Form 10-Q
period 1993-12-31
ANACOMP INC
filed 1994-02-14
CIK 6260

                                 UNITED STATES
                                 UNITED STATES
                                 UNITED STATES
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                      SECURITIES AND EXCHANGE COMMISSION
                      SECURITIES AND EXCHANGE COMMISSION
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            Washington, D.C.  20549
                            Washington, D.C.  20549
                            Washington, D.C.  20549

                                   Form 10-Q
                                   Form 10-Q
                                   Form 10-Q
                                   Form 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the period ended December 31, 1993
                                         _________________

                                      OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                               _______    ________


                         Commission File Number 1-8328


                                 ANACOMP, INC.
                                 ANACOMP, INC.
                                 ANACOMP, INC.
                                 ANACOMP, INC.


                          Indiana           35-1144230
                          11550 North Meridian Street
                             Post Office Box 40888
                          Indianapolis, Indiana  46240


                Registrant's Telephone Number is (317) 844-9666



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           YES    X      NO
                               _______      _______


The number of shares outstanding of the Common Stock of the registrant on December 31, 1993, the close of the period covered by this report, was 40,863,097.

                        ANACOMP, INC. AND SUBSIDIARIES
                        ANACOMP, INC. AND SUBSIDIARIES
                        ANACOMP, INC. AND SUBSIDIARIES
                        ANACOMP, INC. AND SUBSIDIARIES


                                     Index
                                     _____


                                                                       Page No.
                                                                       ________
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:
              Consolidated Balance Sheets
              December 31, 1993 and September 30, 1993 ................     2

              Consolidated Statements of Operations
              Three Months Ended December 31, 1993 and 1992............     3

              Consolidated Statements of Cash Flows
              Three Months Ended December 31, 1993 and 1992............     4

              Consolidated Statements of Stockholders' Equity
              Three Months Ended December 31, 1993 and 1992............     5

              Notes to Consolidated Financial Statements...............     6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations .............     9


PART II.    OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K...........................    10



SIGNATURES ............................................................    11


CONSOLIDATED BALANCE SHEETS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED BALANCE SHEETS
Anacomp, Inc., and Subsidiaries

(Dollars in thousands,                                          Dec. 31,   Sept. 30,
 except per share amounts)                                        1993        1993
____________________________________________________________________________________
ASSETS                                                         (Unaudited)
ASSETS
ASSETS
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . .  $ 27,897    $ 24,922
  Accounts and notes receivable, less allowances for
   doubtful accounts of $3,885 and $4,245, respectively  . .     95,533     109,251
  Current portion of long-term receivables  . . . . . . . . .    16,174       7,489
  Inventories . . . . . . . . . . . . . . . . . . . . . . . .    56,920      69,192
  Prepaid expenses and other  . . . . . . . . . . . . . . . .     9,965       7,157
                                                               ________    ________
Total current assets  . . . . . . . . . . . . . . . . . . . .   206,489     218,011
                                                               ________    ________

Property and equipment, at cost less
 accumulated depreciation and amortization  . . . . . . . . .    59,228      66,399
Long-term receivables, net of current portion . . . . . . . .    19,704      17,619
Excess of purchase price over net assets of businesses
 acquired and other intangibles, net. . . . . . . . . . . . .   268,804     296,426
Deferred tax benefit of net operating losses, net of
  valuation allowance of $60,000  . . . . . . . . . . . . . .    34,667          --
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .    48,277      45,093
                                                               ________    ________
                                                               $637,169    $643,548
                                                               ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . .  $ 36,850    $ 34,355
  Accounts payable  . . . . . . . . . . . . . . . . . . . . .    61,764      67,246
  Accrued compensation, benefits and withholdings . . . . . .    13,089      16,452
  Accrued income taxes  . . . . . . . . . . . . . . . . . . .    12,837      11,502
  Accrued interest. . . . . . . . . . . . . . . . . . . . . .    12,991      20,089
  Other accrued liabilities . . . . . . . . . . . . . . . . .    33,465      37,438
                                                               ________    ________
Total current liabilities . . . . . . . . . . . . . . . . . .   170,996     187,082
                                                               ________    ________

Long-term debt, net of current portion. . . . . . . . . . . .   405,230     404,738
Other noncurrent liabilities. . . . . . . . . . . . . . . . .    12,625      13,546
                                                               ________    ________
Total noncurrent liabilities. . . . . . . . . . . . . . . . .   417,855     418,284
                                                               ________    ________

Redeemable preferred stock, $.01 par value,
 issued and outstanding 500,000 shares
 (aggregate preference value of $25,000). . . . . . . . . . .    24,407      24,383
                                                               ________    ________

Stockholders' equity:
  Common stock, $.01 par value, authorized 100,000,000
   shares, 40,863,097 and 40,629,524 issued, respectively . .       409         406
  Capital in excess of par value of common stock  . . . . . .   163,765     163,209
  Cumulative translation adjustment . . . . . . . . . . . . .    (4,552)     (4,744)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . .  (135,711)   (145,072)
                                                               ________    ________
Total stockholders' equity. . . . . . . . . . . . . . . . . .    23,911      13,799
                                                               ________    ________
                                                               $637,169    $643,548
                                                               ========    ========

                   See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF OPERATIONS
Anacomp, Inc., and Subsidiaries

                                                              Three months ended
(Dollars in thousands,                                             December 31,
                                                             _____________________
 except per share amounts)                                       1993        1992
__________________________________________________________________________________
                                                                    (Unaudited)
Revenues:
  Services provided . . . . . . . . . . . . . . . . . . . .  $ 54,424     $ 52,941
  Equipment and supply sales  . . . . . . . . . . . . . . .    84,359       88,211
                                                             ________     ________
                                                              138,783      141,152
                                                             ________     ________
Operating costs and expenses:
  Costs of services provided  . . . . . . . . . . . . . . .    37,274       36,628
  Costs of equipment and supplies sold. . . . . . . . . . .    59,018       62,485
  Selling, general and administrative expenses  . . . . . .    21,848       21,874
                                                             ________     ________
                                                              118,140      120,987
                                                             ________     ________
Income from continuing operations before interest, other
  income, income taxes, extraordinary credit, and
  cumulative effect of accounting change  . . . . . . . . .    20,643       20,165
                                                             ________     ________

Interest income . . . . . . . . . . . . . . . . . . . . . .       777          609
Interest expense and fee amortization . . . . . . . . . . .   (16,610)     (16,592)
Other income (expense). . . . . . . . . . . . . . . . . . .      (270)        (958)
                                                             ________     ________
                                                              (16,103)     (16,941)
                                                             ________     ________
Income from continuing operations before
  income taxes, extraordinary credit, and
  cumulative effect of accounting change. . . . . . . . . .     4,540        3,224
Provision for income taxes  . . . . . . . . . . . . . . . .     2,400        1,550
                                                             ________     ________
Income from continuing operations before
  extraordinary credit and cumulative effect of
  accounting change . . . . . . . . . . . . . . . . . . . .     2,140        1,674

Loss from discontinued operations, net of
  income tax benefits . . . . . . . . . . . . . . . . . . .      (239)        (362)
Extraordinary credit resulting from utilization
  of tax loss carryforwards . . . . . . . . . . . . . . . .        --          700
Cumulative effect on prior years of a change in
  accounting for income taxes . . . . . . . . . . . . . . .     8,000           --
                                                             ________     ________

Net income. . . . . . . . . . . . . . . . . . . . . . . . .     9,901        2,012
Preferred stock dividends and discount accretion  . . . . .       540          540
                                                             ________      _______
Net income available to common stockholders . . . . . . . .  $  9,361     $  1,472
                                                             ========     ========
Earnings per common and common equivalent share:
  Continuing operations (net of preferred stock
      dividends and discount accretion) . . . . . . . . . .  $    .04     $    .03
  Discontinued operations . . . . . . . . . . . . . . . . .      (.01)        (.01)
  Extraordinary credit  . . . . . . . . . . . . . . . . . .        --          .02
  Cumulative effect on prior years of a change in
    accounting for income taxes . . . . . . . . . . . . . .       .18           --
                                                             ________     ________
  Net income. . . . . . . . . . . . . . . . . . . . . . . .  $    .21     $    .04
                                                             ========     ========



                      See notes to consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CASH FLOWS
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   Anacomp, Inc., and Subsidiaries






                                                                        Three months ended



                                                                           December 31,



                                                                      ______________________
   (Dollars in thousands)                                                1993       1992



   _________________________________________________________________________________________
                                                                           (Unaudited)



   Cash flows from operating activities:



     Net income....................................................   $  9,901  $  2,012



     Adjustments to reconcile net income to net



      cash provided by operating activities:



       Cumulative effect of a change in accounting for income taxes     (8,000)       --
       Depreciation and amortization...............................      9,278     9,478



       Provision (benefit) for losses on accounts receivable.......         --      (365)



       Non-cash compensation expense...............................         65        46



       Loss on disposition of assets...............................         69         4



       Change in assets and liabilities, net of acquisitions:



         Decrease in accounts and long-term receivables............     10,980    10,934



         Decrease (increase) in inventories and prepaid expenses...        459    (2,027)



         Increase in other assets..................................     (3,153)   (3,113)



         Decrease in accounts payable and accrued expenses.........    (19,974)  (25,199)



         Decrease in other noncurrent liabilities..................       (921)     (421)



                                                                      ________  ________
           Net cash used in operating activities...................     (1,296)   (8,651)



                                                                      ________  ________

   Cash flows from investing activities:



     Proceeds from sale of assets..................................      7,018     8,094



     Purchases of property, plant and equipment....................     (3,039)   (4,708)



     Payments to acquire companies and customer rights.............     (2,600)     (150)



                                                                      ________  ________
           Net cash provided by investing activities...............      1,379     3,236



                                                                      ________  ________

   Cash flows from financing activities:



     Proceeds from issuance of common stock .......................        559       582



     Proceeds from revolving line of credit and



       long-term borrowings........................................     22,628    10,000
     Principal payments on long-term debt..........................    (19,771)  (29,434)



     Preferred dividends paid......................................       (516)     (516)



                                                                      ________  ________
           Net cash provided by, (used in) financing activities....      2,900   (19,368)



                                                                      ________  ________

   Effect of exchange rate changes on cash.........................         (8)    1,788
                                                                                   1
                                                                                   1
                                                                                   1
                                                                      ________  ________
   Increase (decrease) in cash and cash equivalents................      2,975   (22,995)




   Cash and cash equivalents at beginning of period................     24,922    29,881



                                                                      ________  ________

   Cash and cash equivalents at end of period......................   $ 27,897  $  6,886



                                                                      ========  ========



   Supplemental disclosures of cash flow information



   Cash paid during the period for:



     Interest......................................................   $ 21,775  $ 22,154



     Income taxes..................................................   $    460  $    442




                         See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Anacomp, Inc., and Subsidiaries


THREE MONTHS ENDED DECEMBER 31, 1993                Capital in
_______________________________________
                                                    excess of
                                                    par value   Cumulative   Retained
                                         Common     of Common   Translation  earnings
(In thousands)                            Stock       Stock     Adjustment   (deficit)      Total
______________________________________  _________   _________   __________  __________   __________
(Unaudited)
BALANCE AT SEPTEMBER 30, 1993 ........  $    406    $ 163,209   $  (4,744)  $(145,072)   $  13,799
BALANCE AT SEPTEMBER 30, 1993
BALANCE AT SEPTEMBER 30, 1993
BALANCE AT SEPTEMBER 30, 1993
Exercise of stock options ............         2          300          --          --          302
Shares issued for purchases under the
  Employee Stock Purchase Plan........         1          256          --          --          257
Preferred stock dividends ............        --           --          --        (516)        (516)
Accretion of redeemable preferred
  stock discount .....................        --           --          --         (24)         (24)
Translation adjustments for period ...        --           --         192          --          192
Net income for the period ............        --           --          --       9,901        9,901
                                        ________    _________   _________   _________    _________
BALANCE AT DECEMBER 31, 1993..........  $    409    $ 163,765   $  (4,552)  $(135,711)   $  23,911
BALANCE AT DECEMBER 31, 1993
BALANCE AT DECEMBER 31, 1993
BALANCE AT DECEMBER 31, 1993
                                        ========    =========   =========   =========    =========


THREE MONTHS ENDED DECEMBER 31, 1992                Capital in
_______________________________________
                                                    excess of
                                                    par value   Cumulative   Retained
                                         Common     of Common   Translation  earnings
(In thousands)                            Stock       Stock     Adjustment   (deficit)      Total
______________________________________  _________   _________   __________  __________   __________
(Unaudited)
BALANCE AT SEPTEMBER 30, 1992 ........  $    397    $161,198    $   8,200   $(161,505)   $   8,290
BALANCE AT SEPTEMBER 30, 1992
BALANCE AT SEPTEMBER 30, 1992
BALANCE AT SEPTEMBER 30, 1992
Exercise of stock options ............         1         216           --          --          217
Shares issued for purchases under the
  Employee Stock Purchase Plan........         1         360           --          --          361
Preferred stock dividends ............        --          --           --        (516)        (516)
Accretion of redeemable preferred
  stock discount .....................        --          --           --         (24)         (24)
Translation adjustments for period ...        --          --       (9,253)         --       (9,253)
Net income for the period ............        --          --           --       2,012        2,012
                                        ________    ________    _________   _________    _________
BALANCE AT DECEMBER 31, 1992..........  $    399    $161,774    $  (1,053)  $(160,033)   $   1,087
BALANCE AT DECEMBER 31, 1992
BALANCE AT DECEMBER 31, 1992
BALANCE AT DECEMBER 31, 1992
                                        ========    ========    =========   =========    =========

                                See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ANACOMP, INC. AND SUBSIDIARIES
ANACOMP, INC. AND SUBSIDIARIES
ANACOMP, INC. AND SUBSIDIARIES
ANACOMP, INC. AND SUBSIDIARIES

1. During interim periods, Anacomp follows the accounting policies set forth in its Annual Report to Stockholders and its Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results.

    In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in financial position and stockholders' equity of Anacomp and its subsidiaries for interim periods. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2. Inventories are stated at the lower of cost or market, cost being determined by methods approximating the first-in, first-out basis.

    The cost of inventories is distributed as follows:

                                                     Dec. 31,    Sept. 30,
        (In thousands)                                1993          1993
        ____________________________________________________________________

        Finished goods . . . . . . . . . . . . . . . $ 33,402    $ 38,289
        Work in process. . . . . . . . . . . . . . .    6,083       7,105
        Raw materials and supplies . . . . . . . . .   17,435      23,798
                                                     ________    ________
                                                     $ 56,920    $ 69,192
                                                     ========    ========

3. In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Under FAS 109, the Company recognizes income taxes under the liability method of accounting for income taxes. The liability method measures the expected tax impact of future taxable income or deductions resulting from differences in the tax and financial reporting bases of assets and liabilities reflected in the consolidated balance sheet and the expected tax impact of carryforwards for tax purposes. A valuation allowance is to be recorded against those tax assets when it is "more likely than not" that the benefit will not be realized.

    FAS 109 was adopted in the first quarter of fiscal 1994. The Company recorded a deferred tax asset of $95 million representing the federal and state tax NOLs and tax credits. The Company also recorded a valuation allowance of $60 million reducing the deferred tax asset to a net $35 million.

    Recognition of the deferred tax asset and valuation allowance caused adjustments to the following financial statement components:


                                                 Capital    Accrued
                             Net                in excess    Income
    (In thousands)         Income   Goodwill   of par value   Taxes      Total
    ______________         ______   ________   ____________  _______   ________

    Deferred tax asset     $8,000   $66,000       $6,000     $15,000   $95,000
    Valuation allowance        --   (39,000)      (6,000)    (15,000)  (60,000)
                           ------   -------       ------     -------   -------


    Net deferred tax asset $8,000   $27,000           --          --   $35,000
                           ======   =======       ======     =======   =======

    In the future, the federal provision for income taxes reflected in the consolidated statement of operations will generally not require a cash payout to the extent the Company has NOLs. The cash savings from the utilization of NOLs will be reported as a reduction of the deferred tax asset recorded under the guidelines of FAS 109.

    The components of deferred tax assets and liabilities at December 31 and October 1, 1993 are as follows:

                                                 Dec. 31          Oct. 1
    Net Deferred Tax Asset (In thousands)          1993            1993
    ______________________                       ________        ________

    Tax effects of future tax deductible
      differences related to:
      Inventory reserves.......................  $  2,800        $  2,900
      Depreciation.............................     1,500           1,400
      Building reserves........................     6,800           7,400
      EPA reserve..............................     3,400           3,400
      Sale/leaseback of assets.................     1,700           1,800
      Other net deductible differences.........     4,800           4,300

    Tax effects of future taxable differences
      related to:
      Leases...................................    (4,400)         (4,600)
      Capitalized software.....................    (4,400)         (4,600)
                                                 ________        ________
    Net tax effects of future differences......    12,200          12,000
                                                 ________        ________

    Tax effects of carryforward benefits:
      Federal net operating loss carryforwards.    79,500          80,000
      Federal general business tax credits.....     3,000           3,000
                                                 ________        ________
    Tax effects of carryforwards...............    82,500          83,000
                                                 ________        ________

    Tax effects of future differences
      and carryforwards........................    94,700          95,000
    Less valuation allowance...................   (60,000)        (60,000)
                                                 ________        ________
    Net deferred tax asset.....................  $ 34,700        $ 35,000
                                                 ========        ========

    At December 31, 1993 the Company had NOLs of approximately $220 million available to offset future taxable income. An additional $34 million is available in future periods as accrued expenses become deductible. The Company also has tax credit carryforwards of $3 million available to reduce future tax liabilities, including $1 million of preacquisition tax credits. The NOLs expire commencing in 1995 ($15 million) with remaining amounts in various periods through 2007. The tax credit carryforwards expire substantially in 1997.

    The adoption of FAS 109 reduced goodwill amortization expense by $193 thousand during the three month period ended December 31, 1993. Accordingly, income from continuing operations and net income were increased by the same amount. There was no effect on earnings per common and common equivalent share.

    If FAS 109 had been adopted beginning October 1, 1992, the following proforma results would have been reported for the three month period ended (In thousands) except per share amounts:

                                                 Dec. 31         Dec. 31
                                                   1993            1992
                                                 ________        ________

    Income from continuing operations..........  $  2,135        $  1,862
    Net Income.................................     1,896           9,500
    Earnings per common and common
      equivalent share.........................       .03             .21

4. The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from stock options and exercise of warrants.

    The fully diluted per share computation reflects the effect of common shares contingently issuable upon the exercise of warrants in periods in which such exercise would cause dilution. Fully diluted earnings per share also reflect additional dilution related to stock options due to the use of the market price at the end of the period, when higher than the average price for the period.

    Fully diluted earnings per share are the same as primary earnings per share for the periods presented.

5. Effective January 3, 1994, the Company purchased the computer output micrographics business of 14 data centers operated by National Business Systems for $14.8 million using equal amounts of common stock and cash.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Results of Operations
Results of Operations
Results of Operations
_____________________

Total revenues for the first quarter of fiscal year 1994 were essentially level with the first quarter of fiscal year 1993 after consideration of the foreign exchange translation impact of approximately $2 million. COM systems revenues, however, were up $2.3 million, or 16%, over the prior year on strong XFP shipments. Micrographics service and maintenance service revenues were each up 3%. Micrographic supplies revenues were off $6.8 million, or 13% principally due to decreased duplicate film and reader printer sales in the OEM channels.

Service revenues generated a gross profit margin of 32% in the first quarter up from 31% in the prior year first quarter. Equipment and supply sales generated a gross profit margin of 30% compared to 29% in the prior year. The improved margins result largely from the cost reduction efforts launched in the third quarter of fiscal year 1993.

Selling, general, and administrative expenses amounted to 16% of total revenues in both periods.

The first quarter financial statements reflect the Company's adoption of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", as discussed in Note 3 to the Consolidated Financial Statements. The December 31, 1993 Balance Sheet includes a $34,667,000 deferred tax asset and the Consolidated Statements of Operations include a $8,000,000 one time adjustment reflecting the cumulative effect on prior years.

Liquidity and Capital Resources
Liquidity and Capital Resources
Liquidity and Capital Resources
Liquidity and Capital Resources
_______________________________

Working capital amounted to $35.5 million at December 31, 1993 compared to $30.9 million at September 30, 1993. As disclosed in the Consolidated Statements of Cash Flows, net cash used in operating activities improved $7.4 in the first quarter of fiscal year 1994 compared to the first quarter of fiscal 1993, primarily due to reductions in working capital. Net cash used in financing activities was reduced $22.3 million dollars reflecting lower paydowns on the Company's revolving line of credit and resulting in the year to year increase in cash balances of $21.0 million. The Company believes that operating cash flow in 1994 will be sufficient to meet cash requirements for capital expenditures, debt repayments, and other obligations.

                        ANACOMP, INC. AND SUBSIDIARIES
                        ANACOMP, INC. AND SUBSIDIARIES
                        ANACOMP, INC. AND SUBSIDIARIES
                        ANACOMP, INC. AND SUBSIDIARIES

                          PART II:  OTHER INFORMATION
                          PART II:  OTHER INFORMATION
                          PART II:  OTHER INFORMATION
                          PART II:  OTHER INFORMATION


                                                                   PAGE NUMBER
                                                                   PAGE NUMBER
                                                                   PAGE NUMBER
                                                                   PAGE NUMBER

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          ________

          (11)  Computation of Earnings per Common Share.                11

     (b)  Reports on Form 8-K
          ___________________

          There were no reports on Form 8-K filed during the quarter ended December 31, 1993.


                                  SIGNATURES
                                  __________



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



ANACOMP, INC.




   /s/ Donald L. Viles
_______________________________
Donald L. Viles
Vice President and
Chief Accounting Officer



Dated this 14th day of February, 1994.