Form 10-Q
period 1994-03-31
ANACOMP INC
filed 1994-05-12
CIK 6260

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended March 31, 1994

                                      OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to


                         Commission File Number 1-8328


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


                           YES    X      NO


The number of shares outstanding of the Common Stock of the registrant on March 31, 1994, the close of the period covered by this report, was 43,044,554.

                        ANACOMP, INC. AND SUBSIDIARIES

                                     Index

PART I.  	FINANCIAL INFORMATION
                                                                        Page No.
Item 1.	Financial Statements:
	  Consolidated Balance Sheets
	  March 31, 1994 and September 30, 1993 ..................	    2

	  Consolidated Statements of Operations
	  Six Months Ended March 31, 1994 and 1993................	    3

	  Consolidated Statements of Cash Flows
	  Six Months Ended March 31, 1994 and 1993................	    4

	  Consolidated Statements of Stockholders' Equity
  	  Six Months Ended March 31, 1994 and 1993................	    5

	  Notes to Consolidated Financial Statements.................	   6

Item 2.  Management's Discussion and Analysis of
	  Financial Condition and Results of Operations .............	   9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...........................      10



SIGNATURES ............................................................	  11

CONSOLIDATED BALANCE SHEETS
Anacomp, Inc., and Subsidiaries

(Dollars in thousands,	 Mar. 31, 	Sept. 30,
 except per share amounts)                                 	   1994   	   1993
ASSETS	(Unaudited)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . .	$ 28,846 	$ 24,922
  Accounts and notes receivable, less allowances for
   doubtful accounts of $3,748 and $4,245, respectively  . .	 103,698 	 109,251
  Current portion of long-term receivables  . . . . . . . . .	  14,747 	   7,489
  Inventories . . . . . . . . . . . . . . . . . . . . . . . .	  52,971	  69,192
  Prepaid expenses and other  . . . . . . . . . . . . . . . .	   9,505       7,157
Total current assets  . . . . . . . . . . . . . . . . . . . .	 209,767     218,011

Property and equipment, at cost less
 accumulated depreciation and amortization  . . . . . . . . .	  59,917	  66,399
Long-term receivables, net of current portion . . . . . . . .	  19,183	  17,619
Excess of purchase price over net assets of businesses
 acquired and other intangibles, net. . . . . . . . . . . . .	 279,829	 296,426
Deferred tax asset, net of valuation allowance of $60,000 . . 	  34,000	      --
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .	  50,286      45,093
	$652,982	$643,548
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . .	$ 41,695  	$ 34,355
  Accounts payable  . . . . . . . . . . . . . . . . . . . . .	  64,731  	  67,246
  Accrued compensation, benefits and withholdings . . . . . .	  16,744  	  16,452
  Accrued income taxes  . . . . . . . . . . . . . . . . . . .	  14,128 	  11,502
  Accrued interest. . . . . . . . . . . . . . . . . . . . . .	  19,707	  20,089
  Other accrued liabilities . . . . . . . . . . . . . . . . .	  35,315   	  37,438
Total current liabilities . . . . . . . . . . . . . . . . . .	 192,320 	 187,082

Long-term debt, net of current portion. . . . . . . . . . . .	 393,956 	 404,738
Other noncurrent liabilities. . . . . . . . . . . . . . . . .	  11,723 	  13,546
Total noncurrent liabilities. . . . . . . . . . . . . . . . . 	 405,679 	 418,284

Redeemable preferred stock, $.01 par value,
 issued and outstanding 500,000 shares
 (aggregate preference value of $25,000). . . . . . . . . . .	  24,430      24,383

Stockholders' equity:
  Common stock, $.01 par value, authorized 100,000,000
   shares, 43,044,554 and 40,629,524 issued, respectively . .	     430 	     406
  Capital in excess of par value of common stock  . . . . . .	 171,540	 163,209
  Cumulative translation adjustment . . . . . . . . . . . . .	  (6,024)	  (4,744)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . .	(135,393)  	(145,072)
Total stockholders' equity. . . . . . . . . . . . . . . . . .	  30,553 	  13,799
	$652,982	$643,548


                   See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Anacomp, Inc., and Subsidiaries

                                                             Three months ended    Six months ended
(Dollars in thousands,	                                          March 31,            March 31,
 except per share amounts)                               	   1994   	   1993     1994   	   1993
	                                                              (Unaudited)	      (Unaudited)


Revenues:
  Services provided . . . . . . . . . . . . . . . . . . . .	$ 57,725 	$ 53,486 	$112,149 	$106,427
  Equipment and  supply sales . . . . . . . . . . . . . . .	  88,538    90,798   172,897 	 179,009
                                                             146,263   144,284   285,046   285,436
Operating costs and expenses:
  Costs of services provided  . . . . . . . . . . . . . . .	  40,518	  36,268 	   77,792	   72,896
  Costs of equipment and supplies sold. . . . . . . . . . .	  63,888 	  63,327    22,906  	 125,812
  Selling, general and administrative expenses  . . . . . .	  23,635 	  24,379    45,483 	  46,253

                                                           	 128,041 	 123,974   	 246,181 	 244,961

Income from continuing operations before interest, other
  income, income taxes, extraordinary credit, and
  cumulative effect of accounting change. . . . . . . . . .	  18,222 	  20,310 	  38,865 	  40,475

Interest income . . . . . . . . . . . . . . . . . . . . . .	     724 	     983  	   1,501	   1,592
Interest expense and fee amortization . . . . . . . . . . .	 (16,351) 	 (16,284)  	 (32,961)	 (32,876)
Other income (expense). . . . . . . . . . . . . . . . . . . 	   (324) 	  (1,459)  	    (594)	  (2,417)
 	                                                           (15,951)	 (16,760)  	 (32,054)	 (33,701)

Income from continuing operations before
  income taxes, extraordinary credit, and
  cumulative effect of accounting change. . . . . . . . . .	   2,271  	   3,550  	   6,811  	   6,774
Provision for income taxes  . . . . . . . . . . . . . . . .	   1,200 	   1,700   	   3,600 	    3,250

Income from continuing operations before
  extraordinary credit and cumulative effect of
  accounting change . . . . . . . . . . . . . . . . . . . . 	   1,071  	   1,850  	   3,211 	   3,524
Loss from discontinued operations, net of
  income tax benefits . . . . . . . . . . . . . . . . . . .	    (214)	    (349)	       (453)	    (711)
Extraordinary credit resulting from utilization
  of tax loss carryforwards . . . . . . . . . . . . . . . . 	      --	     900	      --	   1,600
Cumulative effect on prior years of a change in
  accounting for income taxes . . . . . . . . . . . . . . .	      -- 	      --       8,000          --
Net income  . . . . . . . . . . . . . . . . . . . . . . . .      857      2,401      10,758       4,413
Preferred stock dividends and discount accretion  . . . . .	     539 	     539 	   1,079       1,079
Net income available to common stockholders . . . . . . . .	$    318 	$  1,862   	$  9,679 	$  3,334

Earnings per common and common equivalent share:
  Continuing operations (net of preferred stock
    dividends and discount accretion) . . . . . . . . . . .	$    .01	$    .03	$    .05	$    .06
  Discontinued operations . . . . . . . . . . . . . . . . .	      -- 	    (.01)	    (.01)	    (.02)
  Extraordinary credit. . . . . . . . . . . . . . . . . . .	      --	     .02	      --	     .04
  Cumulative effect on prior years of a change in
    accounting for income taxes . . . . . . . . . . . . . .	      --         --         .18          --
  Net income  . . . . . . . . . . . . . . . . . . . . . . .	$    .01	$    .04	$    .22	$    .08


                               See notes to consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CASH FLOWS
   Anacomp, Inc., and Subsidiaries

                                                                         Six months ended
                                                                             March 31,
   (Dollars in thousands)                                               1994        1993
                                                                           (Unaudited)
   Cash flows from operating activities:
     Net income....................................................   $  10,758    $  4,413
     Adjustments to reconcile net income to net
      cash provided by operating activities:
       Cumulative effect of a change in accounting
        for income taxes...........................................      (8,000)          --
       Depreciation and amortization...............................      18,943       19,102
       Provision (benefit) for losses on accounts receivable.......          --        (439)
       Loss on disposition of assets ..............................         469         374
       Change in assets and liabilities:
         Decrease in accounts and long-term receivables............       2,775      12,699
         Decrease (Increase) in inventories and prepaid expenses...       4,788      (3,365)
         Increase in other assets..................................      (7,897)     (2,710)
         Decrease in accounts payable and accrued expenses.........      (2,781)    (13,992)
         Decrease in other noncurrent liabilities..................      (1,823)       (308)
           Net cash provided by operating activities...............      17,232      15,774

   Cash flows from investing activities:
     Proceeds from sale of assets..................................       9,085       8,160
     Purchases of property, plant and equipment....................      (8,885)    (12,974)
     Proceeds from notes receivable................................          --       1,343
     Payments to acquire companies and customer rights.............     (10,350)       (700)
           Net cash used in investing activities...................     (10,150)     (4,171)

   Cash flows from financing activities:
     Proceeds from issuance of common stock and warrants...........         956       1,274
     Proceeds from revolving line of credit and
      long-term borrowings.........................................      23,000      18,000
     Principal payments on long-term debt .........................     (26,243)    (40,574)
     Preferred dividends paid......................................      (1,031)     (1,031)
     Payments related to the issuance of debt and equity...........          --      (6,204)
           Net cash used in financing activities...................      (3,318)    (28,535)

   Effect of exchange rate changes on cash.........................         160         (20)
   Increase (decrease) in cash and cash equivalents................       3,924     (16,952)

   Cash and cash equivalents at beginning of period................      24,922      29,881

   Cash and cash equivalents at end of period......................   $  28,846   $  12,929

   Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest .....................................................   $  29,134   $  30,879
     Income taxes..................................................   $     883   $   1,937

   Supplemental disclosure of noncash investing and financial activities:

   In January 1994, the Company purchased the COM Services customer base of 14 micrographics service centers operated by National Business Systems.  Common stock was issued for $7.4 million of the purchase price.

                      See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Anacomp, Inc., and Subsidiaries


SIX MONTHS ENDED MARCH 31, 1994         	         Capital in
	                                       	         excess of
	       	                                         par value  Cumulative	 Retained
 	                                       Common 	 of Common	 Translation	earnings
(In thousands)                            Stock      Stock   Adjustment  (deficit)    Total
(Unaudited)
BALANCE AT SEPTEMBER 30, 1993 ........	$    406	$ 163,209 	$  (4,744)	 $(145,072) 	$  13,799
Exercise of stock options ............	       2	      424  	      --	        --	         426
Shares issued for purchases under the
  Employee Stock Purchase Plan........	       2	      527	        --	        --	         529
Preferred stock dividends ............	      --	       -- 	       -- 	   (1,031) 	    (1,031)
Accretion of redeemable preferred
  stock discount .....................	      --	       --	        --	       (48) 	       (48)
Translation adjustments for period ...	      -- 	      --	    (1,280)	       --  	    (1,280)
NBS Stock Issuance....................	      20	    7,380	        --	        --	       7,400
Net income for the period ............	      --        --         --  	   10,758      10,758
BALANCE AT MARCH 31, 1994 ............	$    430	$ 171,540	 $  (6,024)	$(135,393)	  $  30,553
                                      	========	=========	 =========	 =========	   =========


SIX MONTHS ENDED MARCH 31, 1993         	         Capital in
		                                                 excess of
	                                               	  par value 	Cumulative	 Retained
                                       	 Common	  of Common   	Translation	 earnings
(In thousands)                            Stock      Stock     Adjustment   (deficit)      Total
(Unaudited)
BALANCE AT SEPTEMBER 30, 1992 ........	$    397	  $161,198  	$   8,200   	$(161,505) 	$   8,290
Exercise of stock options ............	       2	       551  	       --	          --	      553
Shares issued for purchases under the
  Employee Stock Purchase Plan........	       3	       715	         --	          --	      718
Preferred stock dividends ............	      --	        -- 	        -- 	     (1,031) 	   (1,031)
Accretion of redeemable preferred
  stock discount .....................	      --	        --	         --	         (48) 	      (48)
Translation adjustments for period ...	      -- 	       --	    (10,775)	         --  	  (10,775)
Other.................................	      --	      (239)	        --	          --	       (239)
Net income for the period ............	      --         -- 	        --  	      4,413      4,413
BALANCE AT MARCH 31, 1993 ............	$    402	  $162,225	  $  (2,575)	  $(158,171)	 $   1,881
	                                      ========	  ========	  =========	   =========	  =========

                                See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ANACOMP, INC. AND SUBSIDIARIES

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

2. Inventories are stated at the lower of cost or market, cost being determined by methods approximating the first-in, first-out basis.

    The cost of inventories is distributed as follows:

                                          	 			Mar. 31, 	Sept. 30,
		(In thousands)                  	           	 1994       1993
		Finished goods . . . . . . . . . . . . . . .	$ 32,858 	$ 38,289
		Work in process. . . . . . . . .	. . . . . .	   5,854	    7,105
		Raw materials and supplies . . .	. . . . . .	  14,259 	  23,798
		     	                                      	$ 52,971	 $ 69,192
			                                           	========	 ========

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

    FAS 109 was adopted in the first quarter of fiscal 1994. The Company recorded a deferred tax asset of $95 million representing the tax effect of federal and state tax NOLs and tax credits. The Company also recorded a valuation allowance of $60 million reducing the deferred tax asset to a net $35 million.

    Recognition of the deferred tax asset and valuation allowance at October 1, 1993 caused adjustments to the following financial statement components:

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
                           ======   =======       ======     =======   =======

    In the future, the federal provision for income taxes reflected in the consolidated statement of operations will generally not require a cash payout to the extent the Company has NOLs. The cash savings from the utilization of NOLs will be reported as a reduction of the net deferred tax asset recorded under the guidelines of FAS 109; thereafter, as a reduction of goodwill.

    The provision for income taxes for the six months ended March 31, 1994 and 1993 consisted of the following:

                                    				Mar. 31  	Mar. 31
				                                     1994   	 1993
   Current:

	  Federal and State................		$  400     	$   50
   Foreign..........................		 1,500         600
                                  				$1,900     	$  650

	Deferred:

	  Federal and State................		$1,300	     $  400
	  Foreign..........................	     --          --
				                                  $1,300     	$  400

	Provision for income taxes.........		$3,200	     $1,050
                                   			======     	======

    The components of deferred tax assets and liabilities at March 31, 1994 and October 1, 1993 are as follows:

	Mar. 31 	 Oct. 1
    Net Deferred Tax Asset (In thousands)	  1994   	  1993
    Tax effects of future tax deductible
      differences related to:
      Inventory reserves.......................	$  2,700	$  2,900
      Depreciation.............................	   1,300	   1,400
      Building reserves........................	   6,700	   7,400
      EPA reserve..............................	   3,200	   3,400
      Sale/leaseback of assets.................	   1,600	   1,800
      Other net deductible differences.........	   4,100	   4,300

    Tax effects of future taxable differences
      related to:
      Leases...................................	  (4,300)  (4,600)
      Capitalized software.....................	  (4,300)  (4,600)
    Net tax effects of future differences......	  11,000   12,000

    Tax effects of carryforward benefits:
      Federal net operating loss carryforwards.	  80,000   80,000
      Federal general business tax credits.....	   3,000    3,000
    Tax effects of carryforwards...............	  83,000   83,000

    Tax effects of future differences
      and carryforwards........................	  94,000   95,000
    Less valuation allowance...................	 (60,000  (60,000)
    Net deferred tax asset.....................	$ 34,000 $ 35,000
                                               	======== ========

    At March 31, 1994 the Company had NOLs of approximately $219 million available to offset future taxable income. An additional $31 million is available in future periods as accrued expenses become deductible. The Company also has tax credit carryforwards of $3 million available to reduce future tax liabilities, including $1 million of preacquisition tax credits. The NOLs expire commencing in 1995 ($15 million) with remaining amounts in various periods through 2007. The tax credit carryforwards expire substantially in 1997.

    In addition to the cumulative effect adjustment on the statement of operations, the adoption of FAS 109 reduced goodwill amortization expense by $193,000 and $387,000 during the three-month and six-month periods ended March 31, 1994, respectively. Accordingly, income from continuing operations and net income increased by $91,000 and $182,000, respectively. There was no effect on earnings per common and common equivalent share.

    If FAS 109 had been adopted beginning October 1, 1992, the following proforma results would have been reported for the periods ended (In thousands except per share amounts):

                                            Three Months        Six Months
                                           Ended March 31     Ended March 31
                                     	  1994	  1993   	 1994  	  1993
    Income from continuing operations... $1,066	 $2,038 $3,201 	$ 3,900
    Net Income..........................	   852 	 1,689	 2,748 	 18,089
    Earnings per common and common
      equivalent share..................	   .01	   .03	   .04	    .39

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

5. Effective January 3, 1994, the Company purchased the Com Services customer base of 14 micrographics service centers operated by National Business Systems for $14.8 million using equal amounts of common stock and cash. This business has been or will be merged into Anacomp's existing service centers.

6. Effective May 4, 1994, the Company purchased Graham Acquisition Corporation ("Graham") for $7.6 million of Anacomp stock. The agreement also provides for contingent consideration of up to $7.6 million of Anacomp stock based upon the future earnings of Graham. Graham manufacturers and distributes 3480 computer tape cartridges and open reel tape. Graham's operations will be combined with Anacomp's existing magnetic media products division.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Total revenues for the six months ended March 31, 1994 were essentially level with the same period of the prior year. Micrographics service revenues however, were up $4.4 million, or, 7%, largely as a result of the acquisition of 14 data centers from National Business Systems which was effective January 3, 1994. Maintenance service revenues were up 3% and magnetic media sales were up 4%. COM system sales and supply sales were down 2% and 9%, respectively, due primarily to decreased shipments in the OEM channel.

Service revenues generated a gross profit margin of 31% for the six months, down from 32% in the same period of the prior year. The decline is due to transition expenses incurred in assimilating the data center customers acquired from NBS. Equipment and supply sales generated a gross profit margin of 29% compared to 30% in the prior year. The reduced margin results largely from reduced COM system and reader printer shipments and the resulting impact on manufacturing costs.

Selling, general, and administrative expenses amounted to 16% of total revenues for both years.

The financial statements reflect the Company's adoption of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", as discussed in Note 3 to the Consolidated Financial Statements. The March 31, 1994 Balance Sheet includes a $34 million deferred tax asset and the Consolidated Statements of Operations include a $8 million one time adjustment reflecting the cumulative effect on prior years of this accounting change.

Liquidity and Capital Resources

Working capital amounted to $17.4 million at March 31, 1994 compared to $30.9 million at September 30, 1993. The decrease is mainly due to improved inventory turnover ratios. As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities improved $1.5 in the first six months of fiscal year 1994 compared to the first six months of fiscal 1993.
Net cash used in investing activities increased $6.0 million because of the acquisition of data centers from National Business Systems. Net cash used in financing activities was reduced $25.2 million reflecting lower paydowns on the Company's revolving line of credit and contributing to the year to year increase in cash balances of $15.9 million. The Company believes that operating cash flow in 1994 will be sufficient to meet cash requirements for capital expenditures, debt repayments, and other obligations.

                        ANACOMP, INC. AND SUBSIDIARIES

                          PART II:  OTHER INFORMATION


					        PAGE NUMBER

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

     (a) 	Exhibits

         	(11)  Computation of Earnings per Common Share.                12

     (b)	Reports on Form 8-K

	There were no reports on Form 8-K filed during the quarter ended March 31, 1994.

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



ANACOMP, INC.




   /s/ Donald L. Viles
Donald L. Viles
Vice President and
Chief Accounting Officer



Dated this 12th day of May, 1994.