Form 10-Q
period 1994-06-30
ANACOMP INC
filed 1994-08-12
CIK 6260

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended June 30, 1994

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


                           YES    X      NO


The number of shares outstanding of the Common Stock of the registrant on June 30, 1994 the close of the period covered by this report, was 45,662,954.

                        ANACOMP, INC. AND SUBSIDIARIES



                                     Index

PART I.  FINANCIAL INFORMATION
                                                                       Page No.
Item 1.	 Financial Statements:
	          Consolidated Balance Sheets
	          June 30, 1994 and September 30, 1993.......................	     2

	          Consolidated Statements of Operations Three Months and
	          Nine Months Ended June 30, 1994 and 1993 ..................	     3

	          Consolidated Statements of Cash Flows
	          Nine Months Ended June 30, 1994 and 1993 ..................	     4

	          Consolidated Statements of Stockholders' Equity
  	        Nine Months Ended June 30, 1994 and 1993 ..................	     6

	          Notes to Consolidated Financial Statements.................	     7

Item 2.	Management's Discussion and Analysis of
	        Financial Condition and Results of Operations ...............	    11


PART II.	OTHER INFORMATION


Item 6.	 Exhibits and Reports on Form 8-K.............................	    12


        SIGNATURES ...................................................	    13

CONSOLIDATED BALANCE SHEETS
Anacomp, Inc., and Subsidiaries

(Dollars in thousands,	                                         June 30, 	Sept. 30,
 except per share amounts)                                 	   1994   	    1993
ASSETS	                                                           (Unaudited)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . .	$ 11,947   $ 24,922
  Accounts and notes receivable, less allowances for
   doubtful accounts of $3,474 and $4,245, respectively . . .	 117,960  	 109,251
  Current portion of long-term receivables  . . . . . . . . .	  13,186  	   7,489
  Inventories . . . . . . . . . . . . . . . . . . . . . . . .	  66,482  	  69,192
  Prepaid expenses and other. . . . . . . . . . . . . . . . .	   5,941  	   7,157
Total current assets  . . . . . . . . . . . . . . . . . . . .	 215,516    218,011

Property and equipment, at cost less
 accumulated depreciation and amortization  . . . . . . . . .	  64,842  	  66,399
Long-term receivables, net of current portion . . . . . . . .	  18,582  	  17,619
Excess of purchase price over net assets of businesses
 acquired and other intangibles, net. . . . . . . . . . . . .	 281,610  	 296,426
Deferred tax asset, net of valuation allowance of $60,000 . .   33,250         --      --
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .	  49,214  	  45,093
                                                             	$663,014  	$643,548
                                                             	======== 	========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . .	$ 41,603	  $ 34,355
  Accounts payable  . . . . . . . . . . . . . . . . . . . . .	  71,399	    67,246
  Accrued compensation, benefits and withholdings . . . . . .	  13,610  	  16,452
  Accrued income taxes  . . . . . . . . . . . . . . . . . . .	  14,967	    11,502
  Accrued interest. . . . . . . . . . . . . . . . . . . . . .   12,027     20,089
  Other accrued liabilities . . . . . . . . . . . . . . . . .	  38,658     37,438
Total current liabilities . . . . . . . . . . . . . . . . . .	 192,264  	 187,082

Long-term debt, net of current portion. . . . . . . . . . . .	 389,943  	 404,738
Other noncurrent liabilities. . . . . . . . . . . . . . . . .	  11,040  	  13,546
Total noncurrent liabilities. . . . . . . . . . . . . . . . .  400,983    418,284

Redeemable preferred stock, $.01 par value,
 issued and outstanding 500,000 shares
 (aggregate preference value of $25,000) . . . . . . . . . . .  24,454  	  24,383

Stockholders' equity:
  Common stock, $.01 par value, authorized 100,000,000
   shares, 45,662,954 and 40,629,524 issued, respectively . .	     456 	      406
  Capital in excess of par value of common stock  . . . . . .	 181,558  	 163,209
  Cumulative translation adjustment . . . . . . . . . . . . .	  (2,828) 	  (4,744)
  Deficit . . . . . . . . . . . . . . . . . . . . . . . . . .	(133,873) 	(145,072)
Total stockholders' equity. . . . . . . . . . . . . . . . . .	  45,313  	  13,799
                                                             	$663,014	  $643,548
                                                              ========   ========

                    See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Anacomp, Inc. and Subsidiaries

                                                             Three months ended     Nine months ended
(Dollars in thousands,                                      	     June 30,            June 30,
 except per share amounts)                                 	 1994   	   1993       1994   	    1993
	                                                              (Unaudited)	            (Unaudited)
Revenues:
  Services provided . . . . . . . . . . . . . . . . . . . .	$ 55,374   $ 53,392   $167,523 	$159,819
  Equipment and  supply sales . . . . . . . . . . . . . . .	  89,749     87,017    262,646  	266,026
                                                             145,123    140,409    430,169   425,845
Operating costs and expenses:
  Costs of services provided  . . . . . . . . . . . . . . .	  38,825     35,028    116,617	  107,924
  Costs of equipment and supplies sold. . . . . . . . . . .	  65,642	    61,695    188,548   187,507
  Selling, general and administrative expenses  . . . . . .	  20,316     23,171     65,799 	  69,424

                                                           	 124,783    119,894    370,964  	364,855
Income from continuing operations before interest, other
  income, income taxes, extraordinary credit, and
  cumulative effect of accounting change. . . . . . . . . .   20,340     20,515     59,205 	  60,990

Interest income . . . . . . . . . . . . . . . . . . . . . .	     804        664      2,305     2,256
Interest expense and fee amortization . . . . . . . . . . .	 (16,512)   (17,038)   (49,473)  (49,914)
Other income (expense), . . . . . . . . . . . . . . . . . .	     228        606       (366)   (1,811)
                                                             (15,480)   (15,768)   (47,534)  (49,469)
Income from continuing operations before
  income taxes, extraordinary credit, and
  cumulative effect of accounting change. . . . . . . . . .	   4,860      4,747     11,671    11,521
Provision for income taxes  . . . . . . . . . . . . . . . .	   2,600      2,300      6,200 	   5,550

Income from continuing operations before
  extraordinary credit and cumulative effect of
  accounting change . . . . . . . . . . . . . . . . . . . .    2,260      2,447      5,471 	   5,971
Loss from discontinued operations, net of
  income tax benefits . . . . . . . . . . . . . . . . . . .	    (200)      (338)      (653)	  (1,049)
Extraordinary credit resulting from utilization of tax
  loss carryforwards. . . . . . . . . . . . . . . . . . . .	      --      1,100   	     -- 	   2,700
Cumulative effect on prior years of a change in
  accounting for income taxes . . . . . . . . . . . . . . .       --         --      8,000        --
Net income  . . . . . . . . . . . . . . . . . . . . . . . .    2,060      3,209     12,818     7,622
Preferred stock dividends and discount accretion  . . . . .	     540        540      1,619 	   1,619
Net income available to common stockholders . . . . . . . .	$  1,520   $  2,669   $ 11,199   $ 6,003

Earnings per common and common equivalent share:
  Continuing operations (net of preferred stock
    dividends and discount accretion) . . . . . . . . . . .	$    .04	  $    .04   $    .08	  $   .10
  Discontinued operations . . . . . . . . . . . . . . . . .	    (.01)      (.01)      (.01) 	   (.02)
  Extraordinary credits . . . . . . . . . . . . . . . . . .	      --        .03         --  	    .06
  Cumulative effect on prior years of a change in
    accounting for income taxes . . . . . . . . . . . . . .       --         --        .17        --
  Net income  . . . . . . . . . . . . . . . . . . . . . . .	$    .03	  $    .06   $    .24	  $   .14

                               See notes to consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CASH FLOWS
   Anacomp, Inc., and Subsidiaries
                                                                         Nine months ended
                                                                             June 30,
   (Dollars in thousands)                                                1994        1993

                                                                          (Unaudited)
   Cash flows from operating activities:
     Net income....................................................   $  12,818    $  7,622
     Adjustments to reconcile net income to net
      cash provided by operating activities:
       Cumulative effect of a change in accounting
        for income taxes...........................................      (8,000)         --
       Depreciation and amortization...............................      29,547      28,582
       Provision (benefit) for losses on accounts receivable.......          --        (437)
       Loss (gain) on disposition of assets........................         727        (527)
       Change in assets and liabilities
           (excluding the effects of acquisitions):
         Decrease in accounts and long-term receivables............       1,319      18,309
         Decrease (increase) in inventories and prepaid expenses...       4,907      (5,043)
         Increase in other assets..................................      (5,426)     (3,511)
         Decrease in accounts payable and accrued expenses.........     (13,935)    (17,329)
         Decrease in other noncurrent liabilities..................      (2,750)     (5,264)
           Net cash provided by operating activities...............      19,207      22,402

   Cash flows from investing activities:
     Proceeds from sale of assets..................................      11,049      11,276
     Purchases of property, plant and equipment....................     (14,001)    (18,240)
     Proceeds from notes receivable................................          --       1,343
     Payments to acquire companies and customer rights.............     (16,852)       (880)
           Net cash used in investing activities...................     (19,804)     (6,501)

   Cash flows from financing activities:
     Proceeds from issuance of common stock and warrants...........       1,198       1,907
     Proceeds from revolving line of credit and
      long-term borrowings.........................................      39,000      39,889
     Principal payments on long-term debt .........................     (51,501)    (55,672)
     Preferred dividends paid......................................      (1,547)     (1,547)
     Payments related to the issuance of debt and equity...........          --      (7,070)
           Net cash used in financing activities...................     (12,850)    (22,493)

   Effect of exchange rate changes on cash.........................         472        (595)
   Decrease in  cash and cash equivalents..........................     (12,975)     (7,187)

   Cash and cash equivalents at beginning of period................      24,922      29,881

   Cash and cash equivalents at end of period......................   $  11,947   $  22,694


   Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest .....................................................   $  51,416   $  52,941
     Income taxes..................................................   $   1,635   $   2,493


   Supplemental disclosure of noncash investing and financial activities:

   During 1994 and 1993, the Company acquired companies and rights to provide future services.  In conjunction with these acquisitions, the purchase price consisted of the following:

                                                                   Nine months ended June 30
   (Dollars in thousands)                                               1994        1993

   Cash paid ......................................................   $  16,852   $     880
   Notes payable issued............................................       4,240         350
   Stock issued....................................................      17,201          --
                                                                      ---------   ---------
   Total fair value of acquisitions................................   $  38,293   $   1,230
                                                                      =========   =========

                     See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Anacomp, Inc., and Subsidiaries


NINE MONTHS ENDED JUNE 30, 1994
                                                 Capital in
                                                 excess of
                                                 par value 	Cumulative   Retained
                                        Common   of Common 	Translation	 earnings
(In thousands)                          Stock    Stock      Adjustment   (deficit)    Total
(Unaudited)
BALANCE AT SEPTEMBER 30, 1993 ........	$    406  $163,209	  $  (4,744)	$(145,072) 	$  13,799
Exercise of stock options ............	       3       545          --	        --	        548
Shares issued for purchases under the
  Employee Stock Purchase Plan........	       2       648	         --	        --         650
Preferred stock dividends ............	      --        -- 	        -- 	   (1,547) 	   (1,547)
Accretion of redeemable preferred
  stock discount .....................	      --        --	         --	      (72) 	       (72)
Translation adjustments for period ...	      --        --	      1,916 	      --  	     1,916
NBS Stock Issuance....................       20     7,380          --        --        7,400
Graham Stock Issuance.................       25     9,776          --        --        9,801
Net income for the period ............	      --        --   	      --     12,818 	    12,818
BALANCE AT JUNE 30, 1994............. 	$    456  $181,558 	$   (2,828)	$(133,873) 	$  45,313



NINE MONTHS ENDED JUNE 30, 1993
                                                 Capital in
                                                 excess of
                                                 par value 	Cumulative   Retained
                                        Common   of Common 	Translation	 earnings
(In thousands)                          Stock    Stock      Adjustment   (deficit)   Total
(Unaudited)
BALANCE AT SEPTEMBER 30, 1992 ........	$    397  $161,198	 $   8,200 	$(161,505) 	$   8,290
Exercise of stock options ............	       4       897   	     --	       --	         901
Shares issued for purchases under the
  Employee Stock Purchase Plan........	       3       999	        --	       --	       1,002
Preferred stock dividends ............	      --        -- 	       -- 	   (1,547) 	   (1,547)
Accretion of redeemable preferred
  stock discount .....................	      --        --	        --	      (72) 	       (72)
Translation adjustments for period ...	      --        --	   (11,961)	       --  	  (11,961)
Other.................................	      --     ( 239)	       --	       --         (239)
Net income for the period ............	      --        --         --      7,622       7,622
BALANCE AT JUNE 30, 1993 .............	$    404  $162,855 	$  (3,761) $(155,502)  $   3,996

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

2. Inventories are stated at the lower of cost or market, cost being determined by methods approximating the first-in, first-out basis.

    The cost of inventories is distributed as follows:

                                                     Jun. 30,    Sept. 30,
	      	(In thousands)                               	 1994         1993
	       Finished goods . . . . . . . . . . . . . . .$  44,983   $  38,289
       	Work in process. . . . . . . . . . . . . . .	   6,919	      7,105
      		Raw materials and supplies . . . . . . . . .	  14,580      23,798
      	    	                                         $ 66,482	   $ 69,192
		                                                   ========	   ========

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

    Recognition of the deferred tax asset and valuation allowance at October 1, 1993 caused adjustments to the following financial statement components:

                                                 Capital    Accrued
                             Net                in excess    Income
    (In thousands)         Income   Goodwill   of par value   Taxes      Total
    Deferred tax asset     $8,000   $66,000       $6,000     $15,000   $95,000
    Valuation allowance        --   (39,000)      (6,000)    (15,000)  (60,000)
                           ------   -------       ------     -------   -------
    Net deferred tax asset $8,000   $27,000       $   --     $    --   $35,000
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

    The provision for income taxes for the nine months ended June 30, 1994 and 1993 consisted of the following:

                                                      June 30	   June 30
    Provision for Income Taxes (In thousands)            1994      1993
    Current:
      Federal and State..............................  $   400	   $(1,100)
      Foreign........................................ 	  2,600      2,350
                                                      	  3,000      1,250
    Deferred:
      Federal and State..............................    2,600	       700
      Foreign........................................ 	     --         --
                                                      	  2,600        700

    Provision for income taxes.......................  $ 5,600	   $ 1,950
                                                      	=======	   =======

    The provision for income taxes is included in the financial statements as follows:

    Continuing operations............................  $ 6,200    $ 5,550
    Discontinued operations..........................     (600)      (900)
    Extraordinary credit - reduction of income taxes
      arising from carryforward of prior years'
      operating losses...............................       --     (2,700)
                                                         5,600    $ 1,950
                                                       =======    =======

    The components of deferred tax assets and liabilities at June 30, 1994 and October 1, 1993 are as follows:

	                                                           June 30  	 Oct. 1
    Net Deferred Tax Asset (In thousands)	                    1994   	  1993
    Tax effects of future tax deductible
      differences related to:
      Inventory reserves.............................   	$  2,700	  $  2,900
      Depreciation...................................	      1,700	     1,400
      Building reserves..............................	      6,100	     7,400
      EPA reserve....................................	      3,400	     3,400
      Sale/leaseback of assets.......................	      1,500	     1,800
      Other net deductible differences...............	      4,400	     4,300

    Tax effects of future taxable differences
      related to:
      Leases.........................................	     (4,100)    (4,600)
      Capitalized software...........................      (4,100)    (4,600)
    Net tax effects of future differences............      11,600     12,000

    Tax effects of carryforward benefits:
      Federal net operating loss carryforwards.......	   $ 78,650	  $ 80,000
      Federal general business tax credits...........       3,000      3,000
    Tax effects of carryforwards.....................      81,650     83,000

    Tax effects of future differences
      and carryforwards..............................	     93,25	     95,000
    Less valuation allowance.........................     (60,000)   (60,000)
    Net deferred tax asset...........................	    $33,250 	 $ 35,000
                                                          ========  ========

    At June 30, 1994, the Company had NOLs of approximately $208 million available to offset future taxable income. An additional $31 million is available in future periods as accrued expenses become deductible.
    The Company also has tax credit carryforwards of $3 million available to reduce future tax liabilities, including $1 million of preacquistion tax credits. NOLs expire commencing in 1995 ($15 million) with remaining amounts in various periods through 2007. The tax credit carryforwards expire substantially in 1997.

    In addition to the cumulative effect adjustment on the statement of operations, the adoption of FAS 109 reduced goodwill amortization expense by $193,000 and $580,000 during the three-month and nine-month periods ended June 30, 1994, respectively. Accordingly, income from continuing operations and net income increased by $91,000 and $273,000, respectively. There was no effect on earnings per common and common equivalent share.

    If FAS 109 had been adopted beginning October 1, 1992, the following proforma results would have been reported for the periods ended (in thousands except per share amounts):

                                            Three Months       Nine Months
                                           Ended June 30       Ended June 30
                                            1994  1993       	 1994   1993
    Income from continuing operations...   $2,255  $2,635     $5,456  $ 6,535
    Net Income..........................    2,055   2,297      4,803   20,386
    Earnings per common and common
      equivalent share..................      .03     .04        .07      .44

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

5. Effective January 3, 1994, the Company purchased the COM Services customer base of 14 micrographics service centers operated by National Business
   Systems ("NBS").

   The purchase price consisted of (in thousands):
   Cash paid to NBS shareholders...............................$ 7,400
   Common stock issued to NBS shareholders.....................  7,400
   Acquisition costs incurred..................................    404
                                                               -------
                                                               $15,204
                                                               =======

6. Effective May 4, 1994, the Company purchased Graham Acquisition Corporation ("Graham Magnetics"). Graham Magnetics manufactures and distributes 3480 computer tape cartridges and open reel tape.

   The purchase price consisted of (in thousands):
   Common stock issued to Graham shareholders..................$ 8,516
   Common stock issued to retire note payable..................  1,285
   Cash paid to retire bank debt...............................  5,540
   Issuance of note payable to a creditor......................  4,240
   Acquisition costs incurred..................................    477
                                                               -------
                                                               $20,058
                                                               =======

   The note payable issued in connection with the acquisition is unsecured and bears interest at 10%. Principal payments of $345,329 plus accrued interest is payable quarterly beginning July 15, 1994. The note holder may at any time require the Company to prepay any amount of the note by issuing common stock. The number of shares of common stock to be issued will equal the prepayment amount divided by $3.57.

   The acquisition agreement also provides for contingent consideration of up to $7.6 million of Anacomp stock based upon the future earnings of the magnetic media products division through September 1997. The contingent consideration will be computed based upon an agreed upon formula and will be issuable annually beginning in January 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Total revenues for the nine months ended June 30, 1994 were $430.2 million, an increase of $4.4 million over the same period of the prior year. Micrographics service revenues were up $5.2 million, or, 6%, largely as a result of the acquisition of 14 data centers from National Business Systems (NBS) which was effective January 3, 1994. Maintenance service revenues were up 3%. Magnetic media sales were up 21% due to the acquisition of Graham Magnetics which was effective May 4, 1994 and contributed $8.9 million for the quarter. COM system sales and supply sales were down 11% and 9%, respectively, due primarily to decreased shipments in the OEM channel.

Service revenues generated a gross profit margin of 30% for the nine months, down from 32% in the same period of the prior year. The decline is due to transition expenses incurred in assimilating the data center customers acquired from NBS, as well as price competition in the COM services area. Equipment and supply sales generated a gross profit margin of 28% compared to 30% in the prior year. The reduced margin results largely from reduced COM system and reader printer shipments and the resulting impact on manufacturing costs.

Selling, general, and administrative expenses amounted to 15% of total revenues in the current year compared to 16% in the prior period. The current period benefited from insurance settlements with regard to EPA liabilities which contributed a $2 million improvement over the prior period.

The financial statements reflect the Company's adoption of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", as discussed in Note 3 to the Consolidated Financial Statements. The June 30, 1994 Balance Sheet includes a $33 million deferred tax asset and the Consolidated Statements of Operations include a $8 million one time adjustment reflecting the cumulative effect on prior years of this accounting change.

Liquidity and Capital Resources

Working capital amounted to $23.2 million at June 30, 1994 compared to $30.9 million at September 30, 1993. The decrease is mainly due to improved inventory turnover ratios. As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities decreased $3 million in the first nine months of fiscal year 1994 compared to the first nine months of fiscal 1993. Net cash used in investing activities increased $13.3 million principally because of the acquisitions of Graham Magnetics and of the data centers from National Business Systems. Net cash used in financing activities was reduced $9.6 million resulting from reduced principal payments related to debt payment schedule modifications in March 1993. The Company believes that operating cash flow in 1994 will be sufficient to meet cash requirements for capital expenditures, debt repayments, and other obligations.

                        ANACOMP, INC. AND SUBSIDIARIES

                          PART II:  OTHER INFORMATION

                                                                   PAGE NUMBER


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
     (a) 	Exhibits

         	(11)  Computation of Earnings per Common Share.         14

     (b)  Reports on Form 8-K

          On May 6, 1994, a Form 8-K was filed to report the acquisition of Graham Magnetics.

                                 SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



ANACOMP, INC.




   /s/ Donald L. Viles
Donald L. Viles
Vice President and
Chief Accounting Officer



Dated this 12th day of August, 1994.