Form 10-K
period 1994-09-30
ANACOMP INC
filed 1994-12-13
CIK 6260

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended September 30, 1994       Commission File Number 1-8328


                                 ANACOMP, INC.
                    (Exact name of registrant as specified
                                in its charter)
            Indiana                                      35-1144230
(State of incorporation)                     (IRS Employer Identification No.)


11550 North Meridian Street, P.O. Box 40888
          Indianapolis, Indiana                                       46240
 (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:               317-844-9666

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
Title of each class                                        on which registered
Common Stock, $.01 par value .............................  New York, Chicago
Common Stock Purchase Rights..............................  New York, Chicago
13.875% Convertible Subordinated Debentures due
   January 15, 2002 ......................................  New York
Common Share Warrants.....................................  Chicago

Securities registered pursuant to Section 12(g) of the Act:

                                     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.                  Yes   X       No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of November 15, 1994: Common stock par value $.01 per share, $108,725,982.

     Common Stock outstanding as of November 15, 1994 was 45,779,361.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement relating to the registrant's 1995 Annual Meeting of Shareholders to be held on January 27, 1995, have been incorporated by reference into Part III of this Annual Report on Form 10-K.

                                    PART I

ITEM 1. Business

A.  General

Anacomp, Inc., (Anacomp or the Company) is a leading information management company which provides micrographics products and services, magnetics products and electronic image management systems to a broad range of customers worldwide. The Company's fiscal 1994 revenue was $ 593 million and operating income (continuing operations income before interest, other income and taxes) was $ 80 million. Approximately 29% of the Company's revenues are derived from international business.

Anacomp was incorporated in Indiana in 1968. By 1986, Anacomp had become, through acquisitions and internal growth, the leading company in the Computer Output Microfilm (COM) data service center segment of the micrographics industry. COM is a process for transferring large volumes of information created by data processing directly from electronic form to microfilm. Microfilm is a cost-effective alternative to the use of paper or electronic files as a means of information storage and retrieval.

In 1987, Anacomp acquired the stock of DatagraphiX, Inc., the world's leading manufacturer of COM systems, from General Dynamics Corporation. The acquisition of DatagraphiX, which developed the first COM system in 1954, made Anacomp the world's leading provider of COM products and services by adding COM systems and maintenance to the Company's product line.

In 1988, the Company acquired Xidex Corporation, the leading manufacturer and distributor of duplicate microfilm (a consumable supply used in the COM process) and microfilm readers and reader/printers. Xidex was also a manufacturer and marketer of computer tape products.

In the early 1990's, Anacomp, recognizing the evolution of technologies competing with COM, modified its strategic objective to becoming a provider of
information and image management products and services.   Today, in addition to
being the world's largest provider of COM solutions for image and information management, Anacomp offers electronic image management products and services. These include writable/erasable magneto-optical disks, CD-R (Compact Disk, Recordable) optical disks and CD-ROM (Compact Disk, Read Only Memory) optical disk storage systems. The Company is also a major manufacturer and distributor of computer tape products used by data processing operations. Additionally, Anacomp provides image and data conversion services whereby documents in human readable form are scanned and digitized for storage on any of the various electronic storage media.

Anacomp's strategy is to provide customers a blend of COM and electronic storage media products and systems that will give them the most cost effective integrated data and image management storage and retrieval solution.

B.  The Information and Image Management Industry

The Information and Image Management (I & IM) industry consists of companies whose products and services store information in a compacted format. The trend toward increased emphasis on efficient management of information is driven by several factors. First, companies understand that effective information management is an important competitive advantage and allows them to better serve their customers. Second, the increasing amounts of data processing output and stored information have made cost-effective and flexible information management more important. Finally, information itself is coming to be viewed as a strategic corporate asset and managing this asset is therefore crucial.

The two major technologies applied in the I&IM industry are: (a) micrographics, which includes COM and source document micrographics and
(b) electronic image management, which includes magnetic and optical technologies for both data and image storage and retrieval.

Micrographics

Micrographics is the conversion of information stored on paper or in electronic form to microfilm or microfiche. Anacomp's primary micrographics business is the sale of COM services, systems, and related maintenance and supplies.

COM is a sophisticated application of micrographics in which information is directly converted at high speed from magnetic or electronic forms to microfilm. COM systems, also known as COM recorders, create an image which is transferred to microfilm. During this process, the COM recorder organizes the information and inserts indexing, output formatting, titling and other retrieval aids tailored to specific customer applications.

COM recorders are data processing peripherals which record computer-generated data and graphics onto microfilm or microfiche at high speeds. COM was initially developed as an information management system that would reduce the cost and increase the speed of computer output by "printing" computer-generated data on microfilm. Since then, COM recorders have become a standard computer-output peripheral.

Compared to paper, COM has a number of benefits. COM recorders can print reports substantially faster than typical impact printers and multiple copies can be made easily and economically on high-speed duplicators. COM has other important cost advantages as well. A COM recorder can print a 1,000 page report on just four 4" by 6" microfiche. Mailing COM reports represents a substantial cost savings over the shipment and handling of paper output. With correct indexing, retrieval of information is easier and faster with COM than with paper storage.

Anacomp offers a complete line of micrographics services and products, including: (i) COM processing services provided to customers on an outsourcing contract basis; (ii) COM systems for users who perform their own data conversion to microfilm; (iii) maintenance services for COM and other micrographics equipment; (iv) source document microfilming services; and (v) consumable supplies used by micrographics systems. Anacomp also sells certain computer tape and other magnetic media products.

Source document micrographics relates to the broad range of photographic, mechanical and other technologies necessary to convert hard copy images to microforms and then to store, retrieve, duplicate and reproduce such images. Applications of source document micrographics include the transferring of paper copy to a microform for more cost-effective storage.

By providing a full range of services, Anacomp can customize its offerings of products and services to meet the specific needs of any customer. Once a customer purchases a COM system from Anacomp, the Company has the opportunity to provide follow-up service, including maintenance and supplies, as well as to sell additional compatible hardware. Anacomp estimates that each dollar of COM system sales generates 36 cents of annual supply revenue and 14 cents of annual maintenance revenue.

Despite the continual decline in the cost of magnetic and optical storage media and systems, micrographics technology is expected to retain significant cost and functional advantages which will keep it competitive in a wide range of applications beyond the year 2000. In addition, micrographics technology can complement other storage media systems to meet the information management needs of many companies.

Electronic Data and Image Management

Electronic data and image management is the application of various technologies, including magnetic media and optical disks, to the storage and retrieval of information and image data. Storage media include magnetic tape, magnetic disks, writable/erasable magneto-optical disks, CD-R optical disks, and CD-ROM optical disks. Data that is created during data processing activities is directly written to the chosen media for later retrieval. Data and images that are in human readable documents are scanned and digitized in binary form and then recorded on the media of choice.

Electronic storage and management of image data provides users with improved data retrieval access time and storage density as a trade off for increased cost versus other storage technologies such as COM.

Anacomp's offerings in the electronic data and image management field include systems incorporating magneto optical disks for use in large, high output volume data centers, and CD-R storage systems intended for operations with only a few users. The Company is also a major manufacturer and distributor of magnetic storage media used by data processing operations, including open reel, 3480 cartridge and 3490 cartridge computer tape.

Anacomp, through its Image Conversion Services Division, provides data and image conversion services where original source documents or other human readable forms and images are scanned, digitized and stored in binary form on any of a variety of magnetic or optical storage media.

C.  Description Of Business Units

Overview

The table below sets forth Anacomp's revenues by product line for the years indicated:

                                                September 30,
(Dollars in thousands)                 1994            1993        1992


Micrographics supplies,
 readers and reader/printers.. $ 204,589   35%  $ 223,120  38% $237,287   38%
Micrographics services........   131,654   22     125,226  21   127,853   20
Maintenance services..........    89,912   15      86,777  15    91,604   15
COM systems...................    59,149   10      75,900  13    76,845   12
Computer tape products........    74,747   13      48,829   8    66,504   11
Other.........................    32,548    5      30,356   5    28,847    4
                               $ 592,599  100%  $ 590,208 100% $628,940  100%
                               ========= ====   ========= ==== ========  ====


Micrographics Services

The Company operates 47 data service centers in the United States. Anacomp's data service centers, which generally operate 24 hours per day every day of the year, receive on a daily basis thousands of magnetic tapes from more than 8,000 customers. The data service centers then convert the information on these tapes to 16mm microfilm or to microfiche, which are 4" x 6" microfilm cards, each of which can store approximately 250 pages of computer output.

For the typical Anacomp data service center customer, an Anacomp salesperson identifies potential COM applications through a survey performed at the customer's site or observation of paper reports at a data processing location. For example, a bank may need to transfer a computerized record of all checking account activity to microfiche for distribution and use at various branch locations. The Anacomp salesperson obtains information regarding any specialized requirements, such as customer indexing, retrieval, rapid turnaround, conversion frequency or distribution, and relays this information to Anacomp's software programmers. The Anacomp data service center then creates a test sample for the customer. Once the test sample is approved by the customer, Anacomp establishes a regular schedule for gathering the customer's tapes for processing. The COM data service center creates, processes, duplicates, packages and returns the microfiche to the customer. Turnaround time ranges from two hours to 36 hours depending on customer needs.

Through its data service centers, Anacomp also offers CD-R data storage services. This offering is for customers who prefer their computer output stored on CD-R optical disks instead of microfiche. As with COM customers, Anacomp receives data on computer tape or via direct transmission and records the data on CD-Rs.

The data service center industry is highly fragmented with numerous small operations in each major geographic market. Due to the emphasis on prompt service, competition is primarily limited to data service centers within a 50-mile radius of a customer. Anacomp and First Image Management Company (First Image), a division of First Financial Management Corporation, are the two largest U.S. data service center organizations. The remainder of the market is served by numerous small, local data service centers.

The Company has been successful in acquiring data service centers located in markets attractive to Anacomp and consolidating these operations with its existing network where appropriate. Such acquisitions result in additional volumes being serviced by Anacomp's existing data service centers, thereby improving operating margins while maintaining competitive prices. Anacomp has acquired 24 data service centers or the related COM services customers and one microforms service center during the past three fiscal years.

In December 1993, Anacomp acquired two data service centers from First Image in markets where Anacomp provides COM services to separate customer bases. In January 1994, Anacomp acquired the COM services customers of 14 data service centers from National Business Systems. These were also in markets where Anacomp provides COM services. Consistent with past practices, all of these operations were incorporated into existing Anacomp data service centers (See
Note 3 to the Consolidated Financial Statements). In September 1993, Anacomp, as part of a comprehensive agreement, sold two data service centers to First Image. These centers were in markets whose potential did not meet Anacomp's requirements.

Image Conversion Services

In October 1994, Anacomp established Image Conversion Services as a separate division. Anacomp operates 11 image conversion centers which provide microforms services. Microforms services take two forms: the conversion of both active and archival paper documents to microfilm (source document microfilming), and the reproduction of large data bases, such as parts catalogs, on microfilm (micropublishing). Anacomp works closely with its customers to determine how best to convert records to microfilm or microfiche and to index them so that the information is easily accessed.

This division also provides a service to record data and/or image management information onto CD-ROMs, CD-Rs, magneto optical disk, magnetic tape or other electronic storage media. The process involves taking a human readable document, usually an original source paper document, scanning and digitizing the data, and recording it on the chosen media for later retrieval.

Image Conversion Services personnel are trained to work closely with Anacomp's COM sales force to identify COM customers who are potential users of image conversion services. Additionally, the Image Conversion Services sales force prospects for new business from non-Anacomp COM customers. Anacomp competes with EDS, customer in-house installations, and numerous small regional providers.

COM Systems Anacomp is the world's leading manufacturer of COM systems, manufacturing and marketing a complete line of COM recorders, processors and duplicators, and related software.

The basic components of a COM recorder are relatively standard. An input section receives data directly from a computer, from magnetic tape or any other data storage device. The COM recorder interprets and converts the data performing certain functions such as film manipulation, output formatting, titling and index extraction. The data is converted into images and transferred directly onto film and the finished microfilm and duplicates are produced. Critical subassemblies for COM recorders and duplicators are manufactured, assembled and tested at the Company's facilities in Poway, California. Other components, such as tape drives, power supplies and frames are purchased from outside vendors. Multiple sources for these components exist.

Anacomp supplies a complete line of COM recorders covering all feature possibilities, including wet or dry process technology, roll or cut fiche, medium to high speed, stand-alone or integrated film processors and duplicators, a PC-based operator control interface, and an electronic forms generation capability on its laser-based system. All of the Company's COM recorders are software compatible, which provides for customer transfer throughout the product line.

In 1990, Anacomp introduced the XFP 2000 COM system. The XFP 2000 represents the fourth generation of COM recorder technology. The XFP 2000 is the most significant technological advance in the COM industry in the last decade, permitting graphic as well as alphanumeric reproduction. The XFP 2000 is faster and more reliable than previous COM recorders. When coupled with the necessary software, the XFP 2000 can reproduce bit-mapped images and duplicate the output of laser printers of various manufacturers onto microfiche. This ability, which is not available in older generation COM recorders, allows applications such as signatures, logos and photographs to be output to microfiche.

In October 1991, Anacomp signed an agreement with Eastman Kodak to serve as the Original Equipment Manufacturer (OEM) for Kodak's new COM recorder. The six-year agreement calls for Anacomp to supply (subject to certain contractual cancellation rights) between 600 and 1,500 specially modified XFP 2000s to Kodak. Through September 1994, Kodak has purchased 149 XFPs under the agreement, 25 of which were purchased in fiscal 1994.

In October 1992, Anacomp and Xerox Corp. announced a joint effort to develop software that will enable the XFP 2000 to process and image Xerox high speed printing data streams. This effort will result in the XFP 2000 being able to output virtually all Xerox print data streams, including those containing fonts, forms, logos, signatures and other images on microfiche. This software is exected to be available during the first calendar quarter of 1995.

In November 1993, Anacomp and Pennant Systems, a division of IBM, announced a joint effort to develop software which will allow Anacomp's XFP 2000 to process and image IBM Advanced Function Presentation (AFP) formatted data. This program will result in the XFP 2000 being able to interpret AFP data streams, including, as with the Xerox program, those containing fonts, logos, signatures and other images on microfiche. This software is expected to be available during mid - 1995.

The Company's primary competitors in the sale of COM systems are Kodak, Agfa-Gevaert and Micrographic Technology Corporation (MTC). Competition is based on such factors as price, product quality, product features and service. Anacomp has the largest installed base of COM systems of any company (approximately 58% of the machines in use) and accounts for approximately 70% of all new COM system sales (inclusive of OEM unit sales). Because changing from one manufacturer's COM system to another is difficult due to software conversion and operator training costs, Anacomp's large installed base is an important advantage. With an installed base that is more than twice as large as its nearest competitor and a technologically advanced family of new products, management believes that the Company has a strong competitive position in the replacement and add-on market.

Optical Disk Systems

In November 1993, the Company announced an OEM agreement with IBM to produce an extended data storage product that bridges the gap between on-line storage and COM storage. The product, called XSTAR, features an OEM version of IBM's 3995 Optical Library Dataserver and will allow mainframe computer users to store and retrieve data through desktop terminals or PCs while also supporting storage via COM systems. XSTAR operates in IBM's MVS environment and provides up to 377 gigabytes of machine-readable storage, equivalent to more than 100 million pages. The system will support storage of data on mainframe magnetic disk, industry standard 5.25-inch single or double density optical disks as well as 3480/3490 cartridge tape and COM. Anacomp received its first order in the fourth quarter of fiscal 1994 and has placed additional units with selected customers for evaluation and possible sale.

In April 1994, Anacomp announced a joint product development program with FileNet to develop a product known as VELLOS. As a document image storage and retrieval system, VELLOS is based on either CD-R optical disks, or writable/erasable magneto-optical disks. It operates as a client/server system in the Unix environment with retrieval options in Windows. The system is designed for small departmental multi-user applications. VELLOS is being marketed exclusively by Anacomp through its Image Conversion Services division, and Anacomp recorded its first sale in the fourth quarter of fiscal 1994.

Maintenance Services

Anacomp provides maintenance to 2,770 COM systems representing approximately 98% of its installed base (2,076 in the U.S. and 694 outside the U.S.) through over 900 service employees operating worldwide. Anacomp provides 24-hour service through a network of maintenance service centers and resident service representatives. The maintenance organization offers installation, ongoing maintenance and field technical support for existing and new products. As additional COM systems are sold, the Company is able to provide maintenance without adding maintenance centers or a significant number of personnel, thereby resulting in increased maintenance margins. In addition, the infrastructure is in place to compete for service contracts on other COM products or selected data processing products. Historically, each dollar of COM system sales has resulted in approximately 14 cents of annual maintenance revenue.

Historically, competition in maintenance has been limited as most customers tend to use the maintenance services of the vendor that installed their system. However, some customers choose to use in-house maintenance staffs. Thus, revenues are primarily a function of new COM system sales and the size of the installed base. Anacomp has the largest installed base in the industry.

In March 1992, Anacomp acquired the COM maintenance service operations of TRW, Inc. TRW was the last major third party provider of such services. These operations expanded the Company's maintenance service base and created new opportunities for COM system sales, COM data service back-up and supplies sales. The TRW operations were integrated into Anacomp's existing maintenance organization. As part of the September 1993 agreement between Anacomp and First Image, Anacomp became First Image's exclusive COM system maintenance provider in the United States.

Micrographics Supplies

Anacomp sells the most comprehensive line of micrographics supplies in the world, offering duplicate microfilms, chemicals for microfilm processing, original silver halide films, paper and toners for reader/printers, micrographics lamps and bulbs, and other consumables. Anacomp's large installed base of COM systems provides the Company with a ready market for its consumable supplies although Anacomp also sells supplies outside of its COM systems base. Historically, every dollar of COM system revenue has generated approximately 36 cents of annual supply revenues. A majority of the supplies sold consist of duplicate microfilm and private label consumables incorporating proprietary chemistry and film developed specifically for Anacomp's COM systems and for which, in most cases, Anacomp is the sole supplier. Anacomp's duplicate microfilm market share is estimated to be 73% and its primary competitor is Rexham. Beginning in October 1994, Anacomp became the exclusive provider of duplicate microfilm to First Image.

In March 1992, Anacomp formed a strategic alliance with SKC Limited and SKC America, Inc. (collectively, SKC), member companies of the Sunkyong Group, a worldwide $22 billion Korean general trading company and manufacturer of petroleum-based products. In the first quarter of fiscal 1994, SKC purchased Anacomp's Sunnyvale, California, duplicate microfilm manufacturing facility. SKC now supplies Anacomp with substantial amounts of magnetic-base polyester and coated duplicate microfilm. SKC also provides Anacomp with a $25 million trade credit arrangement (See Note 4 to the Consolidated Financial Statements).

Readers and Reader/Printers

Anacomp also designs, manufactures and markets a complete line of metal and plastic microfiche/microfilm readers and reader/printers. Readers are relatively simple, low-cost units (which sell for approximately $100 to $400 per unit) used to view microfilm. Reader/printers, which allow users to print a paper copy of the microfilm or microfiche being viewed, sell for approximately $1,250 to $6,300 per unit.

Anacomp is a supplier to Kodak, First Image and Bell & Howell for readers and reader/printers. Anacomp's market share of the worldwide reader market is estimated to be 63% with the remainder of the market held by EyeCom and several small manufacturers, none of whom have more than 10% of the total unit shipments. Anacomp's share of the reader/printer market is approximately 20%. In the reader/printer market, Anacomp competes with Canon, Minolta and Infographics.

In April 1993, the Company announced the introduction of the MicroImage Digital Scanner 300, a low-cost full-function workstation for digitizing and electronically processing micrographic images on demand. The device scans and digitizes micrographic images, allowing them to be viewed, edited or enhanced on a personal computer screen. The digitized image then can be sent electronically to a laser printer or fax machine, or distributed over an electronic network to another image-capable device. Anacomp has approximately 5% of the digital scanner market and competes with Kodak, 3M, Canon and Minolta.


Computer Tape Products

The Company manufactures open reel tape as well as 3480 and 3490 computer tape cartridges used in large mainframe computers such as IBM, Amdahl, Unisys and NEC. It also manufactures a 1/2" tape cartridge for use with DEC computers. The market for open reel tape is comprised of data processing installations with large data storage needs. Demand for this product has been declining and is expected to continue this trend at a rate of 30% per year as 3480 and 3490 computer tape cartridges gain market share.
The computer tape cartridge market continues to develop as IBM and DEC aggressively establish new standards. This process has resulted in the 3480 product being gradually replaced by 3490 computer tape cartridges. Demand for 3480 computer tape cartridges is expected to decline by approximately 8% per year while demand for 3490 computer tape cartridges is expected to grow by 35% per year. Anacomp has approximately 35% of the 3480 computer tape cartridge market and competes with 3M (with approximately 35% market share), BASF (with approximately 18% market share) and Memorex (approximately 10% market share). In the 3490 computer tape cartridge market, Anacomp has approximately 30% market share. Anacomp's competitors and their approximate respective market shares for 3490 computer tape cartridges are 3M (50%), BASF (15%) and Memorex (3%).

New installations as well as library conversions are the driving forces behind the growth in the 3490 computer tape cartridge market. Price competition in the computer tape cartridge market has resulted because of the large amount of manufacturing capacity installed by all producers. However, Anacomp's products consistently receive the highest possible quality ratings from independent rating agencies.

In May 1994, Anacomp acquired Graham Acquisition Corporation which manufactures open reel tape as well as 3480 and 3490 computer tape cartridges at its Graham, Texas facility (See Note 3 to the Consolidated Financial Statements). As a result of the acquisition, Anacomp now manufacturers over 95% of the world's supply of open reel tape. In October 1994, Anacomp announced that the 3480 and 3490 computer tape cartridge operations in the Omaha, Nebraska facility would be relocated to Graham, Texas to lower manufacturing costs of this product.

International

Approximately 29% of the Company's revenues are attributable to its international operations. Anacomp has wholly-owned operating subsidiaries in Germany, the United Kingdom, France, the Netherlands, Belgium, Italy, Finland, Sweden, Denmark, Norway, Canada, Brazil and Japan. The Company's international product and service offerings are virtually identical to those in the U.S. market, except that data service centers are not operated in foreign markets. The most significant markets are the United Kingdom (27% of fiscal 1994 international sales), Germany (18%), France (12%), Canada (6%) and the Benelux countries (5%). In countries where Anacomp does not have subsidiaries, it sells COM systems and supplies through dealers and agents. International sales in 1994 by product line include micrographics supplies (36%), COM systems (12%), maintenance (19%) and computer tape and other magnetics products (33%).

Customers in Western Europe and Canada are primarily in financial services, retailing, health care, COM data service centers, manufacturing and government agencies. Data service centers are the major customers for COM applications in emerging international markets.

In Europe, Anacomp has an estimated 70% market share in COM system sales, an approximate 50% share of the installed base of COM systems, an approximate 38% market share in maintenance and an approximate 33% market share in supplies.

In the Americas (excluding the United States) and Asia, Anacomp's approximate market shares are 63% in COM systems, 15% in maintenance and 39% in supplies. Anacomp has an approximate 51% share of the installed base of COM systems in these markets.

Anacomp's international supplies market share is significantly below the U.S. level because these sales have historically been through dealers and agents. Anacomp's international subsidiaries are gradually taking over supplies sales from dealers and agents, enabling Anacomp to compete more effectively with other manufacturers, especially European manufacturers.
Anacomp may establish subsidiaries in countries where it currently operates through distributors. Competition varies by country with no company in the world competing with Anacomp across all markets. For COM systems and maintenance, the Company primarily competes with MTC and Agfa-Gevaert in Germany and the United Kingdom; Agfa-Gevaert, MTC and Kodak in France; Kodak and Agfa-Gevaert in Italy and Northern Europe; and Kodak, NCR and Fuji in Japan. For supplies, the Company primarily competes with Kalle, Messerli and Rexham in Germany, the United Kingdom and France; Rexham and Kalle in
Italy; Rexham and Messerli in Northern Europe; and Kodak and Fuji in Japan.

D.  Marketing and Customers

The Company has traditionally maintained separate sales forces for its data service centers, COM systems and maintenance services, micrographics supplies, computer tape products and international activities. In October 1994, Anacomp reorganized its domestic sales force. The data service centers, COM systems, and direct channel supplies sales organizations were merged and organized into two direct sales divisions covering the western and eastern sections of the United States. Each division contains 14 Area Business Units (ABU's) responsible for marketing COM services and COM systems and related supplies, and electronic image management systems in specific geographic areas of their division. The Maintenance Services division and the sales forces selling through indirect channels were left unchanged as independent operations. Additionally, the Company created Image Conversion Services as a separate division that offers microfilm, CD-R, CD-ROM and magnetic tape storage and retrieval solutions to customers. Sales force compensation is based on: (i) maintaining recurring sales volumes with existing customers, (ii) adding annual increments to these volumes and
(iii) gross margin earned on sales.

Area Business Units

Anacomp's Area Business Units employ over 170 sales people, including managers, who are trained to sell the merits of COM to their customers' senior management and to identify individual data processing applications for which COM is the most appropriate output alternative. The salespeople work with the customer to determine the best alternative between out-sourcing to an Anacomp data service center and purchasing their own COM systems for in-house operation. The Anacomp salespeople also market COM system maintenance services, consumable supplies, readers and reader/printers, source document micrographics products, and computer tape products. Anacomp salespeople are also trained to identify customer applications that are better suited for an optical disk storage solution and to assist such customers to design an information and image management system that provides the optimal mix of COM and optical storage solutions.

Principal customers for the Company's COM systems include banks, insurance companies, financial service companies, retailers, healthcare providers, COM data service centers, manufacturers and government agencies. Anacomp has almost 900 active COM system customer sites. Principal customers for COM services are similar to COM system customers with the exception of COM data service centers. No single customer accounts for more than 10% of the Company's revenues.

Maintenance

Anacomp's Maintenance Services division is made up of 500 service engineers and managers, who provide geographic coverage through 10 districts in the United States.

Indirect Supplies

Anacomp's indirect supplies operation consists primarily of the sale of Anacomp manufactured products to dealers and distributors throughout the United States and includes the sale of consumable supplies, readers and
reader/printers.   The indirect operation maintains a sales force of
approximately 20 salespeople who provide geographic coverage throughout the United States.

Magnetic Media Anacomp's magnetics operation consists primarily of the sale of Anacomp manufactured products to dealers and distributors throughout the United States and includes the sale of computer tape and flexible diskette products. The magnetics operation maintains a sales force of approximately 20 salespeople who provide geographic coverage throughout the United States.

International

International sales include micrographics products and services as well as certain data processing related products. The Company employs 70 direct salespeople in wholly-owned subsidiaries and has approximately 100 distributors in other countries. Approximately one-third of Anacomp's installed base of COM systems is outside of the United States.

E.  Engineering, Research and Development

The Company supports several engineering processes, including basic technological research, COM system and related software product development, and sustaining engineering support for existing customer installations. The engineering department is located in Poway, California and employs approximately 130 engineers and technicians. The operating costs associated with all engineering programs (including research and development) amounted to approximately $7.2 million in 1994, $7.9 million in 1993 and $8.3 million in 1992. The majority of these costs relate to the continued software development for the XFP 2000 COM recorder.

Management expects that its near-term engineering efforts will be concentrated on adding additional software capabilities to its COM recorders. Anacomp has intensified its development efforts aimed at providing optical disk based storage technology solutions and expects to continue to expand its efforts in this area over the next several years. The Company's primary focus will be to provide a technology bridge between COM and the newer optical disk technologies.

Anacomp owns several patents and licenses covering certain aspects of its products and production processes. However, the Company believes that the patent protection is of lesser significance than the knowledge and experience of its management and personnel, and their abilities to develop and market the Company's products.

F.  Employees and Labor Relations

As of October 1994, Anacomp employed approximately 4,400 people who were engaged in management, sales and services, manufacturing, computer and micrographics operations. In October 1993, Anacomp employed approximately 4,200 people.

G.  Industry Segment and Foreign Operations

As discussed in Note 1 to the Consolidated Financial Statements, Anacomp operates in a single business segment - providing equipment, supplies and services for information management, including storage, processing and retrieval. Financial information concerning the Company's operations in different geographical areas is included in Note 15 to the Consolidated Financial Statements.

Item 2.  Properties

Anacomp's principal administrative headquarters are located at 11550 North Meridian Street, Carmel, Indiana (a suburb of Indianapolis). Anacomp's micrographics manufacturing, engineering and product maintenance facilities are located primarily in Poway, California (outside San Diego). Anacomp's computer tape manufacturing and engineering facilities are located in Omaha, Nebraska, Graham, Texas, and Bryn Mawr, Wales.
The following table indicates square footage:

                             Operating        Other        Corporate
                             Facilities     Facilities     Facilities     Total
United States:
     Leased                    982,000         629,000        74,000    1,685,000
     Owned                          --         168,000            --      168,000
                               982,000         797,000        74,000    1,853,000
International:
     Leased                    160,000              --            --      160,000
     Owned                     145,000              --            --      145,000
                               305,000              --            --      305,000

Total                        1,287,000         797,000        74,000    2,158,000
                             =========       =========     =========    =========

Other Facilities consist primarily of leased space from discontinued operations and property held for sale. Approximately 776,000 square feet of the Other Facilities have been sublet to others and an additional 21,000 square feet is vacant as of November 1994. Anacomp also leases standard office space for its sales and service centers in a variety of locations. Anacomp considers its facilities adequate for its present needs and does not believe that it would experience any difficulty in replacing any of its present facilities if any of its present agreements were terminated.

Item 3.  Legal Proceedings

Anacomp has been identified by the United States Environmental Protection Agency
(EPA) and state governmental agencies (State) as a potentially responsible party pursuant to federal and/or state law for the costs associated with the remediation undertaken or to be undertaken at various disposal sites located in the United States. At most of these sites, Anacomp is one of many parties identified by the EPA and/or the State; at others, it is one of a small number of parties so identified. The liability for such remediation under federal law and, in some instances, state law is strict, joint and several where the alleged harm is indivisible. The actual liability, if any, of Anacomp at these sites cannot be precisely determined at this time, but the Company believes that any ultimate liability will not have a material adverse effect upon its financial position or results of operations because adequate liability estimates have been recorded in the Consolidated Balance Sheet.

Anacomp also is involved in various claims and lawsuits incidental to its business and believes that the outcome of any of those matters will not have a material adverse effect on its consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the three months ended September 30, 1994, to a vote of Anacomp's security holders through the solicitation of proxies or otherwise.

                       EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions with Anacomp and business background during the past five years of Anacomp's executive officers are as follows:

Louis P. Ferrero, age 52, was elected Chairman of the Board and Chief Executive Officer on January 25, 1985, was elected to the Office of the Chairman of the Board and Chief Executive Officer on November 6, 1984, and was elected President of the Company in May 1984. Mr. Ferrero currently serves on the executive and nominating committees of the Board of Directors.

William C. Ater, age 54, was elected Vice President and Chief Administrative Officer in February 1988. From March 1981 to February 1988, Mr. Ater served as Vice President of Administration. He has served as Secretary since March 1985.

K. Gordon Fife, age 49, was elected Vice President of Tax on October 1, 1985.

Hasso Jenss, age 51, was elected Vice President - European Micrographics on November 11, 1993. Prior to that, he served from October 1989 to October 1993 as Managing Director of Anacomp's German subsidiary.

P. Lang Lowrey, age 41, was elected Vice President - Magnetics Group in November 1992. Prior to that, he served from October 1990 to October 1992 as Vice President - Worldwide Marketing Division. He was Vice President - MultiproduX Division from December 1987 through September 1990.

Thomas W. Murrel, age 54, was elected Vice President and General Manager of Poway Operations in January 1993. Prior to that, he served from February 1988 to December 1992 as Vice President - Maintenance Division. From June 1987 to February 1988, he served as Vice President - Product Service, DatagraphiX.

Jack R. O'Donnell, age 64, joined Anacomp in March 1992, as Executive Vice President, Treasurer and Chief Financial Officer. Prior to joining Anacomp, Mr. O'Donnell was an office managing partner with Arthur Andersen, an international public accounting firm.

Michael H. Riley, Age 47, was elected Vice President, Product Development and Marketing on November 12, 1994. From January 1993 to November 1994, he served as Vice President, Product Planning and Marketing. Prior to that, he served from 1990 to 1992 as Vice President of Information Systems Marketing and from 1989 to 1990 as Director of Product Management.

Gary M. Roth, age 52, was elected Vice President, Americas Asia Division in November 1992. From October 1991 to October 1992, he served as Manager, LAAP/Canada Operations. From October 1988 to October 1991, he served as Vice President - Data Systems Division. From July 1982 to October 1988, he served as Regional Vice President - COM Services Division.

Thomas R. Simmons, age 47, was elected Vice President, Direct Sales Division-East on November 12, 1994. He had served as Vice President - Information Systems Division since November 4, 1991. Prior to that, he served from 1987 to 1991 as Vice President - Micrographics Services Division.

Donald L. Viles, age 48, was elected Vice President and Controller of Anacomp on October 1, 1985.

Michael P. Wessner, age 34, was elected Vice President - Strategic Resellers Group on November 12, 1994. He had served as Vice President - Strategic Resellers Division since November 1992. Prior to that, from October 1991 to October 1992, he served as a Regional Vice President in the Strategic Resellers Division. From November 1988 to October 1991, he was a Regional Vice President in the MultiproduX Division. Mr. Wessner joined Anacomp in July 1985, and served as a supplies sales representative until October 1988.

J. Frederick Williams, age 52, was elected Vice President, Direct Sales Division-West on November 12, 1994. He had served as Vice President - Micrographics Services Division since November 4, 1991. From October 1988 through October 1991, he served as a Regional Vice President in the Micrographics Services Division. For the two years prior to that, he was Vice President - Commercial and Government Services Division.

J. Mark Woods, age 52, was elected President and Chief Operating Officer in February, 1993. He had previously served as Executive Vice President and Chief Operating Officer since May 1989. From August 1988 through April 1989, he served as President of the Micrographics Group. He served as Executive Vice President and Chief Operating Officer from January 1985 to August 1988. In February 1988, Mr. Woods was elected a director of Anacomp. He currently serves on the nominating committee of the Board of Directors.

Each of Anacomp's executive officers is elected for a term of one year and until their successors are chosen and qualified or until their death,
resignation or removal.                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

Market, holder and dividend information concerning the Company's common stock appears on page A-1 of this Annual Report on Form 10-K.

Item 6.  Selected Financial Data

Selected financial data appear on page A-1 of this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations appear on pages A-2 to A-7 of this Annual Report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data

Financial statements and supplementary financial information appear on pages A-8 to A-35 of this Annual Report on Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There are no changes in or disagreements with accountants on accounting and financial disclosures.

                                   PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

The Company hereby incorporates by reference the information contained under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" from its definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the 1995 Annual Meeting of Shareholders to be held January 27, 1995. Certain information relating to executive officers of the Company appears on pages 15, 16 and 17 hereof.

Item 11.  Executive Compensation

The Company hereby incorporates by reference the information contained under the heading "Executive Compensation" from its definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the 1995 Annual Meeting of Shareholders to be held January 27, 1995.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The Company hereby incorporates by reference the information contained under the heading "Security Ownership of Management and Other Beneficial Owners" from its definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the 1995 Annual Meeting of Shareholders to be held on January 27, 1995.

Item 13.  Certain Relationships and Related Transactions

There are no relationships and related transactions that require disclosure.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form  8-K (a)
     1. The following financial statements and other information appear in Appendix A to this Annual Report on Form 10-K and are filed as a part hereof:

         Selected Financial Data.
         Market Price and Dividend Information.
         Management's Discussion and Analysis of Financial Condition and
             Results of Operations.
         Report of Independent Public Accountants.
         Consolidated Balance Sheets - September 30, 1994 and 1993. Consolidated Statements of Operations - Years Ended September 30,
             1994, 1993, and 1992.
         Consolidated Statements of Cash Flows - Years Ended September 30,
             1994, 1993, and 1992.
         Consolidated Statements of Stockholders' Equity - Years Ended
             September 30, 1994, 1993, and 1992.
         Notes to Consolidated Financial Statements.

     2. Other than as described below, Financial Statement Schedules are not filed with this Annual Report on Form 10-K because the Schedules are either inapplicable or the required information is represented in the financial statements or notes thereto. The following schedules appear in Appendix A to this Annual Report on Form 10-K and are filed as a part hereof:

         Schedule II - Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees Other than Related Parties.

         Schedule VIII - Valuation and Qualifying Accounts and Reserves.

(b) Reports on Form 8-K:

    On May 6, 1994, a Form 8-K was filed to report the acquisition of Graham Acquisition Corporation.

(c) The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below. Previously unfiled documents are noted with an asterisk (*):

(3)  Articles of Incorporation and Bylaws:
     The Restated Articles of Incorporation of Anacomp amended effective
       January 30, 1992, incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1992. The Bylaws of Anacomp, amended January 29, 1990, are incorporated by reference to
       Exhibit 3 (a) to Anacomp's Form 8-K dated January 31, 1990.

(4)  Instruments defining the rights of security holders, including indentures:
     (a) Indenture dated as of January 1, 1981, among Anacomp International N.V., Anacomp and The Chase Manhattan Bank, N.A., as trustee, relating to 9% Convertible Subordinated Debentures due 1996, incorporated by reference to Exhibit No. 4(c) to Anacomp's Annual Report on Form 10-K for its fiscal year ended June 30, 1981.
           Anacomp International N.V., Anacomp, The Chase Manhattan Bank, N.A., and J. Henry Schroder Bank & Trust Company mutually agreed to substitute J. Henry Schroder Bank & Trust Company as Trustee under said Indenture.

     (b) Indenture dated as of January 15, 1982, between Anacomp and American Fletcher National Bank & Trust Company, as Trustee, incorporated by reference to Exhibit (b) to Anacomp's Form S-16 Registration Statement (File No. 2-75650) dated January 20, 1982, relating to 13.875% Convertible Subordinated Debentures due January 15, 2002. Anacomp, American Fletcher National Bank & Trust Company and United States Trust Company of New York mutually agreed to substitute United States Trust Company of New York as Trustee under said
           Indenture.      (c) Indenture dated as of October 24, 1990, between
           Anacomp and State Street Bank and Trust Company, as Trustee, for $224,900,000 fully accreted value ($215,904,000 aggregate principal amount) of 15% Senior Subordinated Notes due 2000. Incorporated by reference to Exhibit 4(a) to Anacomp's Form 8-K dated October 31, 1990.

     (d) Warrant Agreement dated as of October 24, 1990, between Anacomp and Manufacturers Hanover Trust Company as Warrant Agent. Incorporated by reference to Exhibit 4(f) to the October 31, 1990, Form 8-K.

     (e) Rights Agreement dated as of February 4, 1990, between Anacomp and Manufacturers Hanover Trust Company, as Rights Agent. Incorporated by reference to Exhibit 1 to Anacomp's Form 8-K dated February 6, 1990.

     (f) First Supplemental Indenture dated as of March 22, 1993, between Anacomp, Inc. and State Street Bank and Trust Company, as Trustee,
           relating to Anacomp's 15% Senior Subordinated Notes due 2000. Incorporated by reference to Anacomp's Annual Report on Form 10-K for its fiscal year ended September 30, 1993.

(10) Material Contracts:
     (a) Employment Agreement between Anacomp and Louis P. Ferrero, effective October 1, 1992, incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1992.

     (b) Employment Agreement between Anacomp and J. Mark Woods, effective October 1, 1990, incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1990.

     (c) Second Amendment to Employment Agreement between Anacomp and P. Lang Lowrey III, effective September 30, 1992, incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended
           September 30, 1992.  Original Employment  Agreement dated March 15,
           1990, as amended on December 17, 1990,   incorporated by reference
           to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1990.

     (d) Employment Agreement between Anacomp and Thomas R. Simmons, effective October 1, 1992. Incorporated by reference to Anacomp's Annual Report on Form 10-K for its fiscal year ended September 30, 1993.

     (e) Employment Agreement between Anacomp and Jack R. O'Donnell, effective March 1, 1992, incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1992.

     (f) Letter Agreement between Anacomp, Inc. and Louis P. Ferrero, dated September 3, 1991, incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1991.

     (g) Anacomp, Inc. Restricted Stock Bonus Plan, incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1985.

     (h) Anacomp, Inc. Deferred Compensation Plan, incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1985.

     (i) Anacomp, Inc. Stock Option Plan (1986), incorporated by reference to Anacomp's Proxy Statement dated February 3, 1986.

     (j) Anacomp, Inc. Stock Option Plan (1987), incorporated by reference to Anacomp's Proxy Statement dated January 5, 1987.

     (k) Anacomp, Inc. Stock Option Plan (1988), incorporated by reference to Anacomp's Proxy Statement dated January 12, 1988.

     (l) Anacomp, Inc. Stock Option Plan (1989), incorporated by reference to Anacomp's Proxy Statement dated January 13, 1989.


     (m) Anacomp, Inc. Deferred Stock Option Plan, incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1988.

     (n) Anacomp, Inc. Executive Deferred Compensation Plan, incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1988.

     (o) Amended and Restated Master Agreement dated as of March 22, 1993 among Anacomp, Inc., the Multicurrency Borrowers, the Lenders, the Multicurrency Lenders, the Series A Purchasers, the Series B Purchasers, The First National Bank of Chicago, as Multicurrency Agent, and Citibank, N.A. as Agent, Administrative Agent and Collateral Agent. Incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1993.

     (p) Multicurrency Credit Agreement dated as of March 22, 1993, among Anacomp, Inc., Anacomp, S.A., Xidex S.A.R.L., Anacomp GmbH, Xidex GmbH, Anacomp Italia SRL, Anacomp A.B., Anacomp Holdings, Ltd., Anacomp Ltd., and Xidex Ltd. Incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1993.

     (q) Consent dated as of March 22, 1993, among Anacomp, Inc., the Lenders, the Series A Purchasers, the Series B Purchasers, and Citibank, N.A. as Collateral Agent. Incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1993.

     (r) Credit Agreement dated as of October 24, 1990, among Anacomp, the Lenders party thereto and Citibank, N.A. as Agent. Incorporated by reference to Exhibit 28(b) to the October 31, 1990, Form 8-K.

     (s) Series A Senior Note Purchase Agreement dated as of October 24, 1990, among Anacomp, the Series A Purchasers party thereto and Citibank, N.A. Incorporated by reference to Exhibit 28(c) to the October 31, 1990, Form 8-K.

     (t) Amendment to the Credit Agreement and Series A Senior Note Purchase Agreement (both dated as of October 24, 1990) dated February 21, 1992, among Anacomp, the Lenders party thereto and Citibank, N.A. as Agent. Incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1992.

     (u) Amendment No. 3 to Credit Agreement, dated as of March 22, 1993, among Anacomp, Inc., the Lenders, and Citibank, N.A., as Agent. Incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1993.

     (v) Amendment No. 2 to Series A Senior Note Purchase Agreement, dated as of March 22, 1993, among Anacomp, Inc., the Series A Purchasers and Citibank, N.A., as Administrative Agent. Incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1993.

     (w) Series B Senior Note Purchase Agreement dated as of October 24, 1990, among Anacomp and the Series B Purchasers party thereto. Incorporated by reference to Exhibit 28(d) to the October 31, 1990, Form 8-K.

     (x) Amendment No. 1 to Series B Senior Note Purchase Agreement, dated as of March 22, 1993, among Anacomp, Inc. and the Series B Purchasers. Incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1993.

     (y) Amended and Restated Master Supply Agreement dated October 8, 1993, among Anacomp, SKC America, Inc. and SKC Limited. Incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1993.

     (z) Consolidation Agreement dated October 8, 1993, between Anacomp, Inc. and SKC America, Inc. Incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1993.

     (aa) Stock Purchase Agreement dated as of April 8, 1994 between Anacomp, Inc and Graham Acquisition Corporation. Incorporated by reference to Anacomp's Form 8-K dated May 6, 1994.

     (ab) *Amendment No. 1 to Amended and Restated Master Agreement dated as of July 1, 1994 among Anacomp, Inc., the Multicurrency Borrowers, the Lenders, the Multicurrency Lenders, the Series A Purchasers, the Series B Purchasers, the First National Bank of Chicago, as Multicurrency Agent, and Citibank, N.A. as Agent, Administrative Agent and Collateral Agent.

     (ac) *Amendment No. 2 to Amended and Restated Master Agreement dated as of December 2, 1994 among Anacomp, Inc., the Multicurrency Borrowers, the Lenders, the Multicurrency Lenders, the Series A Purchasers, the Series B Purchasers, the First National Bank of Chicago, as Multicurrency Agent, and Citibank, N.A. as Agent, Administrative Agent and Collateral Agent.




(11)*Statement re: computation of per share earnings.

(21)*Subsidiaries of the registrant.

(23)*Consent of independent public accountants.

(27)*Financial data schedule (Required for electronic filing only).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ANACOMP, INC.

                                    By:   /s/ Louis P. Ferrero
                                         Louis P. Ferrero,
                                         Chairman of the Board and
                                         Chief Executive Officer
December 7, 1994

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated:  December 7, 1994            By:   /s/ Louis P. Ferrero
                                         Louis P. Ferrero,
                                         Chairman of the Board and
                                         Chief Executive Officer

Dated:  December 7, 1994            By:   /s/ Jack R. O'Donnell
                                         Jack R. O'Donnell, Executive Vice
                                         President, Treasurer and Chief
                                         Financial Officer


Dated:  December 7, 1994            By:   /s/ Donald L. Viles
                                         Donald L. Viles, Vice President
                                         and Controller


Dated:  December 7, 1994            By:  /s/ J. Mark Woods
                                         J. Mark Woods, President,
                                         Chief Operating Officer and Director


Dated:  December 7, 1994            By:  /s/ Clark A. Johnson
                                         Clark A. Johnson, Director


Dated:  December 7, 1994            By:   /s/ Richard E. Neal
                                         Richard E. Neal, Director


Dated:  December 7, 1994            By:   /s/ Roger S. Palamara
                                         Roger S. Palamara, Director


Dated:  December 7, 1994            By:   /s/ Paul G. Roland
                                         Paul G. Roland, Director


Dated:  December 7, 1994            By:  /s/ Frederick W. Zuckerman
                                         Frederick W. Zuckerman, Director

                                 APPENDIX A
                         ANNUAL REPORT ON FORM 10-K
                               ANACOMP, INC.


CONTENTS

                                                                    Page

Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . A-1

Market Price and Dividend Information . . . . . . . . . . . . . . . A-1

Management's Discussion and Analysis of Financial Condition
       and Results of Operations. . . . . . . . . . . . . . . . . . A-2

Report of Independent Public Accountants. . . . . . . . . . . . . . A-8

Consolidated Balance Sheets - September 30, 1994 and 1993 . . . . . A-9

Consolidated Statements of Operations - Years Ended September 30,
      1994, 1993 and 1992 . . . . . . . . . . . . . . . . . . . .   A-10

Consolidated Statements of Cash Flows - Years Ended September 30,
      1994, 1993 and 1992. . . . . . . . . . . . . . . . . . . .    A-11

Consolidated Statements of Stockholders' Equity - Years
      Ended September 30, 1994, 1993 and 1992. . . . . . . . . . .  A-13

Notes to Consolidated Financial Statements  . . . . . . . . . . . . A-14

Schedule II - Amounts Receivable from Related Parties and
      Underwriters, Promoters, and Employees Other Than Related
      Parties . . . . . . . . . . . . . . . . . . . . . . . . . . . A-34



Schedule VIII - Valuation and Qualifying Accounts and Reserves  . . A-35

                                                 ANACOMP, INC., AND SUBSIDIARIES
                                                     SELECTED FINANCIAL DATA

The following Selected Financial Data should be read in conjunction with
Item 1 - Business of Part I and the Notes to the Consolidated Financial Statements.

(Dollars in thousands,                                                      Fiscal Year Ended September 30,
 except per share amounts)                              1994           1993            1992          1991           1990

Revenues from continuing operations. . . . . . .    $ 592,599      $ 590,208      $ 628,940        $ 635,361      $ 652,238
Income from continuing operations
 before extraordinary credits and
 cumulative effect of accounting change  . . . .        7,796         13,025         19,867           19,711          5,509
Loss from discontinued operations. . . . . . . .         (841)        (1,334)        (1,646)          (1,606)        (2,067)
Extraordinary credits. . . . . . . . . . . . . .           --          6,900          8,700           11,100          6,134
Cumulative effect on prior years of a change
 in accounting for income taxes. . . . . . . . .        8,000             --             --               --             --
Net income . . . . . . . . . . . . . . . . . . .       14,955         18,591         26,921           29,205          9,576

Earnings per common and common equivalent share:
    Continuing operations  . . . . . . . . . . .          .12            .26            .42              .42            .09
    Discontinued operations  . . . . . . . . . .         (.02)          (.04)          (.04)            (.04)          (.05)
    Extraordinary credits. . . . . . . . . . . .           --            .17            .21              .27            .16
    Cumulative effect on prior years of a change
     in accounting  for income taxes . . . . . .          .17             --             --               --             --
    Net income . . . . . . . . . . . . . . . . .          .27            .39            .59              .65            .20

Earnings per common share assuming full dilution:
    Continuing operations  . . . . . . . . . . .          .12            .26            .42              .42            .09
    Discontinued operations  . . . . . . . . . .         (.02)          (.04)          (.04)            (.04)          (.05)
    Extraordinary credits. . . . . . . . . . . .           --            .17            .20              .26            .16
    Cumulative effect on prior years of a change
     in accounting  for income taxes . . . . . .          .17             --             --               --             --
    Net income . . . . . . . . . . . . . . . . .          .27            .39            .58              .64            .20

Cash dividends per common share. . . . . . . . .           --             --             --               --             --

Current assets . . . . . . . . . . . . . . . . .      214,129        218,011        244,434          238,222        257,606
Current liabilities  . . . . . . . . . . . . . .      208,313        187,082        198,685          203,259        189,748
Working capital. . . . . . . . . . . . . . . . .        5,816         30,929         45,749           34,963         67,858
Total assets . . . . . . . . . . . . . . . . . .      658,639        643,548        681,561          686,062        717,513
Long-term debt . . . . . . . . . . . . . . . . .      366,625        404,738        429,140          451,314        510,905
Redeemable preferred stock . . . . . . . . . . .       24,478         24,383         24,287           24,191         24,095
Stockholders' equity (deficit) . . . . . . . . .       49,756         13,799          8,290          (25,017)       (58,580)

                                 MARKET PRICE AND DIVIDEND INFORMATION

Anacomp, Inc.'s common stock is traded on the New York and Chicago Stock Exchanges under the ticker symbol "AAC."

The high and low closing prices (as reported by NYSE) for the Company's common stock for each quarter during the last two fiscal years were as follows:

                                                       FISCAL YEAR 1994    FISCAL YEAR 1993
                                                         High       Low     High        Low
                             First Quarter             $ 4.13    $ 2.88   $ 4.50     $ 3.00

                             Second Quarter              4.13      3.50     4.63       3.50
                             Third Quarter               4.25      3.00     3.88       2.50
                             Fourth Quarter              3.25      2.50     3.00       2.50

The Company's borrowing agreements prohibit the payment of cash dividends on common shares.

The number of stockholders of record as of November 15, 1994, was 9,810.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Anacomp's fiscal 1994 revenues totalled $592.6 million compared to $590.2 million in fiscal 1993. As discussed below, Anacomp acquired Graham Acquisition Corporation (Graham), a manufacturer of computer tape cartridges and open reel tape, in early May 1994. The Graham acquisition contributed $22.4 million to 1994 revenues. Anacomp also acquired the COM services customer base of 14 data service centers from National Business Systems (NBS) in early January 1994 which contributed $9.1 million to 1994 revenues. Excluding the contributions from these two acquisitions, fiscal 1994 revenues decreased $29.1 million from fiscal 1993 principally due to decreased sales of COM systems, duplicate film, and retrieval devices.

Revenues in 1993 were down $38.7 million compared to the prior year. The continued maturing of certain of Anacomp's computer tape products caused approximately one-half of the decline, with another quarter attributable to unfavorable currency fluctuations compared to the prior year. The balance is generally attributable to the continued weakness in the European economies.

Revenues in 1992 were down $6.5 million from fiscal 1991's $635.4 million. Micrographics services, maintenance services, COM systems and computer tape products all enjoyed revenue increases ranging from 2-13% in 1992. Micrographics supplies revenues, however, decreased 8%, primarily reflecting a decline in film and chemistry sales, most of which occurred in the indirect channels.

Selling, general and administrative costs in 1994 decreased $4.3 million , due in part to the receipt of insurance proceeds related to EPA liabilities. Selling, general and administrative costs in 1993 decreased $3.5 million primarily as a result of favorable settlements of certain facility lease obligations.

Operating margins (continuing operations income before interest, other income, income taxes and extraordinary credits) as a percent of revenue were 13.4% in 1994 compared to 15% in 1993. Accordingly, operating income decreased $9.0 million in 1994. The decrease is largely attributable to a change in product mix as the relatively less profitable computer tape products represent a greater portion of total sales. Operating income decreased $11.7 million from 1992 to 1993, generally in proportion to the decline in revenues. Operating margins were 15.9% in 1992.

Operating income decreased $5.2 million in 1992, in part due to the $6.4 million reduction in revenue. In addition, Anacomp completed two major factory consolidations during the third and fourth quarters in which its manufacturing operations in Hartford, Wisconsin, and its ten separate manufacturing facilities around San Diego county were relocated to a single site in Poway, California (outside San Diego). One-time costs associated with these moves totalled more than $3.2 million and are reflected in 1992's operating income.

The table below sets forth Anacomp's revenues by product line for the years indicated:

                                              September 30,
(Dollars in thousands)             1994              1993              1992
Micrographics supplies,
 readers and reader/printers.. $204,589   35%   $223,120   38%   $237,287   38%
Micrographics services........  131,654   22     125,226   21     127,853   20
Maintenance services..........   89,912   15      86,777   15      91,604   15
COM systems...................   59,149   10      75,900   13      76,845   12



Computer tape products........   74,747   13      48,829    8      66,504   11
Other.........................   32,548    5      30,356    5      28,847    4
                               --------  ----   --------  ----   --------  ----
                               $592,599  100%   $590,208  100%   $628,940  100%
                               ========  ====   ========  ====   ========  ====

Micrographics Supplies, Readers and Reader/Printers

Micrographics supplies revenues decreased 8% in 1994, principally due to reduced demand for duplicate film and readers and reader/printers. Duplicate film sales are expected to improve in 1995 with the addition of a U.S. data service center customer.

During the fourth quarter of fiscal 1993, Anacomp introduced the Digital Scanner 300 (DS 300), a low-cost workstation for scanning and digitizing microfiche and microfilm images, which can then be viewed, edited, or enhanced on a personal computer screen. The DS 300 contributed $1 million of revenue in fiscal 1994, which was less than expected. However, each quarter's sales increased during the year and further increases are expected in fiscal 1995, as a result of product improvements and better identification of the user markets.

Micrographics supplies revenues decreased from $237.3 million in 1992 to $223.1 million in 1993, a 6% decline. However, approximately 2% is attributable to currency fluctuations, and another 2% is attributable to the loss in mid - 1992 of the recently regained customer mentioned above. Micrographics supplies revenues declined 8.5% in 1992. Anacomp believes the decrease in 1992 resulted principally from the generally weak worldwide economic conditions.

During 1992, Anacomp entered into a long-term supply agreement with SKC Limited and SKC America, Inc. (collectively, SKC), members of the Sunkyong Group of Korea (See Note 4 of the Consolidated Financial Statements). SKC was Anacomp's primary source for polyester, the basic raw material for duplicate microfilm and computer tape products. In the first quarter of fiscal 1994, SKC purchased Anacomp's Sunnyvale, California, duplicate microfilm manufacturing facility and became Anacomp's sole supplier of duplicate microfilm. In connection therewith, SKC invested several million dollars to consolidate and enhance the Sunnyvale facilities to improve both productivity and quality, the benefits of which are now enjoyed by Anacomp and its customers.

Micrographics supplies operating profits were down in fiscal 1994 in proportion to the decline in revenue. In 1993, micrographics supplies operating margins were down 2-3%, due in part to currency fluctuations affecting both revenues and costs, as well as pricing competition in certain product lines. Micrographics supplies operating profits were down in fiscal 1992 in proportion to the decline in revenues, excluding approximately $2 million of costs associated with the factory relocation.

Micrographics Services

Micrographics services revenues, predominantly COM services through Anacomp's 47 U.S. data service centers, increased 5% in 1994, decreased 2% in 1993 and increased 6% in 1992, on volume increases of 10%, 13% and 14% in 1994, 1993,and 1992, respectively. As previously mentioned, the increase in fiscal 1994 is due to the acquisition of the COM services customer base of 14 data service centers from NBS. The revenue decline in 1993 is due to the absence of certain government contracts which expired in 1992 and were not replaced, as well as reduced prices. The volume growth is both from new customers and increased services to existing customers. Operating margins as a percent of revenue in 1994 were down approximately 2% as reductions in average selling prices exceeded reductions in production costs. In 1993 and 1992, reductions in operating costs kept margins steady in spite of price competition.

Maintenance Services

Maintenance revenues are derived principally from COM recorders and duplicators. Such revenues increased $3.1 million in 1994, decreased $4.8 million in 1993, and increased $1.7 million in 1992. The improvement in 1994 is largely the result of the addition of a U.S. data service center company to Anacomp's customer base. Approximately one-half of the decline in 1993 is caused by currency fluctuations. The remainder is in part the result of the improved capacity and efficiency of the XFP 2000, which allows customers to produce more volume on fewer machines. Operating margins were modestly reduced in 1994 after remaining level in 1993 and 1992.

COM Systems

COM systems revenues were off 22% because of a decline in sales of XFP 2000 COM systems from 293 systems in 1993 to 187 systems in 1994. These results were partially due to reduced OEM shipments (25 systems in 1994 versus 67 in 1993). Introduction of the Xerox Compatibility Feature (XCF), which was released to beta sites in October 1994 and will be available in the first calendar quarter of 1995, should positively influence 1995 sales of XFP 2000 COM systems. XCF is the result of a two-year development effort between Anacomp and Xerox. The feature adds to Anacomp's XFP 2000 imaging platform the capability to process and image to microfilm Xerox high speed printing data streams.

In November 1993, Anacomp announced a joint effort with Pennant, the IBM Printing Systems Company, to integrate IBM's Advanced Function Presentation
(AFP) capabilities with COM recorders. The availability is scheduled for spring 1995 and is expected to further bolster XFP 2000 sales.

COM systems revenues were up slightly in 1993 after consideration of currency effects. COM systems revenues grew over 7% in 1992, bolstered by sales of 212 XFP 2000 COM systems, an 84% increase over 1991's 115.

Operating margins as a percent of revenue improved in 1994, in spite of reduced revenues, as a result of higher average selling prices. Operating margins in 1993 improved significantly both as a result of higher XFP volumes and from the benefits of the facility consolidations that took place in 1992.

Operating margins in 1992 were essentially unchanged from the prior years, excluding costs associated with the San Diego facility consolidation. During the fourth quarter of fiscal 1992, Anacomp consolidated its San Diego-based manufacturing, engineering, maintenance and product marketing operations into a newly constructed facility in Poway, California, just outside San Diego. The move consolidated 10 different sites around San Diego county and involved approximately 1,000 employees. In connection with the move, Anacomp expensed approximately $1.2 million in the fourth quarter.

In early November 1993, Anacomp announced the signing of an OEM agreement with the IBM Storage Systems Division to produce an extended data storage product that bridges the gap between on-line data and long-term COM storage. Anacomp's XSTAR features an OEM version of IBM Storage Systems Division's 3995 Optical Library Dataserver and will allow mainframe computer users to store and retrieve data through desktop terminals or PCs while also supporting permanent storage via COM systems. Anacomp received its first order in the fourth quarter of fiscal 1994 and has placed additional units with selected customers for evaluation and possible sale.

Computer Tape Products

Anacomp's acquisition of Graham in May 1994 was the primary reason for a 53% increase in computer tape revenues over 1993. Graham manufactures computer tape cartridges and open reel tape at its facility in Graham, Texas. Anacomp will shift all of its U. S. production of those products from its Omaha, Nebraska plant to the Graham facility during the first half of fiscal 1995. The costs associated with this relocation will not be significant. The consolidation is expected to produce operating synergies.

Computer tape revenues decreased $17.7 million in 1993. Almost half of the decrease is due to the completion of a one-time OEM arrangement which contributed $9.7 million in revenues in 1992 and only $1.1 million in 1993. In addition, Anacomp and its competitors experienced decreased demand for 3480 and TK 50-52 cartridges, as well as open reel tape, as these products continue to mature. Anacomp introduced in mid-1993 the high compression 3490E cartridge which contributed over $8 million of revenues in 1994.

Computer tape revenues increased $7.7 million, or 13%, in 1992, primarily the result of the one-time OEM arrangement discussed above, which contributed an incremental $4.5 million. In addition, sales of 3480 cartridges increased 14%. The added revenues in 1994 increased operating profits and improved manufacturing efficiencies. The reduced revenues in 1993 resulted in a significant reduction in that year's operating profits. In 1992, operating profits also declined in spite of increased revenues, due principally to increased pricing pressures in the marketplace.

Other Revenues

Other revenues increased in 1994 and 1993 due to improved sales of flexible diskette products and media. The decline in 1992 was due to the maturing of certain of Anacomp's computer storage products.

Interest

The reduction in interest expense in 1994 resulted from lower debt levels which was partly offset by the increase in short-term interest rates. Interest expense in 1993 and 1992 continued to decline as a result of debt repayments as well as reduced interest rates.

Other Income (Expense)

Other income (expense) is principally foreign exchange gains and losses incurred by the foreign subsidiaries.

Income Taxes

Income taxes as a percentage of income from continuing operations were 54% in 1994, 43% in 1993, and 44% in 1992. In 1994 and 1993, income tax expense was reduced $1.2 million and $3.7 million, respectively, as a result of favorable settlement and disposition of previously established tax reserves. In 1992, the effective tax rate was reduced by the receipt of $1.2 million in state tax refunds, and by the inclusion in income of certain foreign exchange gains which were not subject to tax.

As described in Note 10 to the accompanying financial statements, the effective tax rate is higher than the U.S. statutory rate due to amortization of goodwill not deductible for tax purposes, and generally higher foreign tax rates.

The Company adopted Financial Accounting Standards No. 109, Accounting for Income Taxes, in the first quarter of fiscal year 1994. The adoption resulted in a one-time increase to income of $8 million reflecting the cumulative effect on prior years of this accounting change. See Note 10 to the Consolidated Financial Statements for a further discussion of the effect on the Company's Financial Statements.

Discontinued Operations

The loss from discontinued operations represents the accretion of interest (net of taxes) on the present value of obligations recorded in prior years for unfavorable lease commitments and future lease costs discussed in Note 1 to the Consolidated Financial Statements.

Liquidity and Capital Resources

In 1994, Anacomp continued to invest in data service center retooling, to make important acquisitions such as Graham and NBS, and to make significant investments in software including XCF and AFP. At the same time, short and long-term debt was reduced over $27 million. These requirements were met primarily from operating cash flow. In addition, common stock was issued in each of the major acquisitions, inventory turnover rates were improved and certain data service center equipment was sold under sale/leaseback arrangements which generated approximately $12 million during the year.

As disclosed in the accompanying Consolidated Statements of Cash Flows, net cash provided by operating activities was $52.7 million for fiscal 1994 compared to $45.9 million for the prior year. Net cash used in investing activities increased $21.1 million primarily due to the Graham and NBS business acquisitions in the current year and the decline in proceeds from sale of assets. Net cash used in financing activities decreased $13.0 million due primarily to reduced debt fees and long-term debt payments.

The Company has experienced positive cash flow from operations for the last several years and anticipates positive cash flow will continue in the future. In addition, the debt agreements provide $70 million in revolving credit facilities, over $17 million of which was available at September 30, 1994. Anacomp believes the positive cash flow from operations, amounts available from sale/leaseback of data service center equipment, and the availability of amounts under the revolving credit agreement will adequately fund operations, debt reductions and planned capital expenditures in fiscal 1995. In October 1994, Anacomp sold $19.3 million of data service center equipment of which $14.3 million of the proceeds were used to prepay debt. Anacomp believes that it could generate additional liquidity, if needed, through equity offerings, debt offerings or conversion of existing assets to cash. The revolving credit facilities expire in October, 1995. In connection with their extension or replacement, Anacomp intends to explore refinancing some or all of the remaining senior credit facilities.

Management does not believe that the effects of inflation will have a material impact on the Company. Neither is management aware of changes in prices of materials or other operating costs, or in the selling prices of Anacomp's products and services that will materially affect the Company.

Accounting Pronouncements

In October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119, which addresses the disclosure of derivative financial instruments and fair value of financial instruments. Adoption of this standard is required in fiscal 1995. The Company, based upon existing practices, does not expect adoption of FAS 119 to have a material adverse effect on its financial statements in the year of the adoption.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE BOARD OF DIRECTORS
AND STOCKHOLDERS OF ANACOMP, INC.:



We have audited the accompanying consolidated balance sheets of Anacomp, Inc. (an Indiana Corporation) and subsidiaries as of September 30, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1994. These financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anacomp, Inc. and subsidiaries as of September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles.

As explained in Note 1 to the financial statements, effective October 1, 1993, the Company changed its method of accounting for income taxes.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a) 2 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




Indianapolis, Indiana                               ARTHUR ANDERSEN LLP
December 7, 1994

CONSOLIDATED BALANCE SHEETS
Anacomp, Inc. and Subsidiaries

(Dollars in thousands,
 except per share amounts)                                 September 30,    1994         1993
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .  $ 19,871     $ 24,922
  Accounts and notes receivable, less allowances for doubtful
    accounts of $3,550 and $4,245, respectively . . . . . . . . . . . .   117,441      109,251
  Current portion of long-term receivables  . . . . . . . . . . . . . .     8,021        7,489
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    63,375       69,192
  Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . .     5,421        7,157
Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . .   214,129      218,011

Property and equipment, at cost less accumulated depreciation and
  amortization of $100,574 and $105,523, respectively . . . . . . . . .    66,769       66,399
Long-term receivables, net of current portion . . . . . . . . . . . . .    16,383       17,619
Excess of purchase price over net assets of businesses acquired
  and other intangibles, net. . . . . . . . . . . . . . . . . . . . . .   279,607      296,426
Deferred tax asset, net of valuation allowance of $57,000. . . . . . .     29,000           --
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    52,751       45,093
                                                                         $658,639     $643,548
                                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .  $ 45,222     $ 34,355
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .    82,790       67,246
  Accrued compensation, benefits and withholdings . . . . . . . . . . .    16,573       16,452
  Accrued income taxes  . . . . . . . . . . . . . . . . . . . . . . . .     9,000       11,502

  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . .   19,701       20,089
  Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . .    35,027       37,438
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .   208,313      187,082

Long-term debt, net of current portion. . . . . . . . . . . . . . . . .   366,625      404,738
Other noncurrent liabilities. . . . . . . . . . . . . . . . . . . . . .     9,467       13,546
Total noncurrent liabilities. . . . . . . . . . . . . . . . . . . . . .   376,092      418,284

Commitments and contingencies (Note 11)

Redeemable preferred stock, $.01 par value, issued and outstanding
  500,000 shares (aggregate preference value of $25,000). . . . . . . .    24,478       24,383

Stockholders' equity:
  Common stock, $.01 par value; authorized 100,000,000 shares;
    45,728,505 and 40,629,524 issued, respectively. . . . . . . . . . .       457          406
  Capital in excess of par value of common stock  . . . . . . . . . . .   181,843      163,209
  Cumulative translation adjustment . . . . . . . . . . . . . . . . . .      (269)      (4,744)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . .  (132,275)    (145,072)
Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . .    49,756       13,799
                                                                         $658,639     $643,548
                                                                         ========     ========

                        See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Anacomp, Inc. and Subsidiaries

(Dollars in thousands,
 except per share amounts)              Year ended September 30,        1994         1993       1992
Revenues:
  Services provided . . . . . . . . . . . . . . . . . . . . . . .   $ 223,511    $ 213,302   $ 220,544
  Equipment and supply sales  . . . . . . . . . . . . . . . . . .     369,088      376,906     408,396
                                                                      592,599      590,208     628,940
Operating costs and expenses:
  Costs of services provided  . . . . . . . . . . . . . . . . . .     156,214      141,998     147,040
  Costs of equipment and supplies sold. . . . . . . . . . . . . .     264,269      262,754     281,268
  Selling, general and administrative expenses  . . . . . . . . .      92,539       96,822     100,330
                                                                      513,022      501,574     528,638
Income from continuing operations before interest, other income, income taxes, extraordinary credit, and cumulative
  effect of accounting change . . . . . . . . . . . . . . . . . .      79,577       88,634     100,302

Interest income . . . . . . . . . . . . . . . . . . . . . . . . .       3,144        3,042       3,081
Interest expense and fee amortization . . . . . . . . . . . . . .     (65,633)     (66,526)    (69,101)
Other income (expense). . . . . . . . . . . . . . . . . . . . . .        (192)      (2,225)        985
                                                                      (62,681)     (65,709)    (65,035)

Income from continuing operations before
  income taxes, extraordinary credit, and cumulative effect
  of accounting change. . . . . . . . . . . . . . . . . . . . . .      16,896       22,925      35,267
Provision for income taxes  . . . . . . . . . . . . . . . . . . .       9,100        9,900      15,400
Income from continuing operations before
  extraordinary credit and cumulative effect of accounting change       7,796       13,025      19,867

Loss from discontinued operations, net of income tax benefits . .        (841)      (1,334)     (1,646)
Extraordinary credit - reduction of income taxes arising from
  utilization of tax loss carryforwards . . . . . . . . . . . . .          --        6,900       8,700
Cumulative effect on prior years of a change in accounting
  for income taxes. . . . . . . . . . . . . . . . . . . . . . . .       8,000           --          --
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,955       18,591      26,921
Preferred stock dividends and discount accretion  . . . . . . . .       2,158        2,158       2,158
Net income available to common stockholders . . . . . . . . . . .   $  12,797    $  16,433   $  24,763
                                                                    =========    =========   =========

Earnings per common and common equivalent share:
    Continuing operations (net of preferred stock dividends
      and discount accretion) . . . . . . . . . . . . . . . . .     $     .12    $     .26   $     .42
    Discontinued operations . . . . . . . . . . . . . . . . . .          (.02)        (.04)       (.04)
    Extraordinary credit. . . . . . . . . . . . . . . . . . . .            --          .17         .21
    Cumulative effect on prior years of a change in
      accounting for income taxes . . . . . . . . . . . . . . .           .17           --          --
    Net income. . . . . . . . . . . . . . . . . . . . . . . . .     $     .27   $      .39   $     .59
                                                                    =========    =========   =========

Earnings per common share assuming full dilution:
    Continuing operations (net of preferred stock dividends
      and discount accretion) . . . . . . . . . . . . . . . . . .   $     .12    $     .26   $     .42
    Discontinued operations . . . . . . . . . . . . . . . . . . .        (.02)        (.04)       (.04)
    Extraordinary credit. . . . . . . . . . . . . . . . . . . . .          --          .17         .20
    Cumulative effect on prior years of a change in
      accounting for income taxes . . . . . . . . . . . . . . .           .17           --          --
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . .   $     .27    $     .39   $     .58
                                                                    =========    =========   =========

                            See notes to consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CASH FLOWS
   Anacomp, Inc. and Subsidiaries



   (Dollars in thousands)       Year ended September 30,                 1994        1993        1992
   Cash flows from operating activities:
     Net income...................................................   $  14,955   $  18,591   $  26,921
     Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization...............................     40,649      38,208      39,847
       Cumulative effect of a change in accounting for
        income taxes ..............................................     (8,000)         --          --
       Loss (gain) on disposition of assets .......................        776        (721)        979
       Change in assets and liabilities net of effects
        from acquisitions:
         Decrease in accounts and long-term receivables............      2,345         323         163
         Decrease (increase) in inventories and prepaid expenses...     15,254       1,308      (1 680)
         Increase in other assets..................................    (11,349)     (5,329)       (913)
         Increase in accounts payable and accrued expenses.........      2,377       1,125       5,474
         Decrease in other noncurrent liabilities..................     (4,323)     (7,613)    (11,156)
           Net cash provided by operating activities...............     52,684      45,892      59,635

   Cash flows from investing activities:
     Proceeds from sale of assets..................................      7,805      15,956       7,794
     Purchases of property, plant and equipment....................    (18,868)    (20,726)    (18,755)
     Proceeds from notes receivable................................         --       1,343       6,027
     Payments to acquire companies and customer rights.............    (14,565)     (1,114)     (6,830)
           Net cash used in investing activities...................    (25,628)     (4,541)    (11,764)

   Cash flows from financing activities:
     Proceeds from issuance of common stock and warrants...........      1,484       2,262       2,532
     Proceeds from revolving line of credit and
      long-term borrowing..........................................     39,000      39,799      51,951
     Principal payments on long-term debt..........................    (71,095)    (77,958)    (89,757)
     Preferred dividends paid......................................     (2,062)     (2,062)     (2,062)
     Payments related to the issuance of debt and equity...........         --      (7,707)       (507)
           Net cash used in financing activities...................    (32,673)    (45,666)    (37,843)

   Effect of exchange rate changes on cash.........................        566       (644)          42

   Increase (decrease) in cash and cash equivalents................     (5,051)    (4,959)      10,070

   Cash and cash equivalents at beginning of year..................     24,922      29,881      19,811

   Cash and cash equivalents at end of year........................  $  19,871   $  24,922   $  29,881
                                                                     ==========  ==========  ==========

[CAPTION]

   Supplemental disclosures of cash flow information:

   (Dollars in thousands)       Year ended September 30,                 1994        1993        1992


   Cash paid (refunded) during the year for:
     Interest .....................................................  $ 57,781    $  59,552   $  64,120
     Income taxes..................................................     2,007        3,468      (3,041)

   Supplemental schedule of non-cash investing and financing activities:

   During 1994, 1993, and 1992 the Company acquired companies and rights to provide future services. In conjunction with these acquisitions, the purchase price consisted of the following:

   (Dollars in thousands)       Year ended September 30,                 1994        1993        1992
     Cash paid ....................................................  $ 14,565    $   1,114   $   6,830
     Credit memos issued ..........................................     3,085          150       1,500
     Notes payable issued..........................................     4,290        3,170       1,272
     Stock issued..................................................    17,201           --          --

       Total fair value of acquisitions............................  $ 39,141    $   4,434   $   9,602
                                                                     ==========  ==========  =========


                 See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Anacomp, Inc. and Subsidiaries                                         Capital in
                                                                       excess of
                                                                       par value   Cumulative
                   Year ended September 30,                  Common    of common   translation
(In thousands)       1994, 1993 and 1992                      stock      stock     adjustment    Deficit       Total

BALANCE AT SEPTEMBER 30, 1991. . . . . . . . . . . . . . .  $    387   $157,128    $  3,736    $(186,268)  $ (25,017)
Common stock issued for purchases under the
 Employee Stock Purchase Plan  . . . . . . . . . . . . . .         3        991          --           --         994
Restricted Stock Bonus Plan Right of First Refusal . . . .        --         55          --           --          55
Exercise of stock options  . . . . . . . . . . . . . . . .         7      1,476          --           --       1,483
Preferred stock dividends. . . . . . . . . . . . . . . . .        --         --          --       (2,062)     (2,062)
Accretion of redeemable preferred stock discount . . . . .        --         --          --          (96)        (96)
Translation adjustments for year . . . . . . . . . . . . .        --         --       4,464           --       4,464
Other. . . . . . . . . . . . . . . . . . . . . . . . . . .        --      1,548          --           --       1,548
Net income for the year . . . . . . . . . . . . . . . . . .       --         --          --       26,921      26,921
BALANCE AT SEPTEMBER 30, 1992. . . . . . . . . . . . . . .       397    161,198       8,200     (161,505)      8,290
Common stock issued for purchases under the
 Employee Stock Purchase Plan  . . . . . . . . . . . . . .         4      1,253          --           --       1,257
Exercise of stock options  . . . . . . . . . . . . . . . .         5        997          --           --       1,002
Preferred stock dividends. . . . . . . . . . . . . . . . .        --         --          --       (2,062)     (2,062)
Accretion of redeemable preferred stock discount . . . . .        --         --          --          (96)        (96)
Translation adjustments for year . . . . . . . . . . . . .        --         --     (12,944)          --     (12,944)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . .        --       (239)         --           --        (239)
Net income for the year . . . . . . . . . . . . . . . . . .       --         --          --       18,591      18,591
BALANCE AT SEPTEMBER 30, 1993. . . . . . . . . . . . . . .       406    163,209      (4,744)    (145,072)     13,799
Common stock issued for purchases under the
  Employee Stock Purchase Plan . . . . . . . . . . . . . .         3        872          --           --         875
Exercise of stock options  . . . . . . . . . . . . . . . .         3        606          --           --         609
Preferred stock dividends. . . . . . . . . . . . . . . . .        --         --          --       (2,062)     (2,062)
Accretion of redeemable preferred stock discount . . . . .        --         --          --          (96)        (96)



Translation adjustments for year . . . . . . . . . . . . .        --         --       4,475           --       4,475
NBS stock issuance . . . . . . . . . . . . . . . . . . . .        20      7,380          --           --       7,400
Graham stock issuance. . . . . . . . . . . . . . . . . . .        25      9,776          --           --       9,801
Net income for the year  . . . . . . . . . . . . . . . . .        --         --          --       14,955      14,955
BALANCE AT SEPTEMBER 30, 1994. . . . . . . . . . . . . . .  $    457   $181,843    $   (269)   $(132,275)  $  49,756
                                                            ========   ========    ========    =========   =========

                         See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Anacomp, Inc. and Subsidiaries


NOTE 1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Consolidation
The consolidated financial statements include the accounts of Anacomp, Inc. (Anacomp or the Company) and its wholly-owned subsidiaries. Material intercompany transactions have been eliminated. Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current presentation.

Foreign Currency Translation
Substantially all assets and liabilities of Anacomp's international operations are translated at the year-end exchange rates; income and expenses are translated at the average exchange rates prevailing during the year. Translation adjustments are accumulated in a separate section of stockholders' equity. Foreign currency transaction gains and losses are included in net income.

Segment Reporting
Anacomp operates in a single business segment - providing equipment, supplies and services for information management, including storage, processing and retrieval.

Revenue Recognition
Sales of products and services are recorded based on shipment of products or performance of services. Revenue from maintenance contracts is deferred and recognized in earnings on a pro rata basis over the period of the agreement. Revenues from the lease of equipment under sales-type leases are also recognized as shipments are made. Accordingly, the present value of all payments due under the lease contracts is recorded as revenue, cost of sales is charged with the book value of the equipment plus installation costs, and future interest income is deferred and recognized over the lease term.

Inventories
Inventories are stated at the lower of cost or market, cost being determined by methods approximating the first-in, first-out basis.

The cost of the inventories is distributed as follows:

      (In thousands)         September 30,        1994          1993
      Finished goods .....................     $ 41,661      $ 38,289
      Work in process ....................        5,903         7,105
      Raw materials and supplies .........       15,811        23,798
                                               $ 63,375      $ 69,192
                                               ========      ========

Property and Equipment
Property and equipment are carried at cost. Depreciation and amortization of property and equipment are generally provided under the straight-line method for financial reporting purposes over the shorter of the estimated useful lives or the lease terms. Tooling costs are amortized over the total estimated units of production, not to exceed three years.

Research and Development
The costs associated with research and development programs are expensed as incurred, and amounted to $2,973,000 in 1994, $2,525,000 in 1993, and
$1,849,000 in 1992.

Included in "Other assets" on the accompanying Consolidated Balance Sheets are unamortized deferred software costs of $19,745,000 and $14,134,000 as of September 30, 1994 and 1993, respectively. Deferred software costs are the capitalized costs of software products to be sold with COM systems in future periods. The unamortized costs are evaluated for impairment each year by determining net realizable value. Such costs are amortized under the straight-line method or over the estimated units of sale, not to exceed five years. See
Note 12 for the amortization expense recorded during the past three years.

Intangibles
Excess of purchase price over net assets of businesses acquired is amortized primarily on the straight-line method over 40 years. Other intangibles represent the purchase of the rights to provide microfilm or maintenance services to certain customers and are being amortized on a straight-line basis over 10 years. The unamortized costs are evaluated for impairment each year by determining net realizable value. Balances are as follows:

      (In thousands)         September 30,        1994          1993
      Excess of purchase price over net
       assets of businesses acquired .....      $  320,200  $  342,663
      Other intangibles ..................          37,277      21,580
                                                   357,477     364,243
      Less accumulated amortization ......         (77,870)    (67,817)
                                                $  279,607  $  296,426
                                                ==========  ==========

At September 30, 1994, the aggregate amortization of intangibles by year through fiscal year 1999 are: 1995, $12,954,000; 1996, $12,627,000; 1997,
$12,137,000; 1998, $11,586,000; and 1999, $10,998,000.

Accrued Lease Reserves

Other noncurrent liabilities include acquisition reserves established for unfavorable facility lease commitments, vacant facilities and related future lease costs. Total obligations recorded for these unfavorable lease commitments and future lease and related costs at their estimated present value were $12,460,000 and $19,402,000 at September 30, 1994 and 1993, respectively.
The current portion of these obligations was $3,427,000 and $6,081,000 as of September 30, 1994 and 1993, respectively and is included in "Other accrued liabilities". The accretion recorded related to these obligations, net of tax effects, is included in "Loss from discontinued operations" in the Consolidated Statements of Operations.

Sale/Leaseback Transactions

Anacomp entered into sale/leaseback transactions of $11,870,000 in 1994 and $9,858,000 in 1993 relating to COM systems installed in the data service centers. Part of the proceeds were treated as fixed asset sales and the remainder as sales of equipment. Revenues of $5,620,000 and $4,739,000 were recorded respectively. All profits were deferred and are being recognized over the applicable leaseback periods. In October 1994, Anacomp entered into additional sale/leaseback transactions of $19,320,000 relating to COM systems installed in the data service centers.

Income Taxes

In general, Anacomp's practice is to reinvest the earnings of its foreign subsidiaries in those operations and to repatriate these earnings only when it is advantageous to do so. It is expected that the amount of U.S. federal tax resulting from a repatriation will not be significant. Accordingly, deferred tax is not being recorded related to undistributed foreign earnings.

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS
109). FAS 109 mandates the liability method for computing deferred income taxes and requires that the benefit of certain loss carryforwards be estimated and recorded as an asset unless it is "more likely than not" that the benefit will not be realized. Another principal difference is that changes in tax rates and laws will be reflected in income from continuing operations in the period such changes are enacted.

Anacomp adopted FAS 109 in the first quarter of fiscal 1994. Under FAS 109, the Company has recorded a significant deferred tax asset to reflect the benefit of loss carryforwards that could not be recognized under prior accounting rules. The recording of this asset reduced goodwill and increased income as discussed in more detail in Note 10.

Consolidated Statements of Cash Flows

Anacomp considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. These temporary investments, primarily repurchase agreements and other overnight investments, are recorded at cost, which approximates market, and totalled $8,000,000, $14,000,000, and $8,000,000 at September 30, 1994, 1993 and 1992, respectively.

NOTE 2.
FAIR VALUES OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information for certain financial instruments. The carrying amounts for trade receivables and payables are considered to be their fair values. The carrying amounts and fair values of the Company's other financial instruments at September 30, 1994, and 1993, are as follows:

                                    September 30, 1994     September 30, 1993
                                    Carrying    Fair      Carrying   Fair
(In thousands)                      Amount      Value      Amount    Value

Long Term Debt:
  Revolving Loan                  $ 23,000    $ 23,000   $ 18,000   $ 18,000
  Multicurrency Revolving Loan      20,665      20,665     21,468     21,468
  Term Loans                        40,261      40,261     59,087     59,087
  Series A Senior Notes              3,548       3,548     12,537     12,537
  Series B Senior Notes             67,500      74,410     75,000     85,840
  15% Senior Subordinated Notes    219,384     249,357    218,490    260,884
  13.875% Convertible
   Subordinated Debentures          20,922      23,232     20,723     23,232
  9% Convertible
   Subordinated Debentures          10,479      10,479     10,479     10,479

Redeemable Preferred Stock          24,478      19,371     24,383     19,500

The estimated fair values of Long-Term Debt and Redeemable Preferred Stock are based on quoted market values or discounted future cash flows using current interest rates.

NOTE 3.
ACQUISITIONS:

During the three years ended September 30, 1994, Anacomp made the acquisitions
set forth below, each of which has been accounted for as a purchase.   The
consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

Fiscal 1994

During fiscal 1994, Anacomp acquired 16 data service centers or the related customer base (all were incorporated with existing Anacomp service centers), a computer tape products company and the customer base of a micrographics supplies business. Total consideration for these acquisitions was $39,141,000 of which approximately $24,173,000 has been assigned to excess of purchase price over net assets of businesses acquired and other intangible assets. In connection with these acquisitions, Anacomp issued $17,201,000 of its common stock and increased debt and accrued liabilities by $4,290,000.

National Business Systems

One of the acquisitions included above was the purchase of the COM services customer base of 14 data service centers operated by National Business Systems (NBS). The acquisition was effective on January 3, 1994, and the acquisition cost consisted of the following (in thousands):

      Cash paid to NBS shareholders..............  $ 7,400
      Common stock issued to NBS shareholders....    7,400
      Acquisition costs incurred.................      416
                                                   $15,216
                                                   =======

Anacomp issued 1,973,000 common shares to the NBS shareholders using $3.75 per share. As part of the acquisition agreement, Anacomp agreed to provide stock price protection at the end of two years on those shares so designated by the NBS shareholders (1,128,000 of the shares issued are subject to this protection).

On January 3, 1996, Anacomp will recalculate the share price based on the average closing price of Anacomp stock for the 30 consecutive trading days ending on December 29, 1995. The revised price will be used to adjust the number of issued shares which are subject to the price protection. However, the revised price to be used for the revaluation will not be higher than 150% or lower than 50% of the original $3.75 per share price.

If the per share price reached the 150% maximum, NBS shareholders would return 376,000 shares to Anacomp. If the per share price reached the 50% minimum, Anacomp would issue 1,128,000 additional shares to the NBS shareholders. The adjustment in the number of shares issued in connection with the NBS acquisition will not affect the recorded purchase price. Contingently issuable shares under the above arrangement are measured at each reporting period based on the market price of the Company's stock at the close of the period being reported on, and are considered in the computation of earnings per share.

Graham Magnetics

Another of the acquisitions included above was the purchase of Graham Acquisition Corporation (Graham), a computer tape products company. The acquisition was effective on May 4, 1994, and the acquisition cost consisted of the following (in thousands):




      Common stock issued to Graham shareholders.  $ 8,515
      Common stock issued for a note payable.....    1,286
      Issuance of note payable to a creditor.....    4,240
      Cash paid to retire bank debt..............    5,540
      Acquisition costs incurred.................      689
                                                   $20,270
                                                   =======

Anacomp issued 2,129,000 common shares to the Graham shareholders based on an agreed upon per share price. However, to determine the acquisition cost, the shares were valued at the market price on the date of closing.

Contingent consideration of $7,600,000 is payable in Anacomp common stock and will be based upon defined future earnings through September 1997. The contingent consideration will be computed based upon an agreed upon formula using a minimum stock price of $2.00 per share and will be issuable beginning in January 1995. The contingent consideration is not included in the acquisition cost total above but is recorded when the future earnings requirements have been met. The contingent consideration amount for fiscal 1994 is estimated to be approximately $144,000.

Anacomp also issued 360,000 common shares to a Graham creditor at $3.57 per share to reduce the note payable to $4,240,000. The note is unsecured and bears interest at 10%. Principal payments of $345,000 plus accrued interest are payable quarterly beginning July 15, 1994. The note holder may at any time require Anacomp to prepay any amount of the note by issuing common stock. The shares of common stock to be issued will equal the prepayment amount divided by $3.57. The current outstanding note balance subject to prepayment was $3,895,000 at September 30, 1994.

Anacomp has reserved 3,800,000 shares of authorized common stock for the contingent acquisition consideration and 1,091,000 shares of authorized common stock for the contingent prepayment of the note.

Fiscal 1993

During fiscal 1993, Anacomp acquired four micrographics service centers (all four were merged with existing Anacomp service centers) and certain assets of a microfilm reader maintenance services business for a total consideration of $4,434,000, of which approximately
$1,904,000 has been assigned to excess of purchase price over net assets of businesses acquired and other intangible assets.

Fiscal 1992

During fiscal 1992, Anacomp acquired four micrographics service centers and one microforms service center (all five were merged with existing Anacomp service centers) and certain selected assets of a computer output microfilm maintenance services business, for a total consideration of $9,602,000, of which approximately $6,356,000 has been assigned to excess of purchase price over net assets of businesses acquired and other intangible assets.




NOTE 4.
SKC AGREEMENT:

In March 1992, Anacomp entered into a ten-year supply agreement (the Supply Agreement) with SKC America, Inc., a New Jersey corporation
(SKCA), and SKC Limited (SKCL), an affiliated corporation of SKCA organized pursuant to the laws of the Republic of Korea. SKCA and SKCL are collectively referred to as SKC. Pursuant to the Supply Agreement, Anacomp purchases substantially all of its requirements for magnetic-base polyester and coated duplicate microfilm from SKC.

SKC is providing Anacomp with a $25 million trade credit arrangement which expires December 31, 2001. The trade credit arrangement may be terminated prior to the expiration in the event Anacomp restructures or refinances substantially all of its subordinated debt or in the event Anacomp breaches the Supply Agreement. The trade credit arrangement bears interest at 2.5% over the prime rate of The First National Bank of Boston (7.75% as of September 30, 1994).

In October 1993, the Supply Agreement was extended to December 2003 and amended to include finished microfilm products manufactured by SKC exclusively for Anacomp. Concurrent with the modification of the Supply Agreement, SKC purchased Anacomp's Sunnyvale, California, duplicate microfilm manufacturing operation for $900,000, payable over five years. At September 30, 1994, $720,000 is due from SKC. Costs of $3,392,000 associated with this Supply Agreement have been deferred and are being amortized over the life of the Supply Agreement.

NOTE 5
PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                     Estimated Useful    September 30,
       (In thousands)                  Life in Years    1994      1993
       Land and buildings.............    10 - 40     $  7,590  $  8,206
       Office furniture ..............     3 - 12       12,553    11,647
       Manufacturing equipment
         and tooling..................     2 - 10       28,901    34,048
       Field support spare parts .....     4 - 7        25,555    27,921
       Leasehold improvements ........ Term of Lease    12,826    15,957
       Equipment leased to others ....     2 - 4         1,824     2,797
       Processing equipment ..........     3 - 12       78,094    71,346
                                                       167,343   171,922
       Less accumulated depreciation
        and amortization .............                (100,574) (105,523)
                                                      $ 66,769 $  66,399
                                                      ========  ========

NOTE 6.
LONG-TERM RECEIVABLES:

Long-term receivables consist of the following:

(In thousands)                             September 30,     1994       1993
Lease contracts receivable .............................   $21,160    $21,634
Other lease receivables.................................        --        204
Notes receivable from asset sales ......................     1,015        856
Other ..................................................     2,229      2,414
                                                            24,404     25,108
Less current portion ...................................    (8,021)    (7,489)
                                                           $16,383    $17,619
                                                           =======    =======

Other long-term receivables include $1,116,000 and $1,243,000 at September 30, 1994 and 1993, respectively, due from an officer.

Lease contracts receivable result from customer leases of products under agreements which qualify as sales-type leases. Annual future lease payments under sales-type leases are as follows:

          (In thousands)         Year ended September 30,
          1995...........................................  $ 9,003
          1996..........................................     6,354
          1997..........................................     5,211
          1998..........................................     2,618
          1999..........................................     1,541
                                                            24,727
          Less deferred interest ........................   (3,567)
                                                           $21,160
                                                           =======


NOTE 7.
LONG-TERM DEBT:

Long-term debt is comprised of the following:

(In thousands)                             September 30,       1994       1993
Revolving Loan at 7.81% and 5.94%, respectively.........   $  23,000  $  18,000
Multicurrency Revolving Loan
  at 7.67% and 8.40% respectively.......................      20,665     21,468
Term Loans at 7.56% and 6.06%, respectively.............      40,261     59,087
Series A Senior Notes at 7.56% and 6.06%, respectively..       3,548     12,537
Series B Senior Notes at 12.25%.........................      67,500     75,000
15% Senior Subordinated Notes (net of unamortized
  discount of $ 5,516 and $6,410 respectively)...........    219,384    218,490
13.875% Convertible Subordinated Debentures due
 January 15, 2002 (net of unamortized discount of
  $2,309 and $2,508 respectively).......................      20,922     20,723
9% Convertible Subordinated Debentures due
 January 15, 1996.......................................      10,479     10,479
Installment note payable at 10% due July 15, 1997.......       3,895         --
Other...................................................       2,193      3,309
                                                             411,847    439,093
Less current portion....................................     (45,222)   (34,355)
                                                           $ 366,625  $ 404,738
                                                           =========   ========

On March 26, 1993, the Company completed amendments to its Senior Credit Agreements and its 15% Senior Note Indenture. The provisions of these amendments include the elimination of the requirement for the Company to make Additional Amortization Payments as defined, allowance for the Company to use up to 50% of its annual Excess Cash Flow to repurchase subordinated debt and the creation of a Multicurrency Revolving Loan due in October 1995. The amendments also reduced the existing Revolving Loan from $50 million to $43 million at March 26, 1993 with a further reduction to $40 million on September 30, 1994 and provide for a final due date of October 1995. Additionally, the amendments provided for the Company to retain specified sale proceeds in connection with the sale/leaseback of certain fixed assets and rescheduled the remaining amortization payments due on the Term Loan in a manner favorable to the Company.

The Revolving Loan carries an interest rate of 275 basis points over the one- , two-, three - or six-month reserve adjusted London Interbank Offered Rate (LIBOR), selected at the Company's option.

The Multicurrency Revolving Loan is available to the Company and certain of its foreign subsidiaries in U.S. Dollars, British Pounds, French Francs, German Marks, Italian Lira and Swedish Krona in an equivalent amount of $30 million, and carries an interest rate of 275 basis points over the one-, two-, three - or six-month reserve adjusted London Interbank Offered Rate (LIBOR) of the borrowed currency, selected at the Company's option.

The Term Loans and Series A Senior Notes carry an interest rate of 275 basis points over the three-month LIBOR and have scheduled installment payments of $10.3 million in October 1994; $12.5 million in April 1995; $12.5 million in October 1995; and $8.5 million in April 1996.

The Series B Senior Notes carry an interest rate of 12.25% and require semi-annual installment payments commencing April 26, 1994, in amounts increasing from 10% to 16.67% of the original principal amount.

In addition to scheduled payments, the Company is required to make annual prepayments of the Revolving Loan, the Term Loans and Series A Senior and Series B Senior Notes (the Senior Debt) in amounts between 50% and 75% of the Company's Excess Cash Flow, as defined, depending on the amount of Excess Cash Flow used to repurchase subordinated debt per the provisions of the March 1993 Senior
Debt Agreement amendments. Also, subject to certain exceptions, 100% of proceeds from the sale of assets must be applied to repayment of the Senior Debt.

The 15% Senior Subordinated Notes (the 15% Notes) were issued in 224,900 units of $1,000 and 30.351 detachable warrants to purchase Anacomp Common Stock at $1.873 per share. The 15% Notes are callable given 30 days notice beginning November 1995, at 107.5% of the fully accreted value, and declining to 100% of the fully accreted value by November 1998. Mandatory sinking fund payments of $72,000,000 are due November 1998, and November 1999. After the Term Loans and the Series A Senior Notes and Series B Senior Notes are fully repaid and cash collateralization of any remaining Revolving Credit Facility Commitment occurs, additional prepayments equal to 75% of Excess Cash Flow, as defined, are also required.

The Master Agreement, which covers the Term Loans, the Revolving Credit Commitments, and the Series A Senior Notes and Series B Senior Notes, gives the Senior Creditors a security interest in all of the assets of Anacomp; contains various limitations on advances and investments made by the Company; prohibits or restricts, without prior approval of the Senior Creditors, mergers, acquisitions, change of control, certain types of lease transactions, payment of dividends on Anacomp Common Stock, and voluntary payment in cash of any principal amount of Anacomp's subordinated debt; and contains certain other restrictive covenants related to net worth, cash flow, fixed charges, debt incurrence, capital expenditures and the current ratio. Subsequent to September 30, 1994, Anacomp completed an amendment to the Master Agreement lowering the Interest Coverage Ratio covenant for September 30, 1994, and all of fiscal year 1995. Based on information currently available, the Company is uncertain as to whether it will be able to satisfy certain of the restrictive covenants in place as of September 30, 1995. The Company believes that in connection with the replacement of the revolving credit facilities which expire in October 1995, these restrictive covenants will be modified or eliminated such that the Company expects to be in compliance with its covenants under the debt agreements in place at that time. The Master Agreement also provides for the availability of letters of credit in an amount up to $15,000,000. As of September 30, 1994, letters of credit for approximately $9,000,000 have been issued which reduce the amount of available revolver.

In conjunction with entering into the SKC Supply Agreement discussed in Note 4, Anacomp sought and received from its senior lenders certain amendments to its senior loan documents including certain financial covenant adjustments.

The 15% Notes are subordinated to the payment in full of the principal and
interest on all Senior indebtedness.   The 15% Notes rank pari passu to the
remaining 12.25% Notes and 8.25% Senior Subordinated Notes (if and when issued) discussed in Note 8. Additionally, they are senior to the outstanding 9% Convertible Subordinated Debentures due 1996 and the 13.875% Convertible Subordinated Debentures due 2002.

The 15% Note Indenture contains covenants relating to net worth, and limitations on restricted payments, liens, transactions with affiliates, incurrence of additional debt, asset sales, acquisitions, and change of control. The 15% Note holders will be granted a security interest in all of Anacomp's assets upon the repayment of all Senior Secured Indebtedness.

The 13.875% Convertible Subordinated Debentures require mandatory sinking fund payments of $3,750,000 annually commencing January 15, 1999, unless sufficient debentures have been converted or repurchased by Anacomp. The debentures are convertible into 1,327,542 shares of Anacomp Common Stock at a conversion price of $17.50 per common share, and allow optional redemption at a price of 100% at any time. Anacomp International, N.V. a wholly-owned Netherlands Antilles subsidiary, has issued the 9% Convertible Subordinated Debentures due January 15, 1996, guaranteed by Anacomp. The 9% debentures are convertible into 663,227 shares of Anacomp Common Stock at a conversion price of $15.80 per common share. In the event of certain changes affecting United States or Netherlands Antilles taxation, the interest rate will be increased for any taxes required to be withheld or, at Anacomp's option, all debentures outstanding may be redeemed at 100% of the principal amount plus accrued interest.

The maturities of long-term debt in each of the next five years and thereafter will be as follows:

        Year ended September 30,                           (In thousands)
1995..........................................             $  45,222
1996..........................................                87,505
1997..........................................                22,510
1998..........................................                11,294
1999..........................................                74,561
2000 and thereafter...........................               170,755
                                                           $ 411,847
                                                          ==========

NOTE 8.
REDEEMABLE PREFERRED STOCK:

Anacomp issued in a private placement in 1987, 500,000 shares of 8.25% Cumulative Convertible Redeemable Exchangeable Preferred Stock (the Preferred Shares). Each Preferred Share has a preference value of $50 and is convertible into Anacomp common stock at a conversion price of $7.50. The redeemable preferred stock was recorded at fair value on the date of issuance less issue costs. The excess of the preference value over the carrying value is being accreted by periodic charges to retained earnings over the life of the issue.

The Preferred Shares may be redeemed by Anacomp at prices declining from 105.78% to 100% of preference value, or earlier if the price of Anacomp common stock remains at 160% of the conversion price for 20 of 30 consecutive trading days. On March 15, 2000 and 2001, Anacomp must redeem at the preference value 125,000 shares each year unless a sufficient number of shares has already been redeemed or converted. All remaining outstanding shares must be redeemed by March 1, 2002.

At any dividend payment date after March 15, 1990, Anacomp may exchange the Preferred Shares for an equal face amount of 8.25% Senior Subordinated Notes due March 1, 2002 (the Exchange Debentures). Except for certain shareholder rights, the Exchange Debentures will carry terms similar to the Preferred Shares. There were no such exchanges as of September 30, 1994.

NOTE 9.
CAPITAL STOCK:


Shareholder Rights Plan

The Company has a Shareholder Rights Plan which was adopted by the Board of Directors on February 4, 1990. The Rights Plan provides that each share of the Company's common stock has associated with it a Common Stock Purchase Right. Each right entitles the registered holder to purchase from the Company one-tenth of a share of Anacomp common stock, par value $.01 per share, at a cash exercise price of $3.20 subject to adjustment.

The rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the outstanding shares of common stock of Anacomp, or announces a tender or exchange offer upon consummation of which, such person or group would beneficially own 30% or more of the Company's common stock. If any person acquires 15% of Anacomp's common stock, the rights would entitle stockholders (other than the 15% acquiror) to purchase at $32 (as such price may be adjusted) a number of shares of Anacomp's common stock which would have a market value of $64 (as such amount may be adjusted). In the event that Anacomp is acquired in a merger or other business combination, the rights would entitle the stockholders (other than the acquiror) to purchase securities of the surviving company at a similar discount.

Anacomp can redeem the rights at $.001 per right at any time until the tenth day following the announcement that a 15% ownership position has been acquired. Under certain circumstances set forth in the Rights Plan, the decision to redeem shall require the concurrence of a majority of the Continuing Directors (as such term is defined in the Rights Plan). The rights expire February 26, 2000.

Preferred Stock
Anacomp has authorized 1,000,000 shares of preferred stock, of which 500,000 shares of redeemable preferred stock were issued and outstanding at September 30, 1994 and 1993 (see Note 8).

Stock Option Plans
Anacomp's stock option plans provide that the exercise price of the options be determined by the Board of Directors (the "Board"), and in no case be less than 100% of fair market value at the time of grant for qualified options, or less than the par value of the stock for non-qualified options. An option may be exercised subject to such restrictions as the Board may impose at the time the option is granted. In any event, each option shall terminate not later than 10 years after the date on which it is granted, except for certain non-qualified options which shall terminate not later than 20 years after the date on which granted.

Shares available for grant under the plans were 725,827 and 895,145 at September 30, 1994 and 1993, respectively. Options outstanding, of which 3,310,464 are exercisable as of September 30, 1994, are as follows:

                                                               Option Price
                                                Shares          Per Share
Outstanding at September 30, 1992            3,680,709      $ 1.000  -$ 7.875
  Granted . . . . . . . . . . . . . . . . .  1,308,834        2.750  -  9.000
  Cancelled . . . . . . . . . . . . . . . .    (72,839)       2.000  -  7.875
  Expired . . . . . . . . . . . . . . . . .    (38,701)       2.000  -  7.875
  Exercised . . . . . . . . . . . . . . . .   (463,475)       2.000  -  3.500
Outstanding at September 30, 1993            4,414,528        1.000  -  9.000
  Granted . . . . . . . . . . . . . . . . .    205,381        2.750  -  4.000
  Cancelled . . . . . . . . . . . . . . . .    (81,908)       1.000  -  7.875
  Expired . . . . . . . . . . . . . . . . .    (23,096)       2.000  -  7.875
  Exercised . . . . . . . . . . . . . . . .   (306,646)       1.000  -  3.375
Outstanding at September 30, 1994            4,208,259      $ 1.000  -$ 9.000
                                             =========      =================

Warrants

In October 1990, Anacomp issued 6,825,940 warrants to holders of the 15% Senior Subordinated Notes. Each warrant entitles the holder to purchase one common share at a price of $1.873 and is exercisable through the date of expiration, November 11, 2000. Anacomp filed a shelf registration statement with respect to the warrants which became effective on February 25, 1991.


Restricted Stock Bonus Plan
In December 1984, Anacomp adopted a Restricted Stock Bonus Plan (the "Plan") allowing for the issuance of up to 2,800,000 shares of Anacomp common stock to certain employees as determined by the Compensation Committee of the Board. The purposes of the Plan are to assist Anacomp in retaining key employees, to provide additional motivation for those employees to continue their best efforts on behalf of Anacomp and to conserve cash. At September 30, 1994, 1,246,819 shares were issued and outstanding under the Plan. All issued and outstanding shares related to the plan were awarded from 1985 through 1988. All vesting in the shares was completed by September 30, 1988. No shares have been issued since 1988. Anacomp retained a right of first refusal to repurchase these shares at market value on the date of sale less 80% of market value on the date of grant.

At the time the shares were granted, they were recorded at 20% of the market value at the date of grant. This cost was amortized as compensation expense over the various vesting periods involved. When the stock is offered to the Company for resale in the marketplace, the Company will record the difference between the proceeds from the sale of the shares and the amount paid to the employee as paid in capital.

Other Items
Under an Employee Stock Purchase Plan, Anacomp may offer to sell common stock to its employees. Purchases of these shares are made by employee participants periodically at 85% of the market price on the date of offer or exercise, whichever is lower.

At September 30, 1994, approximately 23,900,000 shares of Anacomp common stock are reserved for exercise of stock options, conversion of convertible subordinated debentures, purchases by stock purchase plan participants, conversion of preferred stock, exercise of warrants, Graham acquisition agreement requirements and other corporate purposes.

NOTE 10.
INCOME TAXES:

The components of income from continuing operations before income taxes and extraordinary credits were:

(In thousands)        Year ended September 30,    1994       1993      1992
United States . . . . . . . . . . . . . . . .   $ 8,684    $13,195   $18,594
Foreign . . . . . . . . . . . . . . . . . . .     8,212      9,730    16,673
                                                $16,896    $22,925   $35,267
                                                =======    =======   =======

The components of income tax expense after utilization of net operating loss carryforwards, the adjustment of the tax reserves and discontinued operations are summarized below:

(In thousands)        Year ended September 30,    1994       1993       1992
 Federal .....................................  $   200    $ 6,900    $ 7,200
 Foreign .....................................    3,300      4,800      6,400
 State .......................................      800      1,900      1,800
                                                  4,300     13,600     15,400
Tax reserve adjustment........................   (1,200)    (3,700)        --
Deferred......................................    6,000         --         --
Continuing operations.........................    9,100      9,900     15,400
Discontinued operations.......................     (700)    (1,100)    (1,200)
Extraordinary credit, reduction of income
 taxes arising from carryforward of prior
 year's operating losses .....................       --     (6,900)    (8,700)
                                                $ 8,400    $ 1,900    $ 5,500
                                                ========   =======    =======

The following is a reconciliation of the United States federal statutory rate to the rate used for the provision for income taxes:

Year ended September 30,                  1994        1993         1992
U.S. statutory rate ..................    35.0 %      34.8 %        34.0 %
Tax reserve adjustment................    (7.1)%     (16.2)%           --
Nontaxable foreign exchange gains.....      --          --          (3.1)%
Refunds from state tax audits
 (net of federal income tax)..........      --          --          (2.2)%
State and foreign income taxes (net
 of federal income tax benefit).......     5.9 %       6.0 %         4.7 %
Other foreign taxes (difference
 between foreign and U.S. rates) .....     2.7 %       4.4 %         3.1 %
Nondeductible amortization and
 write-off of intangible assets.......    18.8 %      13.0 %         8.3 %
Other ................................    (1.4)%       1.2 %        (1.1)%
                                          53.9 %      43.2 %        43.7 %
                                          =====      ======        ======

The Company adopted FAS 109 in the first quarter of fiscal 1994 and recorded a deferred tax asset of $95 million representing the federal and state tax savings from net operating loss carryforwards (NOLs) and tax credits. The Company also recorded a valuation allowance of $60 million reducing the deferred tax asset to a net $35 million. Recognition of the deferred tax asset reduced goodwill by $27 million and provided a cumulative effect increase to income of $8 million. During 1994, the net deferred tax asset was reduced to $29 million, reflecting usage of the asset to reduce income taxes payable by $6 million. Future utilization, if any, of NOLs and tax credits for which a valuation allowance was provided, will further reduce goodwill up to $37 million, increase accrued income taxes up to $13 million and increase capital in excess of par value up to $7 million.









The components of deferred tax assets and liabilities at September 30, 1994 and October 1, 1993 are as follows:

                                                September 30     October 1
Net Deferred Tax Asset (in thousands)               1994           1993
Tax effects of future tax deductible
  differences related to:
  Inventory reserves..........................  $   2,600      $   2,900
  Depreciation................................      1,600          1,400
  Building reserves...........................      5,000          7,400
  EPA reserve.................................      2,300          3,400
  Sale/leaseback of assets....................        900          1,800
  Other net deductible differences............      4,100          4,300

Tax effects of future taxable differences
  related to:
  Leases......................................     (4,500)        (4,600)
  Capitalized software........................     (6,000)        (4,600)
Net tax effects of future differences               6,000         12,000

Tax effects of carryforward benefits:
  Federal net operating loss carryforwards....     73,000         80,000
  Federal general business tax credits........      3,000          3,000
  Foreign tax credits ........................      4,000             --
Tax effects of carryforwards..................     80,000         83,000

Tax effects of future differences
  and carryforwards...........................     86,000         95,000
Less valuation allowance......................    (57,000)       (60,000)
Net deferred tax asset........................  $  29,000      $  35,000
                                                =========      =========

At September 30, 1994, the Company has NOLs of approximately $200 million available to offset future taxable income. This amount will increase to $217 million as certain timing differences reverse in future periods. The Company also has tax credit carryforwards of $3 million available to reduce future tax liabilities, including $1 million of preacquisition tax credits. The NOLs expire commencing in 1995 ($2 million) with remaining amounts in various periods through 2007. The tax credit carryforwards expire substantially in 1997.

During 1994 and 1993, the Company settled various income tax matters, including issues associated with the 1988 Xidex acquisition. Settlement of these issues and other considerations resulted in a favorable adjustment to federal and foreign tax reserves of $1.2 million and $3.7 million, respectively. The adjustments are reflected as a credit to the income tax expense from continuing operations.

In 1993 and 1992 the provisions for income taxes include amounts which are offset by the utilization of federal and foreign NOLs. The tax benefits from utilization of NOLs is reported as an extraordinary credit in the Consolidated Statements of Operations. The net tax provisions result from foreign and state income taxes which cannot be reduced by NOLs from prior years.

In addition to the cumulative effect adjustment on the statement of operations, the adoption of FAS 109 reduced goodwill amortization expense by $773,000 during 1994. Accordingly, income from continuing operations and net income increased by these same amounts. Earnings per common and common equivalent share increased by $.02.

If FAS 109 had been adopted beginning October 1, 1991, the following pro forma results would have been reported for the periods ended (in thousands except per share amounts):

                                                     September 30
                                            1994         1993         1992
                                         Pro forma     Pro forma   Pro forma
Income from continuing operations        $ 7,754      $13,756      $20,598
Net income                                 6,913       12,422       42,552
Earnings per common and common
  equivalent share                           .10          .24          .97

NOTE 11.
COMMITMENTS AND CONTINGENCIES:

Anacomp has commitments under long-term operating leases, principally for building space and data service center equipment. Lease terms generally cover periods from five to twelve years. The following summarizes the future minimum lease payments under all non-cancelable operating lease obligations, including the unfavorable lease commitments and vacant facilities discussed in Note 1, which extend beyond one year:

     (In thousands)                                  Year ended   September 30,
       1995 .......................................................   $ 28,097
       1996 .......................................................     23,693
       1997 .......................................................     15,360
       1998 .......................................................     11,357
       1999 .......................................................      5,768
       2000 and thereafter ........................................     31,846
                                                                      $116,121
       Less liabilities recorded as of September 30, 1994
         related to unfavorable lease commitments and future
         lease costs for vacant facilities.........................    (12,330)
                                                                      $103,791
                                                                      ========

The total of future minimum rentals to be received under noncancellable subleases related to the above leases is $8,740,000. No material losses in excess of the liabilities recorded are expected in the future.

In October 1992, Anacomp and Xerox Corp. announced a joint effort to develop a Xerox Compatibility Feature (XCF) that will enable the XFP 2000 to process and image Xerox high speed printing data streams. This effort will result in the XFP 2000 being able to output virtually all Xerox print data streams, including those containing fonts, forms, logos, signatures and other images on microfiche. At September 30, 1994, $350,000 remains to be paid related to services to be performed.


Anacomp also executed a software license agreement with Xerox to use the XCF. The agreement obligates Anacomp to pay Xerox $1,277,000 as a prepayment for 100 software license fees. The payment is due upon final acceptance of the XCF scheduled for January 1995.

In November 1993, Anacomp and Pennant Systems, a division of IBM, announced a joint effort to develop software which will allow Anacomp's XFP 2000 to process and image IBM Advanced Function Presentation (AFP) formatted data. This program will result in the XFP 2000 being able to interpret AFP data streams, including, as with the Xerox program, those containing fonts, logos, signatures and other images on microfiche.

As consideration for the development of the AFP, Anacomp agreed to pay Pennant Systems a development fee of $6,500,000 payable quarterly from January 1994, through April 1995. At September 30, 1994 $5,250,000 remains to be paid; $2.5 million has been accrued; and $2.75 million relates to services to be performed.

Anacomp also must pay Pennant Systems royalty payments for the licensed system installations over the next six years. The minimum royalty payments for years one through three are $1,500,000 per year and $1,000,000 per year for years four through six. In addition, Anacomp must pay Pennant Systems for ongoing system support which begins in December 1995 and continues for 10 years. The minimum system support payments over the 10 year period are $5,671,000.

During 1994, the Company sold $5.9 million of lease receivables. Under the terms of the sales, the purchasers have recourse to the Company should the receivables prove to be uncollectible. The amount of the recourse at September 30, 1994 is $3.4 million.

Anacomp also is involved in various claims and lawsuits incidental to its business and believes that the outcome of any of those matters will not have a material adverse effect on its consolidated financial position or results of operations.

NOTE 12.
SUPPLEMENTARY INCOME STATEMENT INFORMATION:

(In thousands)        Year ended September 30,      1994      1993      1992
From continuing operations:
  Maintenance and repairs ......................  $ 12,759  $ 11,765  $12,227
  Depreciation and amortization:
    Property and equipment .....................    17,524    17,149   20,531
    Deferred software costs.....................     3,673     2,873    1,619
    Intangible assets...........................    13,418    12,984   12,419
  Rent and lease expense .......................    19,371    19,312   18,825

NOTE 13.
OTHER ACCRUED LIABILITIES:

Other accrued liabilities consist of the following:

(In thousands)                   September 30,      1994      1993
Deferred profit on sale/leaseback transactions..  $ 9,165   $ 4,890
EPA reserve.....................................    6,420     9,530
Accrued lease reserve...........................    3,427     6,081
Other ..........................................   16,015    16,937
                                                  $35,027   $37,438
                                                  =======   =======

Xidex was designated by the United States Environmental Protection Agency (EPA) as a potentially responsible party for investigatory and cleanup costs incurred by state and federal authorities involving locations included on a list of EPA's priority sites for investigation and remedial action under the federal Comprehensive Environmental Response, Compensation, and Liability Act. The EPA reserve noted above relates to its estimated liability for cleanup costs for the aforementioned locations and other sites. No material losses are expected in excess of the liabilities recorded above.

NOTE 14.
EARNINGS PER SHARE:

The computation of earnings per share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from stock options, exercise of warrants and acquisitions. Fully diluted earnings per share also reflect additional dilution related to stock options due to the use of the market price at the end of the period, when higher than the average price for the period.

The weighted average number of common and common equivalent shares used to compute earnings per share is:

        Year ended September 30,        1994           1993            1992
For earnings per common and
 common equivalent share .......     46,691,337       42,749,933   41,712,865


For earnings per share
 assuming full dilution ........     46,890,599       42,964,380   42,771,365

NOTE 15.
INTERNATIONAL OPERATIONS:

Anacomp's international operations are conducted principally through subsidiaries, a substantial portion of whose operations are located in Western Europe. Information as to U.S. and international operations for the years ended September 30, 1994, 1993 and 1992 is as follows:

1994

(In thousands)                 U.S.    International Elimination  Consolidated
Customer sales ...........  $421,339     $171,260      $      --  $592,599
Inter-geographic .........    23,726           --        (23,726)       --

Total sales ..............  $445,065     $171,260      $ (23,726) $592,599
                            ========     ========      =========  ========

Operating income .........  $ 60,794     $ 18,783      $      --  $ 79,577
                            ========     ========      =========  ========

Identifiable assets ......  $551,147     $107,492      $      --  $658,639
                            ========     ========      =========  ========

1993

(In thousands)                 U.S.    International Elimination  Consolidated
Customer sales ...........  $414,726     $175,482      $     --   $590,208
Inter-geographic .........    26,101           --       (26,101)        --

Total sales ..............  $440,827     $175,482      $(26,101)  $590,208
                            ========     ========      ========   ========

Operating income .........  $ 66,883     $ 21,751      $     --   $ 88,634
                            ========     ========      ========   ========

Identifiable assets ......  $539,328     $104,220      $     --   $643,548
                            ========     ========      ========   ========

1992

(In thousands)                U.S.    International  Elimination  Consolidated
Customer sales ...........  $433,951     $194,989      $     --   $628,940
Inter-geographic .........    35,806           --       (35,806)        --

Total sales ..............  $469,757     $194,989      $(35,806)  $628,940
                            ========     ========      ========   ========

Operating income .........  $ 71,312     $ 28,990      $     --   $100,302
                            ========     ========      ========   ========

Identifiable assets ......  $569,132     $112,429      $     --   $681,561
                            ========     ========      ========   ========

NOTE 16.
QUARTERLY FINANCIAL DATA (UNAUDITED):

(In thousands,                           First    Second     Third    Fourth
 except per share amounts)              Quarter   Quarter   Quarter   Quarter
Fiscal 1994
Revenues .............................. $138,783  $146,263  $145,123  $162,430
Gross profit ..........................   42,491    41,857    40,656    47,112
Income from continuing operations......    2,140     1,071     2,260     2,325
Loss from discontinued operations .....     (239)     (214)     (200)     (188)
Cumulative effect on prior years of a
 change in accounting for income taxes.    8,000        --        --        --
Net income ............................ $  9,901  $    857  $  2,060  $  2,137
                                        ========  ========  ========  ========

Earnings per common share
 (primary):
       Before discontinued operations,
         extraordinary credit and
         cumulative effect of
         accounting change............. $    .04  $    .01  $    .04  $    .04
       Net income......................      .21       .01       .03       .03

Earnings per common share
 (fully diluted):
       Before discontinued operations,
         extraordinary credit and
         cumulative effect of
         accounting change............. $    .04  $    .01  $    .04  $    .04
       Net income......................      .21       .01       .03       .03

Fiscal 1993
Revenues .............................. $141,152  $144,284  $140,409  $164,363
Gross profit ..........................   42,039    44,689    43,686    55,042
Income from continuing operations......    1,674     1,850     2,447     7,054
Loss from discontinued operations .....     (362)     (349)     (338)     (285)
Extraordinary credit - reduction of
 income taxes arising from utilization
 of tax loss carryforwards.............      700       900     1,100     4,200
Net income............................. $  2,012  $  2,401  $  3,209  $ 10,969
                                        ========  ========  ========  ========

Earnings per common share

 (primary):
       Before discontinued operations
         and extraordinary credit...... $    .03  $    .03  $    .04  $    .16
       Net income......................      .04       .04       .06       .25

Earnings per common share
 (fully diluted):
       Before discontinued operations
         and extraordinary credit...... $    .03  $    .03  $    .04  $    .16
       Net income......................      .04       .04       .06       .25

SCHEDULE II
                                     ANACOMP, INC. AND SUBSIDIARIES
                        Amounts Receivable from Related Parties and Underwriters,
                           Promoters and Employees Other than Related Parties
                                             (In thousands)

                              Balance at                      Deductions               Balance at
                              Beginning                 Amounts      Amounts          End of Period
Name of Debtor                of Period    Additions   Collected    Amortized     Current    Not Current
Year ended
September 30, 1994:

  Louis P. Ferrero
  Officer [1]. . . . . . . .   $ 1,243     $    --     $   127       $    --     $    --       $ 1,116
                               =======     =======     =======       =======     =======       =======

Year ended
September 30, 1993:

  Louis P. Ferrero
  Officer [1]. . . . . . . .   $ 1,300     $    --     $    57       $    --     $    --       $ 1,243
                               =======     =======     =======       =======     =======       =======

Year ended
September 30, 1992:

  Louis P. Ferrero
  Officer [1]. . . . . . . .   $ 1,800     $    --     $   500       $    --     $    --       $ 1,300

  P. Lang Lowrey III
  Officer [2]. . . . . . . .       400          --         400            --          --            --
                               $ 2,200     $    --     $   900       $    --     $    --       $ 1,300
                               =======     =======     =======       =======     =======       =======

[1] In fiscal 1988, Anacomp provided Mr. Ferrero an interest-free loan of $1,800,000 due two years after the termination of Mr. Ferrero's employment with Anacomp. The Board of Directors awarded Mr. Ferrero a bonus of $500,000 in fiscal 1992 which was used to reduce the loan balance to $1,300,000. Mr. Ferrero is also required to use a portion of his annual bonus to repay the loan.


[2] In March 1990, Anacomp made a non-recourse loan of $400,000 to Mr. Lowrey, then Vice President - Worldwide Marketing Division. The loan was stated to bear interest at 8% payable at the time the principal on the loan was repaid. The loan was repaid in December 1991, and all interest due was waived.

SCHEDULE VIII


                                     ANACOMP, INC. AND SUBSIDIARIES
                             Valuation and Qualifying Accounts and Reserves
                                             (In thousands)


                                       Balance at               Charged to                    Balance at
                                       beginning    Accounting  costs and                       end of
          Description                  of period      change     expenses       Deductions      period

Year ended September 30, 1994:

  Deferred tax asset valuation
   allowance. . . . . . . . . . . . .   $    --     $ 60,000 [1] $    --        $ 3,000 [2]    $57,000

  Allowance for doubtful accounts . .     4,245           --        (268)           427 [3]      3,550

                                        $ 4,245     $ 60,000     $  (268)       $ 3,427        $60,550
                                        =======     ========     =======        =======        =======

Year ended September 30, 1993:

  Allowance for doubtful accounts . .   $ 7,365     $     --     $   669        $ 3,789 [3]    $ 4,245
                                        =======     ========     =======        =======        =======


Year ended September 30, 1992:

  Allowance for doubtful accounts . .   $ 8,619     $     --     $  (674)       $   580 [3]    $ 7,365
                                        =======     ========     =======        =======        =======

[1] Estimate of deferred tax asset not expected to be realized upon adoption of FAS 109.

[2]  Reduction in available NOL.

[3]  Uncollectible accounts written off, net of recoveries.

                                 EXHIBIT INDEX

Exhibit                                                            Sequential
Number                                                             Page Number


(10) Material Contracts

     (ab)  Amendment No. 1 to Amended and Restated Master Agreement     61
           dated as of July 1, 1994 among Anacomp, Inc., the
           Multicurrency Borrowers, the Lenders, the Multicurrency
           Lenders, the Series A Purchasers, the Series B
           Purchasers, the First National Bank of Chicago, as
           Multicurrency Agent, and Citibank, N.A. as Agent,
           Administrative Agent and Collateral Agent.
     (ac)  Amendment No. 2 to Amended and Restated Master Agreement     74
           dated as of December 2, 1994 among Anacomp, Inc., the
           Multicurrency Borrowers, the Lenders, the Multicurrency
           Lenders, the Series A Purchasers, the Series B
           Purchasers, the First National Bank of Chicago, as
           Multicurrency Agent, and Citibank, N.A. as Agent,
           Administrative Agent and Collateral Agent.


(11) Statement re:  computation of per share earnings                   86

(21) Subsidiaries of the registrant                                     87

(23) Consent of independent public accountants                          88

(27) Financial data schedule (Required for electronic filing only)      89