Form 10-Q
period 1994-12-31
ANACOMP INC
filed 1995-02-14
CIK 6260

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the period ended December 31, 1994

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


                           YES    X      NO


The number of shares outstanding of the Common Stock of the registrant on December 31, 1994, the close of the period covered by this report, was 45,895,285.

                        ANACOMP, INC. AND SUBSIDIARIES



                                     Index

PART I.     FINANCIAL INFORMATION                                      Page No.

Item 1.     Financial Statements:
              Condensed Consolidated Balance Sheets
              December 31, 1994 and September 30, 1994 ................     2

              Condensed Consolidated Statements of Operations
              Three Months Ended December 31, 1994 and 1993............     3

              Condensed Consolidated Statements of Cash Flows
              Three Months Ended December 31, 1994 and 1993............     4

              Condensed Consolidated Statements of Stockholders' Equity
              Three Months Ended December 31, 1994 and 1993............     5

              Notes to Condensed Consolidated Financial Statements.....     6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations .............    11


PART II.    OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K...........................    14



SIGNATURES ............................................................    15

CONDENSED CONSOLIDATED BALANCE SHEETS
Anacomp, Inc., and Subsidiaries

(Dollars in thousands,                                          Dec. 31,   Sept. 30,
 except per share amounts)                                        1994        1994
ASSETS                                                         (Unaudited)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . .  $  5,337    $ 19,871
  Accounts and notes receivable, less allowances for


   doubtful accounts of $3,447 and $3,550, respectively  . .    118,496     117,441
  Current portion of long-term receivables  . . . . . . . . .     8,630       8,021
  Inventories . . . . . . . . . . . . . . . . . . . . . . . .    64,073      63,375
  Prepaid expenses and other  . . . . . . . . . . . . . . . .     7,048       5,421
Total current assets  . . . . . . . . . . . . . . . . . . . .   203,584     214,129

Property and equipment, at cost less
 accumulated depreciation and amortization  . . . . . . . . .    57,750      66,769
Long-term receivables, net of current portion . . . . . . . .    20,042      16,383
Excess of purchase price over net assets of businesses
 acquired and other intangibles, net. . . . . . . . . . . . .   276,969     279,607
Deferred tax asset, net of valuation allowance of $57,000 . .    28,000      29,000
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .    51,784      52,751
                                                               $638,129    $658,639
                                                               ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . .  $ 95,806    $ 45,222
  Accounts payable  . . . . . . . . . . . . . . . . . . . . .    79,686      82,790
  Accrued compensation, benefits and withholdings . . . . . .    12,215      16,573
  Accrued income taxes  . . . . . . . . . . . . . . . . . . .     9,609       9,000
  Accrued interest. . . . . . . . . . . . . . . . . . . . . .    11,792      19,701
  Other accrued liabilities . . . . . . . . . . . . . . . . .    45,895      35,027
Total current liabilities . . . . . . . . . . . . . . . . . .   255,003     208,313

Long-term debt, net of current portion. . . . . . . . . . . .   300,001     366,625
Other noncurrent liabilities. . . . . . . . . . . . . . . . .     8,561       9,467
Total noncurrent liabilities. . . . . . . . . . . . . . . . .   308,562     376,092

Redeemable preferred stock, $.01 par value,
 issued and outstanding 500,000 shares
 (aggregate preference value of $25,000). . . . . . . . . . .    24,502      24,478

Stockholders' equity:
  Common stock, $.01 par value, authorized 100,000,000
   shares, 45,895,285 and 45,728,505 issued, respectively . .       459         457
  Capital in excess of par value of common stock  . . . . . .   182,223     181,843
  Cumulative translation adjustment . . . . . . . . . . . . .    (1,241)       (269)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . .  (131,379)   (132,275)
Total stockholders' equity. . . . . . . . . . . . . . . . . .    50,062      49,756
                                                               $638,129    $658,639
                                                               ========    ========


              See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Anacomp, Inc., and Subsidiaries

                                                              Three months ended
(Dollars in thousands,                                             December 31,
 except per share amounts)                                       1994        1993
                                                                    (Unaudited)
Revenues:
  Services provided . . . . . . . . . . . . . . . . . . . .  $ 54,880     $ 54,424
  Equipment and supply sales  . . . . . . . . . . . . . . .   102,317       84,359
                                                              157,197      138,783
Operating costs and expenses:
  Costs of services provided  . . . . . . . . . . . . . . .    38,122       37,274
  Costs of equipment and supplies sold. . . . . . . . . . .    74,220       59,018


  Selling, general and administrative expenses  . . . . . .    24,447       21,848
                                                              136,789      118,140
Income from continuing operations before interest, other
  income, income taxes, and cumulative effect of
  accounting change . . . . . . . . . . . . . . . . . . . .    20,408       20,643

Interest income . . . . . . . . . . . . . . . . . . . . . .       475          777
Interest expense and fee amortization . . . . . . . . . . .   (17,645)     (16,610)
Other income (expense). . . . . . . . . . . . . . . . . . .       162         (270)
                                                              (17,008)     (16,103)
Income from continuing operations before
  income taxes and cumulative
  effect of accounting change . . . . . . . . . . . . . . .     3,400        4,540
Provision for income taxes  . . . . . . . . . . . . . . . .     1,800        2,400
Income from continuing operations before
  cumulative effect of accounting change  . . . . . . . . .     1,600        2,140

Loss from discontinued operations, net of
  income tax benefits . . . . . . . . . . . . . . . . . . .      (164)        (239)
Cumulative effect on prior years of a change in
  accounting for income taxes . . . . . . . . . . . . . . .        --        8,000

Net income. . . . . . . . . . . . . . . . . . . . . . . . .     1,436        9,901
Preferred stock dividends and discount accretion  . . . . .       540          540
Net income available to common stockholders . . . . . . . .  $    896     $  9,361
                                                             ========     ========
Earnings per common and common equivalent share:
  Continuing operations (net of preferred stock
      dividends and discount accretion) . . . . . . . . . .  $    .02     $    .04
  Discontinued operations . . . . . . . . . . . . . . . . .        --         (.01)
  Cumulative effect on prior years of a change in
    accounting for income taxes . . . . . . . . . . . . . .        --          .18
  Net income. . . . . . . . . . . . . . . . . . . . . . . .  $    .02     $    .21
                                                             ========     ========



              See notes to condensed consolidated financial statements.

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   Anacomp, Inc., and Subsidiaries

                                                                        Three months ended
                                                                           December 31,
   (Dollars in thousands)                                                1994       1993
                                                                           (Unaudited)
   Cash flows from operating activities:
     Net income....................................................   $  1,436  $  9,901
     Adjustments to reconcile net income to net
      cash used in operating activities:
       Cumulative effect of a change in accounting for income taxes         --    (8,000)
       Depreciation and amortization...............................     11,515     9,278
       Loss on disposition of assets...............................         72        69
       Change in assets and liabilities, net of acquisitions:
         Decrease (increase) in accounts and
           long-term receivables...................................     (6,297)   11,045
         Decrease (increase) in inventories and prepaid expenses...     (2,675)      459
         Increase in other assets..................................     (3,588)   (3,153)


         Decrease in accounts payable and accrued expenses.........     (8,217)  (19,974)
         Decrease in other noncurrent liabilities..................       (906)     (921)
           Net cash used in operating activities...................     (8,660)   (1,296)

   Cash flows from investing activities:
     Proceeds from sale of assets..................................     14,519     7,018
     Purchases of property, plant and equipment....................     (3,236)   (3,039)
     Payments to acquire companies and customer rights.............       (542)   (2,600)
           Net cash provided by investing activities...............     10,741     1,379

   Cash flows from financing activities:
     Proceeds from issuance of common stock .......................        238       559
     Proceeds from revolving line of credit and
       long-term borrowings........................................     20,000    22,628
     Principal payments on long-term debt..........................    (36,209)  (19,771)
     Preferred dividends paid......................................       (516)     (516)
           Net cash provided by (used in) financing activities ....    (16,487)    2,900

   Effect of exchange rate changes on cash.........................       (128)       (8)
   Increase (decrease) in cash and cash equivalents................    (14,534)    2,975

   Cash and cash equivalents at beginning of period................     19,871    24,922

   Cash and cash equivalents at end of period......................   $  5,337  $ 27,897
                                                                      ========  ========
   Supplemental disclosures of cash flow information
   Cash paid during the period for:
     Interest......................................................   $ 22,294  $ 21,775
     Income taxes..................................................   $  2,508  $    460




                 See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Anacomp, Inc., and Subsidiaries

THREE MONTHS ENDED DECEMBER 31, 1994            Capital in
                                                excess of
                                                par value  Cumulative   Retained
                                      Common    of Common  Translation  earnings
(In thousands)                         Stock      Stock    Adjustment   (deficit)     Total
(Unaudited)
BALANCE AT SEPTEMBER 30, 1994 ...... $    457   $181,843   $    (269)  $(132,275)  $  49,756
Exercise of stock options ..........       --         14          --          --          14
Shares issued for purchases under
  the Employee Stock Purchase Plan..        1        223          --          --         224
Preferred stock dividends ..........       --         --          --        (516)       (516)
Accretion of redeemable preferred
  stock discount ...................       --         --          --         (24)        (24)
Translation adjustments for period .       --         --        (972)         --        (972)
Graham Stock Issuances                      1        143          --          --         144
Net income for the period ..........       --         --          --       1,436       1,436
BALANCE AT DECEMBER 31, 1994........ $    459   $182,223   $  (1,241)  $(131,379)  $  50,062
                                     ========   ========   =========   =========   =========


THREE MONTHS ENDED DECEMBER 31, 1993            Capital in
                                                excess of
                                                par value  Cumulative   Retained
                                      Common    of Common  Translation  earnings
(In thousands)                         Stock      Stock    Adjustment   (deficit)     Total
(Unaudited)
BALANCE AT SEPTEMBER 30, 1993 ...... $    406   $ 163,209  $  (4,744)  $(145,072)  $  13,799
Exercise of stock options ..........        2         300         --          --         302
Shares issued for purchases under
  the Employee Stock Purchase Plan..        1         256         --          --         257
Preferred stock dividends ..........       --          --         --        (516)       (516)
Accretion of redeemable preferred
  stock discount ...................       --          --         --         (24)        (24)
Translation adjustments for period .       --          --        192          --         192
Net income for the period ..........       --          --         --       9,901       9,901
BALANCE AT DECEMBER 31, 1993........ $    409   $ 163,765  $  (4,552)  $(135,711)  $  23,911
                                     ========   =========  =========   =========   =========









                   See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ANACOMP, INC. AND SUBSIDIARIES


1. The condensed consolidated financial statements included herein have been prepared by Anacomp, Inc. (Anacomp or the Company) and its wholly-owned subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report to Stockholders and its Report on Form 10-K as of September 30, 1994.

    In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in financial position and stockholders' equity of Anacomp and its subsidiaries for interim periods. Certain amounts in the prior interim consolidated financial statements have been reclassified to conform to the current period presentation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Consolidation


    The consolidated financial statements include the accounts of Anacomp, Inc. and its wholly-owned subsidiaries. Material intercompany transactions have been eliminated.

    Foreign Currency Translation

    Substantially all assets and liabilities of Anacomp's international operations are translated at the period-end exchange rates; income and expenses are translated at the average exchange rates prevailing during the period. Translation adjustments are accumulated in a separate section of stockholders' equity. Foreign currency transaction gains and losses are included in net income.

    Segment Reporting

    Anacomp operates in a single business segment - providing equipment, supplies and services for information management, including storage, processing and retrieval.

    Revenue Recognition

    Revenues from sales of products and services or from lease of equipment under sales-type leases are principally recorded based on shipment of products or performance of services. To a lesser extent (3% and 1% of consolidated revenues for the three months ending December 31, 1994 and 1993 respectively), revenue is recognized for certain COM system customers upon the transfer of ownership risk to such customers, including the completion of the manufacture of the equipment to a specific order, transfer of title to such customers and customer commitment for payment. Under sales-type leases, the present value of all payments due under the lease contracts is recorded as revenue, cost of sales is charged with the book value of the equipment plus installation costs, and future interest income is deferred and recognized over the lease term. Revenue from maintenance contracts is recognized in earnings on a pro rata basis over the period of the agreement.

    Inventories

    Inventories are stated at the lower of cost or market, cost being determined by methods approximating the first-in, first-out basis.

    The cost of the inventories is distributed as follows:
                                                   Dec. 31,   Sept. 30,
        (In thousands)                               1994        1993

        Finished goods .....................      $ 38,368    $ 41,661
        Work in process ....................         7,551       5,903
        Raw materials and supplies .........        18,154      15,811
                                                  $ 64,073    $ 63,375
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


    Research and Development

    The costs associated with research and development programs are expensed as incurred.

    Included in "Other assets" on the accompanying Condensed Consolidated Balance Sheets are unamortized deferred software costs. Deferred software costs are the capitalized costs of software products to be sold with COM systems in future periods. The unamortized costs are evaluated for impairment each period by determining net realizable value. Such costs are amortized under the straight-line method or over the estimated units of sale, not to exceed five years.

    Intangibles

    Excess of purchase price over net assets of businesses acquired is amortized primarily on the straight-line method over 40 years. Other intangibles represent the purchase of the rights to provide microfilm or maintenance services to certain customers and are being amortized on a straight-line basis over 10 years. The unamortized costs are evaluated for impairment each period by determining net realizable value.

    Sale/Leaseback Transactions

    Anacomp enters into sale/leaseback transactions relating to COM systems installed in the Company's data service centers. Part of the proceeds were treated as fixed asset sales and the remainder as sales of equipment. Revenues of $3,530,000 and $750,000 were recorded in the three months ended December 31, 1994 and 1993 respectively. All profits are deferred and are being recognized over the applicable leaseback periods.

    Income Taxes

    In general, Anacomp's practice is to reinvest the earnings of its foreign subsidiaries in those operations and to repatriate these earnings only when it is advantageous to do so. It is expected that the amount of U.S. federal tax resulting from a repatriation will not be significant. Accordingly, deferred tax is not being recorded related to undistributed foreign earnings.

    Consolidated Statements of Cash Flows

    Anacomp considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. These temporary investments, primarily repurchase agreements and other overnight investments, are recorded at cost, which approximates market.

3. Income tax expense is reported during interim periods using an estimated annual effective tax rate for the the taxable jurisdictions in which the Company operates.

    At December 31, 1994 the Company had U.S. federal net operating loss carryforwards ("NOL's") of approximately $200 million available to offset future taxable income. These NOL's expire commencing in 1996.


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

5. On January 23, 1995, the Company filed a Registration Statement with the Securities and Exchange Commission relating to a proposed public offering of $225 million of Senior Secured Notes due 2002 (the Notes). The Registration Statement relating to these securities was filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the Registration Statement becomes effective and the offering will only be made pursuant to a prospectus.

    The net proceeds will be used to retire approximately $201.7 million of Anacomp's indebtedness and trade payables and to pay expenses related thereto. The remainder of the net proceeds, approximately $7.4 million, will be retained by the Company for general corporate purposes.

    The estimated sources and uses of the funds are as follows:

    (In thousands)
    Sources:
        Senior Secured Notes due 2002  . . . . . . . . .   $225,000
    Uses:                                                  ========
        Revolving Loan due 1995  . . . . . . . . . . . .   $ 32,000
        Multicurrency Revolving Loan due 1995  . . . . .     29,800
        Term Loans due 1996  . . . . . . . . . . . . . .     17,600
        12.25% Series B Senior Notes due 1997  . . . . .     65,000
        13 7/8% Convertible Subordinated
          Debentures due January 15, 2002. . . . . . . .     23,200
        9% Convertible Subordinated Debentures
          due January 15, 1996 . . . . . . . . . . . . .     10,500
        SKC Trade Payable due 2001 . . . . . . . . . . .     25,000
        Graham Note payable at 10% due July 15, 1997 . .      3,500
        Refinancing Fees and Expenses  . . . . . . . . .     11,000
        General Corporate Purposes . . . . . . . . . . .      7,400
           Total . . . . . . . . . . . . . . . . . . . .   $225,000
                                                           ========

    In connection with the offering, the Company is soliciting consents from the holders of the Company's 15% Senior Subordinated Notes due 2000 in order to modify or eliminate certain provisions of the indenture relating to such Subordinated Notes necessary to permit, among other things, the public offering.

    The Company expects to incur approximately $11 million of costs in connection with the offering, including consent fees paid to holders of the 15% Notes, which amounts will be capitalized and amortized over the term of the related notes.

    Also in connection with the offering, the Company will write-off approximately $2.6 million of previously deferred debt issuance costs and $2.3 million of original issue discount on the 13 7/8% Convertible Subordinated Debentures and pay approximately $5 million of "make-whole" payments to the Series B Senior Note holders. These costs will be reflected in Anacomp's income statement as an extraordinary loss in the period the related debt is extinguished with the proceeds from the Notes.

6. On January 20, 1995 the Company issued 71,876 shares of common stock pursuant to the Stock Purchase Agreement dated April 8, 1994 between the Company and Graham Acquisition Corporation ("Graham Shareholders"). The shares represent a portion of the contingent deferred purchase price payable in connection with the Company's acquisition of Graham. The Graham Shareholders transferred their right to the common shares to Carlisle Companies, Inc. ("Carlisle") pursuant to the agreement dated May 4, 1994 between Carlisle and Graham Shareholders. The Company intends to file a Registration Statement with the Securities and Exchange Commission relating to the sale by Carlisle of the 71,876 shares of common stock. The Company will not receive any proceeds from this offering.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

General

Total revenues for the three months ended December 31, 1994 increased $18.4 million over the same period of the prior year. The increase is largely the result of contributions from two acquisitions made in fiscal 1994: approximately $13.8 million from the Graham Magnetics acquisition which was completed in May 1994, and $2.7 million from the acquisition of the COM services customer base of 14 data service centers of National Business Systems, Inc. ("NBS"), which was effective January 3, 1994.

Costs of services provided as a percent of services revenue were 69% in the first quarter of fiscal 1995, compared to 68% in the first quarter of fiscal 1994. Costs of equipment and supplies sold as a percent of equipment and supplies sales were 73% in the first quarter of fiscal 1995 compared to 70% in the first quarter of fiscal 1994. The increase is primarily due to the relatively greater proportion of magnetic sales in the current period as a result of the Graham Magnetics acquisition and the lower average gross margins on such sales.

Selling, general and administrative expenses were 16% of revenue in both periods.

Interest expense and fee amortization includes $1.4 million of accelerated amortization of debt fees as a result of accelerated debt paydowns that occurred in the first quarter. In addition to scheduled debt paydowns of $13.1 million, $20.5 million of Term Loan and Series A Notes were repaid during the first quarter.

Products and Services

COM systems revenues increased $4.9 million with the sale or operating lease of 77 systems to third party users in the first quarter of fiscal 1995, compared to 56 systems in the first quarter of fiscal 1994. These sales included 18 systems to Eastman Kodak under an Original Equipment Manufacturer agreement, and 10 systems to First Image Management Company ("First Image"). These systems, for which risk of ownership has transferred, are held by the Company and will be shipped at these customers' direction during calendar 1995. There can be no assurance that either First Image or Eastman Kodak will purchase additional XFP 2000 systems during calendar 1995. Eastman Kodak purchased 18 systems under the same arrangements in the first quarter of fiscal 1994. Also included in COM systems revenues is $3.5 million of sales of equipment for Anacomp data centers under sale and leaseback arrangements in the current period compared to $750,000 in the same period of the prior year. Operating margins as a percent of revenue were essentially unchanged compared to the first quarter of fiscal 1994, excluding the effect of the sale and leaseback revenues for which all profits are deferred and recognized over the leaseback period.

Micrographics supplies and equipment revenues decreased 2% in the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994.

Original film sales decreased 2% while duplicate film sales increased 8%. The duplicate film increase is due primarily to the reacquisition of First Image as a customer and the addition of Eastman Kodak's European duplicate film requirements. Retrieval products sales were level compared to the same period of fiscal 1994. Micrographics supplies and equipment operating margins as a percent of revenue were up slightly.

Micrographics services revenues increased 5% in the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994 on an 18% increase in volume, 14% of which is attributable to the NBS acquisition. COM service revenues were adversely affected by a decline in average selling prices. Operating margins as a percent of revenue decreased 3% as the reduction in selling prices exceeded reductions in production costs.

Maintenance services revenues decreased 6% in part due to reduced pricing to a major customer. Operating margins as a percent of revenue improved slightly.

Magnetics revenues increased $2.0 million, or 11%, in the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994, in addition to the $13.8 million contribution from the acquisition of Graham Magnetics. The increase was due in part to increased sales of diskette media, or "cookies". Magnetics operating margins as a percent of revenue improved 4% in the first quarter compared to the same period of the prior year, due in part to operating efficiencies resulting from the Graham acquisition.


Liquidity and Capital Resources

On January 23, 1995, Anacomp filed a Registration Statement with the Securities and Exchange Commission to register $225 million of Senior Secured Notes due 2002 (the "Notes"). Salomon Brothers Inc will be lead manager and Smith Barney Inc. will be co-manager of the offering.

The net proceeds from the offering will be used to retire $176.7 million of debt representing substantially all of Anacomp's debt other than the 15% Senior Subordinated Notes ( the "15% Notes"), including the revolving credit facilities which mature in October, 1995. The Company will also repay the $25 million trade payable owed to SKC America, Inc. The Company expects to incur approximately $11 million of costs in connection with the offering, including consent fees paid to holders of the 15% Notes, which amounts will be capitalized and amortized over the term of the related notes.

Also in connection with the offering, the Company will write-off approximately $2.6 million of previously deferred debt issuance costs and $2.3 million of original issue discount on the 13 7/8% Convertible Subordinated Debentures and pay approximately $5 million of "make-whole" payments to the Series B Senior Note holders. These costs will be reflected in Anacomp's income statement as an extraordinary loss in the period the related debt is extinguished with the proceeds from the Notes.

The Company is soliciting consents from the holders of the 15% Notes in order to modify or eliminate certain provisions of the indenture to permit, among other things, the Notes offering.

During the first quarter, Anacomp repaid $33.7 million of Term, Series A and Series B long-term debt with proceeds from sale and leaseback transactions of data service center equipment ($13.0 million), drawdowns on the revolving credit lines ($18.1 million), and available cash reserves ($2.6 million).


Anacomp's working capital at December 31, 1994, excluding the current portion of long-term debt which is intended to be refinanced as discussed above, amounted to $44 million compared to $51 million at September 30, 1994. As disclosed in the Consolidated Statements of Cash Flows, net cash used in operating activities increased to $8.7 million for the first quarter compared to $1.3 million in the comparable prior period, as increased sales in the current year resulted in relatively higher levels of accounts receivable. Net cash provided by investing activities increased to $10.7 million in the current quarter, compared to $1.4 million in the comparable prior period, primarily as a result of the sale and leaseback of data service center equipment. Net cash used in financing activities increased as a result of the debt paydowns described above.

If the proposed Notes offering is not completed, the Company intends to generate additional liquidity through alternative debt offerings, equity offerings, or conversion of existing assets to cash. The Company believes that such sources, along with operating cash flow, will adequately fund operations, debt service, and planned capital expenditures over the next 12 months.

                        ANACOMP, INC. AND SUBSIDIARIES

                          PART II:  OTHER INFORMATION


                                                                   PAGE NUMBER

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


          (11)  Computation of Earnings per Common Share.                16

          (27) Financial data schedule (required for electronic filing only)

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended December 31, 1994.


                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



ANACOMP, INC.




   /s/ Donald L. Viles
Donald L. Viles
Vice President and
Chief Accounting Officer



Dated this 14th day of February, 1995.