Form 10-Q/A
ANACOMP INC
filed 1995-03-27
CIK 6260

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  Form 10-Q/A

                                AMENDMENT NO. 1

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended March 31, 1994

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                              ---------  ----------

                         Commission File Number 1-8328


                                 ANACOMP, INC.


                          Indiana           35-1144230
                          11550 North Meridian Street
                             Post Office Box 40888
                          Indianapolis, Indiana  46240


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


                           YES    X      NO
                               -------      -------

The number of shares outstanding of the Common Stock of the registrant on March 31, 1994, the close of the period covered by this report, was 43,044,554.

                         ANACOMP, INC. AND SUBSIDIARIES



                                     Index


PART I.     FINANCIAL INFORMATION
                                                                        Page No.
                                                                        ---------
Item 1.     Financial Statements:

              Consolidated Balance Sheets
              March 31, 1994 and September 30, 1993 ..................     2

              Consolidated Statements of Operations
              Six Months Ended March 31, 1994 and 1993................     3

              Consolidated Statements of Cash Flows
              Six Months Ended March 31, 1994 and 1993................     4

              Consolidated Statements of Stockholders' Equity
              Six Months Ended March 31, 1994 and 1993................     5

            Notes to Consolidated Financial Statements.................    6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations .............    9


PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K...........................   10



SIGNATURES ............................................................   11

CONSOLIDATED BALANCE SHEETS (Unaudited)
Anacomp, Inc., and Subsidiaries

(Dollars in thousands,                                          Mar. 31,   Sept. 30,
 except per share amounts)                                        1994        1993
-----------------------------------------------------------------------------------
ASSETS                                                        (Note 3)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . .  $ 28,846    $ 24,922
  Accounts and notes receivable, less allowances for
   doubtful accounts of $3,748 and $4,245, respectively  . .    102,170     109,251
  Current portion of long-term receivables  . . . . . . . . .    14,747       7,489
  Inventories . . . . . . . . . . . . . . . . . . . . . . . .    53,537      69,192
  Prepaid expenses and other  . . . . . . . . . . . . . . . .     9,505       7,157
                                                               --------    --------
Total current assets  . . . . . . . . . . . . . . . . . . . .   208,805     218,011
                                                               --------    --------
Property and equipment, at cost less
 accumulated depreciation and amortization  . . . . . . . . .    59,917      66,399
Long-term receivables, net of current portion . . . . . . . .    19,183      17,619
Excess of purchase price over net assets of businesses
 acquired and other intangibles, net. . . . . . . . . . . . .   279,829     296,426
Deferred tax asset, net of valuation allowance of $60,000 . .    35,000          --
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .    50,286      45,093
                                                               --------    --------
                                                               $653,020    $643,548
                                                               ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . .  $ 41,695    $ 34,355
  Accounts payable  . . . . . . . . . . . . . . . . . . . . .    64,731      67,246
  Accrued compensation, benefits and withholdings . . . . . .    16,666      16,452
  Accrued income taxes  . . . . . . . . . . . . . . . . . . .    14,659      11,502
  Accrued interest. . . . . . . . . . . . . . . . . . . . . .    19,707      20,089
  Other accrued liabilities . . . . . . . . . . . . . . . . .    35,315      37,438
                                                               --------    --------
Total current liabilities . . . . . . . . . . . . . . . . . .   192,773     187,082
                                                               --------    --------
Long-term debt, net of current portion. . . . . . . . . . . .   393,956     404,738
Other noncurrent liabilities. . . . . . . . . . . . . . . . .    11,723      13,546
                                                               --------    --------
Total noncurrent liabilities. . . . . . . . . . . . . . . . .   405,679     418,284
                                                               --------    --------
Redeemable preferred stock, $.01 par value,
 issued and outstanding 500,000 shares
 (aggregate preference value of $25,000). . . . . . . . . . .    24,430      24,383
                                                               --------    --------
Stockholders' equity:
  Common stock, $.01 par value, authorized 100,000,000
   shares, 43,044,554 and 40,629,524 issued, respectively . .       430         406
  Capital in excess of par value of common stock  . . . . . .   171,540     163,209
  Cumulative translation adjustment . . . . . . . . . . . . .    (6,024)     (4,744)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . .  (135,808)   (145,072)
                                                               --------    --------
Total stockholders' equity. . . . . . . . . . . . . . . . . .    30,138      13,799
                                                               --------    --------
                                                               $653,020    $643,548
                                                               ========    ========





                See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Anacomp, Inc., and Subsidiaries

                                                   Three months ended       Six months ended
                                                         March 31,               March 31,
(Dollars in thousands,                             ------------------       -----------------
 except per share amounts)                            1994       1993       1994       1993
---------------------------------------------------------------------------------------------
                                                          (Note 3)              (Note 3)
Revenues:
  Services provided . . . . . . . . . . . . . . .  $ 57,725   $ 53,486   $112,149   $106,427
  Equipment and supply sales  . . . . . . . . . .    88,844     90,798    171,369    179,009
                                                   --------   --------   --------   --------
                                                    146,569    144,284    283,518    285,436
                                                   --------   --------   --------   --------
Operating costs and expenses:
  Costs of services provided  . . . . . . . . . .    40,518     36,268     77,792     72,896
  Costs of equipment and supplies sold  . . . . .    64,002     63,327    122,340    125,812
  Selling, general and administrative expenses  .    23,649     24,379     45,406     46,253
                                                   --------   --------   --------   --------
                                                    128,169    123,974    245,538    244,961
                                                   --------   --------   --------   --------
Income before interest, other income,
  income taxes, extraordinary credit, and
  cumulative effect of accounting change. . . . .    18,400     20,310     37,980     40,475
                                                   --------   --------   --------   --------
Interest income . . . . . . . . . . . . . . . . .       724        983      1,501      1,592
Interest expense and fee amortization . . . . . .   (16,758)   (16,954)   (33,844)   (34,243)
Other income (expense). . . . . . . . . . . . . .      (324)    (1,459)      (594)    (2,417)
                                                   --------   --------   --------   --------
                                                    (16,358)   (17,430)   (32,937)   (35,068)

Income before income taxes, extraordinary credit,
  and cumulative effect of accounting change. . .     2,042      2,880      5,043      5,407
Provision for income taxes  . . . . . . . . . . .     1,100      1,379      2,700      2,594
                                                   --------   --------   --------   --------
Income before extraordinary credit and
  cumulative effect of accounting change  . . . .       942      1,501      2,343      2,813
Extraordinary credit resulting from utilization
  of tax loss carryforwards . . . . . . . . . . .        --        900         --      1,600
                                                   --------   --------   --------   --------
Cumulative effect on prior years of a change in
  accounting for income taxes . . . . . . . . . .        --         --      8,000         --
Net income  . . . . . . . . . . . . . . . . . . .       942      2,401     10,343      4,413
Preferred stock dividends and discount accretion.       539        539      1,079      1,079
                                                   --------   --------   --------   --------
Net income available to common stockholders . . .  $    403   $  1,862   $  9,264   $  3,334
                                                   ========   ========   ========   ========


Earnings per common and common equivalent share:
  Income from operations (net of preferred stock
    dividends and discount accretion) . . . . . .  $    .01   $    .02   $    .03   $    .04
  Extraordinary credit. . . . . . . . . . . . . .        --        .02         --        .04
  Cumulative effect on prior years of a change in
    accounting for income taxes . . . . . . . . .        --         --        .18         --
                                                   --------   --------   --------   --------
  Net income  . . . . . . . . . . . . . . . . . .  $    .01   $    .04   $    .21   $    .08
                                                   ========   ========   ========   ========





                See notes to consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
   Anacomp, Inc., and Subsidiaries

                                                                         Six months ended
                                                                             March 31,
                                                                      -----------------------
   (Dollars in thousands)                                               1994        1993
---------------------------------------------------------------------------------------------
                                                                            (Note 3)
   Cash flows from operating activities:
     Net income....................................................   $  10,343    $  4,413
     Adjustments to reconcile net income to net
      cash provided by operating activities:
       Cumulative effect of a change in accounting
        for income taxes...........................................      (8,000)         --
       Depreciation and amortization...............................      18,943      19,102
       Provision (benefit) for losses on accounts receivable.......          --        (439)
       Loss on disposition of assets ..............................         469         374
       Change in assets and liabilities:
         Decrease in accounts and long-term receivables............       4,303      12,699
         Decrease (Increase) in inventories and prepaid expenses...       4,222      (3,365)
         Increase in other assets..................................      (8,897)     (2,710)
         Decrease in accounts payable and accrued expenses.........      (2,328)    (13,992)
         Decrease in other noncurrent liabilities..................      (1,823)       (308)
                                                                      ---------    --------
           Net cash provided by operating activities...............      17,232      15,774
                                                                      ---------    --------
   Cash flows from investing activities:
     Proceeds from sale of assets..................................       9,085       8,160
     Purchases of property, plant and equipment....................      (8,885)    (12,974)
     Proceeds from notes receivable................................          --       1,343
     Payments to acquire companies and customer rights.............     (10,350)       (700)
                                                                      ---------    --------
           Net cash used in investing activities...................     (10,150)     (4,171)
                                                                      ---------    --------
   Cash flows from financing activities:
     Proceeds from issuance of common stock and warrants...........         956       1,274
     Proceeds from revolving line of credit and
      long-term borrowings.........................................      23,000      18,000
     Principal payments on long-term debt .........................     (26,243)    (40,574)
     Preferred dividends paid......................................      (1,031)     (1,031)
     Payments related to the issuance of debt and equity...........          --      (6,204)
                                                                      ---------    --------
           Net cash used in financing activities...................      (3,318)    (28,535)
                                                                      ---------    --------
   Effect of exchange rate changes on cash.........................         160         (20)
                                                                      ---------    --------
   Increase (decrease) in cash and cash equivalents................       3,924     (16,952)

   Cash and cash equivalents at beginning of period................      24,922      29,881
                                                                      ---------    --------
   Cash and cash equivalents at end of period......................   $  28,846    $ 12,929
                                                                      =========    ========

   Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest .....................................................   $  29,134   $  30,879
     Income taxes..................................................   $     883   $   1,937

   Supplemental disclosure of noncash investing and financial activities:

   In January 1994, the Company purchased the COM Services customer base of 14 micrographics service centers operated by National Business Systems. Common stock was issued for $7.4 million of the purchase price.

                See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
Anacomp, Inc., and Subsidiaries

SIX MONTHS ENDED MARCH 31, 1994                 Capital in
                                                excess of
                                                par value  Cumulative   Retained
                                      Common    of Common  Translation  earnings
(In thousands)                         Stock      Stock    Adjustment   (deficit)     Total
------------------------------------ --------   ---------- ----------- ----------  ---------
BALANCE AT SEPTEMBER 30, 1993 ...... $    406   $ 163,209  $  (4,744)  $(145,072)  $  13,799
Exercise of stock options ..........        2         424         --          --         426
Shares issued for purchases under the
  Employee Stock Purchase Plan......        2         527         --          --         529
Preferred stock dividends ..........       --          --         --      (1,031)     (1,031)
Accretion of redeemable preferred
  stock discount ...................       --          --         --         (48)        (48)
Translation adjustments for period..       --          --     (1,280)         --      (1,280)
NBS Stock Issuance..................       20       7,380         --          --       7,400
Net income for the period (Note 3)..       --                     --      10,343      10,343
                                     --------   ---------  ---------   ---------   ---------
BALANCE AT MARCH 31, 1994 .......... $    430   $ 171,540  $  (6,024)  $(135,808)  $  30,138
                                     ========   =========  =========   =========   =========


SIX MONTHS ENDED MARCH 31, 1993                 Capital in
                                                excess of
                                                par value  Cumulative   Retained
                                      Common    of Common  Translation  earnings
(In thousands)                         Stock      Stock    Adjustment   (deficit)     Total
------------------------------------ --------   ---------- ----------- ----------  ---------
BALANCE AT SEPTEMBER 30, 1992 ...... $    397   $161,198   $   8,200   $(161,505)  $   8,290
Exercise of stock options ..........        2        551          --          --         553
Shares issued for purchases under the
  Employee Stock Purchase Plan......        3        715          --          --         718
Preferred stock dividends ..........       --         --          --      (1,031)     (1,031)
Accretion of redeemable preferred
  stock discount ...................       --         --          --         (48)        (48)
Translation adjustments for period..       --         --     (10,775)         --     (10,775)
Other...............................       --       (239)         --          --        (239)
Net income for the period ..........       --         --          --       4,413       4,413
                                     --------   ---------  ---------   ---------   ---------
BALANCE AT MARCH 31, 1993 .......... $    402   $162,225   $  (2,575)  $(158,171)  $   1,881
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

2. Inventories are stated at the lower of cost or market, cost being determined by methods approximating the first-in, first-out basis.

    The cost of inventories is distributed as follows:

                                                Mar. 31,      Sept. 30,
    (In thousands)                                1994           1993
    --------------------------------------------------------------------
    Finished goods . . . . . . . . . . . . .    $ 33,424      $ 38,289
    Work in process  . . . . . . . . . . . .       5,854         7,105
    Raw materials and supplies . . . . . . .      14,259        23,798
                                                --------      --------
                                                $ 53,537      $ 69,192
                                                ========      ========

3. The Company has restated its financial statements for the three and six months ended March 31, 1994 to recognize revenues for COM Systems warehoused for certain customers in the periods the units are shipped. The impact of this restatement resulted in an increase in revenues and net income of $306,000 and $85,000, respectively, for the three month period ended March 31, 1994, and a decrease in revenues and net income of $1.5 million and $415,000, respectively, for the six month period ended March 31, 1994. The restatement had no impact on prior periods. In addition, the Company has reclassified accreted interest on unfavorable lease reserves from discontinued operations to interest expense for all periods presented.

4. In February 1992, the Financial Accounting Standards Board issued Statement in financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Under FAS 109, the Company recognizes income taxes under the liability method of accounting for income taxes. The liability method measures the expected tax impact of future taxable income or deductions resulting from differences in the tax and financial reporting bases of assets and liabilities reflected in the consolidated balance sheet and the expected tax impact of carryforwards for tax purposes. A valuation allowance is to be recorded against those tax assets when it is "more likely than not" that the benefit will not be realized.

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

    Recognition of the deferred tax asset and valuation allowance at October 1, 1993 caused adjustments to the following financial statement components:

                                                  Capital    Accrued
                              Net                in excess    Income
    (In thousands)          Income   Goodwill   of par value  Taxes      Total
    --------------          ------   --------   ------------  -------    ------
    Deferred tax asset      $8,000   $66,000       $6,000    $15,000   $95,000
    Valuation allowance         --   (39,000)      (6,000)   (15,000)  (60,000)
                            ------   -------       ------    -------   -------
    Net deferred tax asset  $8,000   $27,000           --         --   $35,000
                            ======   ========      ======    =======   =======

    In the future, the federal provision for income taxes reflected in the consolidated statement of operations will generally not require a cash payout to the extent the Company has NOLs. The cash savings from the utilization of NOLs will be reported as a reduction of the net deferred tax asset recorded under the guidelines of FAS 109; thereafter, as a reduction of goodwill.

    The components of deferred tax assets and liabilities at October 1, 1993 are as follows:


         Net Deferred Tax Asset (In thousands)

         Tax effects of future tax deductible
           differences related to:
           Inventory reserves........................     $  2,900
           Depreciation..............................        1,400
           Building reserves.........................        7,400
           EPA reserve...............................        3,400
           Sale/leaseback of assets..................        1,800
           Other net deductible differences..........        4,300

         Tax effects of future taxable differences
           related to:
           Leases....................................       (4,600)
           Capitalized software......................       (4,600)
                                                          --------
         Net tax effects of future differences.......       12,000
                                                          --------
         Tax effects of carryforward benefits:
           Federal net operating loss carryforwards..       80,000
           Federal general business tax credits......        3,000
                                                          --------
         Tax effects of carryforwards................       83,000
                                                          --------
         Tax effects of future differences
           and carryforwards.........................       95,000
         Less valuation allowance....................      (60,000)
                                                          --------
         Net deferred tax asset......................     $ 35,000
                                                          ========

    At March 31, 1994 the Company had NOLs of approximately $219 million available to offset future taxable income. An additional $31 million is available in future periods as accrued expenses become deductible. The Company also has tax credit carryforwards of $3 million available to reduce future tax liabilities, including $1 million of preacquisition tax credits. The NOLs expire commencing in 1995 ($15 million) will remaining amounts in various periods through 2007. The tax credit carryforwards expire substantially in 1997.

    In addition to the cumulative effect adjustment on the statement of operations, the adoption of FAS 109 reduced goodwill amortization expense by $188,000 and $376,000 during the three-month and six-month periods ended March 31, 1994, respectively. Accordingly, income from continuing operations and net income increased by the same amounts, respectively.
    There was no effect on earnings per common and common equivalent share.

    If FAS 109 had been adopted beginning October 1, 1992, the following proforma results would have been reported for the periods ended (In thousands except per share amounts):

                                            Three Months         Six Months
                                           Ended March 31,     Ended March 31,
                                            1994     1993       1994     1993
---------------------------------------------------------------------------------
    Income from operations..............    $942    1,689     $2,343   $ 3,189
    Net Income..........................     942    1,689      2,343    18,089
    Earnings per common and common
      equivalent share..................     .01      .03        .03       .39

5. The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from stock options and exercise of warrants.

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

6. Effective January 3, 1994, the Company purchased the Com Services customer base of 14 micrographics service centers operated by National Business Systems for $14.8 million using equal amounts of common stock and cash. This business has ben or will be merged into Anacomp's existing service centers.

7. Effective May 4, 1994, the Company purchased Graham Acquisition Corporation ("Graham") for $7.6 million of Anacomp stock. The agreement also provides for contingent consideration of up to $7.5 million of Anacomp stock based upon the future earnings of Graham. Graham manufacturers and distributes 3480 computer tape cartridges and open reel tape. Graham's operations will be combined with Anacomp's existing magnetic media products division.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Total revenues for the six months ended March 31, 1994 declined $1.9 million compared to the same period of the prior year. Micrographics service revenues however, were up $4.4 million, or, 7%, largely as a result of the acquisition of 14 data centers from National Business Systems which was effective January 3, 1994. Maintenance service revenues were up 3% and magnetic media sales were up 4%. COM system sales and supply sales were down 8% and 9%, respectively, due primarily to decreased shipments in the OEM channel.

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

The financial statements reflect the Company's adoption of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", as discussed in Note 4 to the Consolidated Financial Statements. The March 31, 1994 Balance Sheet includes a $35 million deferred tax asset and the Consolidated Statements of Operations include a $8 million one time adjustment reflecting the cumulative effect on prior years of this accounting change.

LIQUIDITY AND CAPITAL RESOURCES

Working capital amounted to $16.0 million at March 31, 1994 compared to $30.9 million at September 30, 1993. The decrease is mainly due to improved inventory turnover ratios. As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities improved $1.5 in the first six months of fiscal year 1994 compared to the first six months of fiscal 1993.
Net cash used in investing activities increased $6.0 million because of the acquisition of data centers from National Business Systems. Net cash used in financing activities was reduced $25.2 million reflecting lower paydowns on the Company's revolving line of credit and contributing to the year to year increase in cash balances of $15.9 million. The Company believes that operating cash flow in 1994 will be sufficient to meet cash requirements for capital expenditures, debt repayments, and other obligations.

                         ANACOMP, INC. AND SUBSIDIARIES

                          PART II:  OTHER INFORMATION


                                                                   PAGE NUMBER
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (11)  Computation of Earnings per Common Share.                12
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



ANACOMP, INC.




   /s/ Donald L. Viles
-------------------------
Donald L. Viles
Vice President and
Chief Accounting Officer



Dated this 27th day of March, 1995.