Form 10-Q/A
ANACOMP INC
filed 1995-03-27
CIK 6260

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 Form 10-Q/A

                               AMENDMENT NO. 1

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended December 31, 1994
                                          -----------------

                                      OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from           to
                                               ----------     ---------

                        Commission File Number 1-8328


                                ANACOMP, INC.


                         Indiana           35-1144230
                         11550 North Meridian Street
                            Post Office Box 40888
                         Indianapolis, Indiana  46240


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


                           YES    X      NO
                                -----       -----

The number of shares outstanding of the Common Stock of the registrant on December 31, 1994, the close of the period covered by this report, was 45,895,285.

                         ANACOMP, INC. AND SUBSIDIARIES



                                     Index


PART I.     FINANCIAL INFORMATION                                      Page No.
                                                                       --------
Item 1.     Financial Statements:

              Condensed Consolidated Balance Sheets
              December 31, 1994 and September 30, 1994 ................     2

              Condensed Consolidated Statements of Operations
              Three Months Ended December 31, 1994 and 1993............     3

              Condensed Consolidated Statements of Cash Flows
              Three Months Ended December 31, 1994 and 1993............     4

              Condensed Consolidated Statements of Stockholders' Equity
              Three Months Ended December 31, 1994 and 1993............     5

              Notes to Condensed Consolidated Financial Statements.....     6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations .............    11


PART II.    OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K...........................    14



SIGNATURES ............................................................    15

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Anacomp, Inc. and Subsidiaries

(Dollars in thousands,                                          Dec. 31,   Sept. 30,
 except per share amounts)                                        1994        1994
------------------------------------------------------------------------------------
ASSETS                                                          (Note 3)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . .  $  5,337    $ 19,871
  Accounts and notes receivable, less allowances for
   doubtful accounts of $3,447 and $3,550, respectively . . .   113,111     117,441
  Current portion of long-term receivables  . . . . . . . . .     8,630       8,021
  Inventories . . . . . . . . . . . . . . . . . . . . . . . .    66,692      63,375
  Prepaid expenses and other  . . . . . . . . . . . . . . . .     7,048       5,421
                                                               --------    --------
Total current assets  . . . . . . . . . . . . . . . . . . . .   200,818     214,129
                                                               --------    --------
Property and equipment, at cost less
 accumulated depreciation and amortization  . . . . . . . . .    57,750      66,769
Long-term receivables, net of current portion . . . . . . . .    20,042      16,383
Excess of purchase price over net assets of businesses
 acquired and other intangibles, net. . . . . . . . . . . . .   276,969     279,607
Deferred tax asset, net of valuation allowance of $57,000 . .    29,000      29,000
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .    51,784      52,751
                                                               --------    --------
                                                               $636,363    $658,639
                                                               ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . .  $ 95,806    $ 45,222
  Accounts payable  . . . . . . . . . . . . . . . . . . . . .    79,686      82,790
  Accrued compensation, benefits and withholdings . . . . . .    11,964      16,573
  Accrued income taxes  . . . . . . . . . . . . . . . . . . .     9,249       9,000
  Accrued interest. . . . . . . . . . . . . . . . . . . . . .    11,792      19,701
  Other accrued liabilities . . . . . . . . . . . . . . . . .    45,895      35,027
                                                               --------    --------
Total current liabilities . . . . . . . . . . . . . . . . . .   254,392     208,313
                                                               --------    --------

Long-term debt, net of current portion. . . . . . . . . . . .   300,001     366,625
Other noncurrent liabilities. . . . . . . . . . . . . . . . .     8,561       9,467
                                                               --------    --------
Total noncurrent liabilities. . . . . . . . . . . . . . . . .   308,562     376,092
                                                               --------    --------
Redeemable preferred stock, $.01 par value,
 issued and outstanding 500,000 shares
 (aggregate preference value of $25,000). . . . . . . . . . .    24,502      24,478
                                                               --------    --------
Stockholders' equity:
  Common stock, $.01 par value, authorized 100,000,000
   shares, 45,895,285 and 45,728,505 issued, respectively . .       459         457
  Capital in excess of par value of common stock  . . . . . .   182,223     181,843
  Cumulative translation adjustment . . . . . . . . . . . . .    (1,241)       (269)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . .  (132,534)   (132,275)
                                                               --------    --------
Total stockholders' equity. . . . . . . . . . . . . . . . . .    48,907      49,756
                                                               --------    --------
                                                               $636,363    $658,639
                                                               ========    ========



              See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Anacomp, Inc. and Subsidiaries

                                                              Three months ended
                                                                 December 31,
(Dollars in thousands,                                        ------------------
 except per share amounts)                                    1994        1993
----------------------------------------------------------------------------------
                                                                    (Note 3)

Revenues:
  Services provided . . . . . . . . . . . . . . . . . . . .  $ 54,880     $ 54,424
  Equipment and supply sales  . . . . . . . . . . . . . . .    96,932       82,525
                                                             --------     --------
                                                              151,812      136,949
                                                             --------     --------
Operating costs and expenses:
  Costs of services provided  . . . . . . . . . . . . . . .    38,122       37,274
  Costs of equipment and supplies sold. . . . . . . . . . .    71,601       58,338
  Selling, general and administrative expenses  . . . . . .    24,196       21,757
                                                             --------     --------
                                                              133,919      117,369
                                                             --------     --------
Income before interest, other income, income taxes,
  and cumulative effect of accounting change  . . . . . . .    17,893       19,580
                                                             --------     --------

Interest income . . . . . . . . . . . . . . . . . . . . . .       475          777
Interest expense and fee amortization . . . . . . . . . . .   (17,949)     (17,086)
Other income (expense). . . . . . . . . . . . . . . . . . .       162         (270)
                                                             --------     --------
                                                              (17,312)     (16,579)
                                                             --------     --------
Income before income taxes and cumulative
  effect of accounting change . . . . . . . . . . . . . . .       581        3,001
Provision for income taxes  . . . . . . . . . . . . . . . .       300        1,600
                                                             --------     --------
Income before cumulative effect of accounting change  . . .       281        1,401

Cumulative effect on prior years of a change in
  accounting for income taxes . . . . . . . . . . . . . . .        --        8,000
                                                             --------     --------

Net income. . . . . . . . . . . . . . . . . . . . . . . . .       281        9,401
Preferred stock dividends and discount accretion  . . . . .       540          540
                                                             --------     --------
Net income (loss) available to common stockholders  . . . .  $   (259)    $  8,861
                                                             ========     ========
Earnings (loss) per common and common equivalent share:
  Income (loss) from operations . . . . . . . . . . . . . .  $   (.01)    $    .02
  Cumulative effect on prior years of a change in
    accounting for income taxes . . . . . . . . . . . . . .        --          .18
                                                             --------     --------
  Net income (loss) . . . . . . . . . . . . . . . . . . . .  $   (.01)    $    .20
                                                             ========     ========





              See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Anacomp, Inc. and Subsidiaries

                                                                        Three months ended
                                                                           December 31,
                                                                      --------------------
   (Dollars in thousands)                                               1994       1993
------------------------------------------------------------------------------------------
                                                                           (Note 3)

   Cash flows from operating activities:
     Net income....................................................   $    281  $  9,401
     Adjustments to reconcile net income to net
      cash used in operating activities:
       Cumulative effect of a change in accounting for income taxes         --    (8,000)
       Depreciation and amortization...............................     11,515     9,278
       Loss on disposition of assets...............................         72        69
       Change in assets and liabilities, net of acquisitions:
         Decrease (increase) in accounts and
           long-term receivables...................................       (912)   12,879
         Increase in inventories and prepaid expenses..............     (5,294)     (220)
         Increase in other assets..................................     (3,588)   (3,485)
         Decrease in accounts payable and accrued expenses.........     (9,828)  (20,297)
         Decrease in other noncurrent liabilities..................       (906)     (921)
                                                                      --------  --------
           Net cash used in operating activities...................     (8,660)   (1,296)
                                                                      --------  --------

   Cash flows from investing activities:
     Proceeds from sale of assets..................................     14,519     7,018
     Purchases of property, plant and equipment....................     (3,236)   (3,039)
     Payments to acquire companies and customer rights.............       (542)   (2,600)
                                                                      --------  --------
           Net cash provided by investing activities...............     10,741     1,379
                                                                      --------  --------

   Cash flows from financing activities:
     Proceeds from issuance of common stock .......................        238       559
     Proceeds from revolving line of credit and
       long-term borrowings........................................     20,000    22,628
     Principal payments on long-term debt..........................    (36,209)  (19,771)
     Preferred dividends paid......................................       (516)     (516)
                                                                      --------  --------
           Net cash provided by (used in) financing activities ....    (16,487)    2,900
                                                                      --------  --------

   Effect of exchange rate changes on cash.........................       (128)       (8)
                                                                      --------  --------
   Increase (decrease) in cash and cash equivalents................    (14,534)    2,975

   Cash and cash equivalents at beginning of period................     19,871    24,922
                                                                      --------  --------
   Cash and cash equivalents at end of period......................   $  5,337  $ 27,897
                                                                      ========  ========
   Supplemental disclosures of cash flow information
   Cash paid during the period for:
     Interest......................................................   $ 22,294  $ 21,775
     Income taxes..................................................   $  2,508  $    460





                 See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) Anacomp, Inc. and Subsidiaries



THREE MONTHS ENDED DECEMBER 31, 1994            Capital in
                                                excess of
                                                par value  Cumulative   Retained
                                      Common    of Common  Translation  earnings
(In thousands)                         Stock      Stock    Adjustment   (deficit)    Total
------------------------------------  -------   ---------  -----------  --------   ---------
BALANCE AT SEPTEMBER 30, 1994 ...... $    457   $181,843   $    (269)  $(132,275)  $  49,756
Exercise of stock options ..........       --         14          --          --          14
Shares issued for purchases under
  the Employee Stock Purchase Plan..        1        223          --          --         224
Preferred stock dividends ..........       --         --          --        (516)       (516)
Accretion of redeemable preferred
  stock discount ...................       --         --          --         (24)        (24)
Translation adjustments for period..       --         --        (972)         --        (972)
Graham Stock Issuances                      1        143          --          --         144
Net income for the period (Note 3)..       --         --          --         281         281
                                     --------   --------   ---------   ---------   ---------
BALANCE AT DECEMBER 31, 1994........ $    459   $182,223   $  (1,241)  $(132,534)  $  48,907
                                     ========   ========   =========   =========   =========



THREE MONTHS ENDED DECEMBER 31, 1993            Capital in
                                                excess of
                                                par value  Cumulative   Retained
                                      Common    of Common  Translation  earnings
(In thousands)                         Stock      Stock    Adjustment   (deficit)     Total
------------------------------------  -------   ---------  -----------  --------   ---------
BALANCE AT SEPTEMBER 30, 1993 ...... $    406   $ 163,209  $  (4,744)  $(145,072)  $  13,799
Exercise of stock options ..........        2         300         --          --         302
Shares issued for purchases under
  the Employee Stock Purchase Plan..        1         256         --          --         257
Preferred stock dividends ..........       --          --         --        (516)       (516)
Accretion of redeemable preferred
  stock discount ...................       --          --         --         (24)        (24)
Translation adjustments for period..       --          --        192          --         192
Net income for the period (Note 3)..       --          --         --       9,401       9,401
                                     --------   --------   ---------   ---------   ---------
BALANCE AT DECEMBER 31, 1993........ $    409   $ 163,765  $  (4,552)  $(136,211)  $  23,411
                                     ========   =========  =========   =========   =========





                   See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ANACOMP, INC. AND SUBSIDIARIES


1. The condensed consolidated financial statements included herein have been prepared by Anacomp, Inc. ("Anacomp" or the "Company") and its wholly-owned subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report to Stockholders and its Report on Form 10-K as of September 30, 1994, updated by the Company in its Registration Statement on Form S-3, File No.33-57391 as amended on March 27, 1995.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Consolidation


    The condensed consolidated financial statements include the accounts of Anacomp, Inc. and its wholly-owned subsidiaries. Material intercompany transactions have been eliminated.

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

    Revenue Recognition

    Revenues from sales of products and services or from lease of equipment under sales-type leases are recorded based on shipment of products or performance of services. Under sales-type leases, the present value of all payments due under the lease contracts is recorded as revenue, cost of sales is charged with the book value of the equipment plus installation costs, and future interest income is deferred and recognized over the lease term. Revenue from maintenance contracts is recognized in earnings on a pro rata basis over the period of the agreement.

    Inventories

    Inventories are stated at the lower of cost or market, cost being determined by methods approximating the first-in, first-out basis.

    The cost of the inventories is distributed as follows:

                                                   Dec. 31,   Sept. 30,
        (In thousands)                               1994        1994
        ---------------------------------------------------------------
        Finished goods .....................      $ 40,987    $ 41,661
        Work in process ....................         7,551       5,903
        Raw materials and supplies .........        18,154      15,811
                                                  --------    --------
                                                  $ 66,692    $ 63,375
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

    Intangibles

    Excess of purchase price over net assets of businesses acquired ("goodwill") is amortized on the straight-line method over 15 to 40 years. Subsequent to acquisitions, the Company continually evaluates whether later events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill remains appropriate or the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related products undiscounted operating income over the remaining life of goodwill in measuring whether goodwill is recoverable. If it is determined that impairment has occurred, the appropriate charge to income will be recorded. Other intangibles represent the purchase of the rights to provide microfilm or maintenance services to certain customers and are being amortized on a straight-line basis over 10 years.

    Sale/Leaseback Transactions

    Anacomp enters into sale/leaseback transactions relating to COM systems installed in the Company's data service centers. Part of the proceeds were treated as fixed asset sales and the remainder as sales of equipment. Revenues of $3.5 million and $750,000 were recorded in the three months ended December 31, 1994 and 1993 respectively. All profits are deferred and are being recognized over the applicable leaseback periods.

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

3. The Company has restated its financial statements for the three months ended December 31, 1994 and 1993 to recognize revenues for COM systems warehoused for certain customers in the periods the units are shipped. The impact of this restatement resulted in a decrease in revenues of $5.4 million and $1.8 million, and a decrease in net income of $1.2 million and $500,000 for the three months ended December 31, 1994 and 1993, respectively. In addition, the Company has reclassified accreted interest on unfavorable lease reserves from discontinued operations to interest expense in all periods presented.

4. Income tax expense is reported during interim periods using an estimated annual effective tax rate for the the taxable jurisdictions in which the Company operates.

    At December 31, 1994 the Company had U.S. federal net operating loss carryforwards ("NOL's") of approximately $200 million available to offset future taxable income. These NOL's expire commencing in 1996.

5. The computation of earnings (loss) per common and common equivalent share is based upon the weighted average number of common shares outstanding during the periods plus (in the periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from stock options and exercise of warrants.

    The fully diluted per share computation reflects the effect of common shares contingently issuable upon the exercise of warrants in periods in which such exercise would cause dilution. Fully diluted earnings (loss) per share also reflect additional dilution related to stock options due to the use of the market price at the end of the period, when higher than the average price for the period.

    Fully diluted earnings (loss) per share are the same as primary earnings per share for the periods presented.

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

7. On January 23, 1995, as amended on March 1, 1995 and March 27, 1995, the Company filed a Registration Statement with the Securities and Exchange Commission relating to a proposed public offering of $225 million of Senior Secured Notes due 2002 (the "Notes"). The Registration Statement relating to these securities was filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the Registration Statement becomes effective and the offering will only be made pursuant to a prospectus.

    The net proceeds will be used to retire approximately $203.4 million of Anacomp's indebtedness and to pay expenses related thereto. The remainder of the net proceeds, approximately $1.7 million, will be retained by the Company for general corporate purposes.

    The estimated sources and uses of the funds are as follows:

    (In thousands)
    --------------
    Sources:
        Senior Secured Notes due 2002  . . . . . . . . .   $225,000
    Uses:                                                  ========
        Revolving Loan due 1995  . . . . . . . . . . . .   $ 32,000
        Multicurrency Revolving Loan due 1995  . . . . .     29,800
        Term Loans due 1996  . . . . . . . . . . . . . .     17,600
        12.25% Series B Senior Notes due 1997  . . . . .     64,900
        15% Senior Subordinated Notes due 2000 . . . . .     51,800
        9% Convertible Subordinated Debentures
          due January 15, 1996 . . . . . . . . . . . . .     10,500
        Graham Note payable at 10% due July 15, 1997 . .      3,500
        Refinancing Fees and Expenses  . . . . . . . . .     13,200
        General Corporate Purposes . . . . . . . . . . .      1,700
                                                           --------
           Total . . . . . . . . . . . . . . . . . . . .   $225,000
                                                           ========


    In connection with the Refinancing, the Company solicited Consents (the "Consent Solicitation") from holders of its 15% Subordinated Notes in order to modify certain provisions of the Subordinated Indenture necessary to permit, among other things, the Refinancing. As required by the Subordinated Indenture, the Company received Consents from holders of at least 66-2/3% of the outstanding principal amount of the 15% Subordinated Notes. In connection with the Consent Solicitation, the Company will pay a fee equal to $20 for each $1,000 fully accreted value of 15% Subordinated Notes for which a Consent has been accepted by the Company. On March 13, 1995, the Consent Solicitation expired and the Company and the trustee for the 15% Subordinated Notes executed an amendment and restatement of the Subordinated Indenture that gives effect to the amendments that are the subject of the Consents. The application of such amendment and restatement of the Subordinated Indenture will be conditioned upon the closing of the Refinancing.

    In connection with the Consent Solicitation, on February 28, 1995 the Company commenced an offer to purchase up to $50 million fully accreted value of the 15% Subordinated Notes at a price of $1,035 per each $1,000 fully accreted value plus accrued interest.

    The Company expects to incur approximately $13.2 million of costs in connection with the offering, including consent fees paid to holders of the 15% Notes, which amounts will be capitalized and amortized over the term of the related notes.

    Also in connection with the offering, the Company will write-off approximately $5.3 million of previously deferred debt issuance costs, and $1.2 million of original issue discount on the 15% Senior Subordinated Notes, pay $2.8 million of consent fees and premium for the tendered 15% Senior Subordinated Notes, and pay approximately $5 million of "make-whole" payments to the Series B Senior Note holders. These costs will be reflected in Anacomp's income statement as an extraordinary loss in the period the related debt is extinguished with the proceeds from the Notes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

General

Total revenues for the three months ended December 31, 1994 increased $14.9 million over the same period of the prior year. The increase is largely the result of contributions from two acquisitions made in fiscal 1994: approximately $13.2 million from the Graham Magnetics acquisition which was completed in May 1994, and $2.7 million from the acquisition of the COM services customer base of 14 data service centers of National Business Systems, Inc. ("NBS"), which was effective January 3, 1994.

Costs of services provided as a percent of services revenue were 69% in the first quarter of fiscal 1995, compared to 68% in the first quarter of fiscal 1994. Costs of equipment and supplies sold as a percent of equipment and supplies sales were 74% in the first quarter of fiscal 1995 compared to 71% in the first quarter of fiscal 1994. The increase is primarily due to the relatively greater proportion of magnetic sales in the current period as a result of the Graham Magnetics acquisition and the lower average gross margins on such sales.

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

Products and Services

COM systems revenues increased $1.3 million with the sale or operating lease of 47 systems to third party users in the first quarter of fiscal 1995, compared to 43 systems in the first quarter of fiscal 1994. Also included in COM systems revenues is $3.5 million of sales of equipment for Anacomp data centers under sale and leaseback arrangements in the current period compared to $750,000 in the same period of the prior year. Operating margins as a percent of revenue were essentially unchanged compared to the first quarter of fiscal 1994, excluding the effect of the sale and leaseback revenues for which all profits are deferred and recognized over the leaseback period.

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

Micrographics services revenues increased 5% in the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994 on an 18% increase in volume, 13% of which is attributable to the NBS acquisition. COM service revenues were adversely affected by a decline in average selling prices. Operating margins as a percent of revenue decreased 3% as the reduction in selling prices exceeded reductions in production costs.

Maintenance services revenues decreased 6% in part due to reduced pricing to a major customer. Operating margins as a percent of revenue improved slightly.

Magnetics revenues increased $2.6 million, or 14%, in the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994, in addition to the $13.2 million contribution from the acquisition of Graham Magnetics. The increase was due in part to increased sales of diskette media, or "cookies". Magnetics operating margins as a percent of revenue improved 4% in the first quarter compared to the same period of the prior year, due in part to operating efficiencies resulting from the Graham acquisition.


Liquidity and Capital Resources

On January 23, 1995, as amended on March 1, 1995 and March 27, 1995, Anacomp filed a Registration Statement with the Securities and Exchange Commission to register $225 million of Senior Secured Notes due 2002 (the "Notes"). Salomon Brothers Inc will be lead manager and Smith Barney Inc. will be co-manager of the offering.

The net proceeds from the offering will be used to retire $203.4 million of debt including $50 million of fully accreted value of the 15% Senior Subordinated Notes (the "15% Notes"), and the revolving credit facilities which mature in October, 1995. The Company expects to incur approximately $13.2 million of costs in connection with the offering, including consent fees paid to holders of the 15% Notes, which amounts will be capitalized and amortized over the term of the related notes.

Also in connection with the offering, the Company will write-off approximately $5.3 million of previously deferred debt issuance costs and $1.2 million of original issue discount on the 15% Notes, pay $2.8 million of consent fees and premium for the tendered 15% Notes, and pay approximately $5 million of "make-whole" payments to the Series B Senior Note holders. These costs will be reflected in Anacomp's income statement as an extraordinary loss in the period the related debt is extinguished with the proceeds from the Notes.

In connection with the Refinancing, the Company solicited Consents (the "Consent Solicitation") from holders of its 15% Notes in order to modify certain provisions of the Subordinated Indenture necessary to permit, among other things, the Refinancing. As required by the Subordinated Indenture, the Company received Consents from holders of at least 66-2/3% of the outstanding principal amount of the 15% Notes. In connection with the Consent Solicitation, the Company will pay a fee equal to $20 for each $1,000 fully accreted value of 15% Notes for which a Consent has been accepted by the Company. On March 13, 1995, the Consent Solicitation expired and the Company and the trustee for the 15% Notes executed an amendment and restatement of the Subordinated Indenture that gives effect to the amendments that are the subject of the Consents. The application of such amendment and restatement of the Subordinated Indenture will be conditioned upon the closing of the Refinancing.

In connection with the Consent Solicitation, on February 28, 1995 the Company commenced an offer to purchase up to $50 million fully accreted value of the 15% Notes at a price of $1,035 per each $1,000 fully accreted value plus accrued interest.

During the first quarter, Anacomp repaid $33.7 million of Term, Series A and Series B long-term debt with proceeds from sale and leaseback transactions of data service center equipment ($13.0 million), drawdowns on the revolving credit lines ($18.1 million), and available cash reserves ($2.6 million).

Anacomp's working capital at December 31, 1994, excluding the current portion of long-term debt which is intended to be refinanced as discussed above, amounted to $42.2 million compared to $51.0 million at September 30, 1994. As disclosed in the Consolidated Statements of Cash Flows, net cash used in operating activities increased to $8.7 million for the first quarter compared to $1.3 million in the comparable prior period, as increased sales in the current year resulted in relatively higher levels of accounts receivable. Net cash provided by investing activities increased to $10.7 million in the current quarter, compared to $1.4 million in the comparable prior period, primarily as a result of the sale and leaseback of data service center equipment. Net cash used in financing activities increased as a result of the debt paydowns described above.

If the proposed Notes offering is not completed, the Company intends to generate additional liquidity through alternative debt offerings, equity offerings, or conversion of existing assets to cash. The Company believes that such sources, along with operating cash flow, will adequately fund operations, debt service, and planned capital expenditures over the next 12 months.

                         ANACOMP, INC. AND SUBSIDIARIES

                          PART II:  OTHER INFORMATION


                                                                     PAGE NUMBER

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (11)  Computation of Earnings (Loss) per Common Share.         16

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



ANACOMP, INC.




   /s/ Donald L. Viles
------------------------
Donald L. Viles
Vice President and
Chief Accounting Officer



Dated this 27th day of March, 1995.