Form 10-Q/A
ANACOMP INC
filed 1995-03-27
CIK 6260

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 Form 10-Q/A

                                AMENDMENT NO.1

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the period ended December 31, 1993
                                         -----------------
                                      OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from          to
                                                 --------    --------

                        Commission File Number 1-8328


                                ANACOMP, INC.


                         Indiana           35-1144230
                         11550 North Meridian Street
                            Post Office Box 40888
                         Indianapolis, Indiana  46240


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

                         ANACOMP, INC. AND SUBSIDIARIES



                                     Index


PART I.     FINANCIAL INFORMATION                                      Page No.
Item 1.     Financial Statements:

              Consolidated Balance Sheets
              December 31, 1993 and September 30, 1993 ................     2

              Consolidated Statements of Operations
              Three Months Ended December 31, 1993 and 1992............     3

              Consolidated Statements of Cash Flows
              Three Months Ended December 31, 1993 and 1992............     4

              Consolidated Statements of Stockholders' Equity
              Three Months Ended December 31, 1993 and 1992............     5

              Notes to Consolidated Financial Statements...............     6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations .............     9


PART II.    OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K...........................    10



SIGNATURES ............................................................    11

CONSOLIDATED BALANCE SHEETS (Unaudited)
Anacomp, Inc., and Subsidiaries

(Dollars in thousands,                                          Dec. 31,   Sept. 30,
 except per share amounts)                                        1993        1993
------------------------------------------------------------------------------------
ASSETS                                                          (Note 3)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . .  $ 27,897    $ 24,922
  Accounts and notes receivable, less allowances for
   doubtful accounts of $3,885 and $4,245, respectively . . .    93,699     109,251
  Current portion of long-term receivables  . . . . . . . . .    16,174       7,489
  Inventories . . . . . . . . . . . . . . . . . . . . . . . .    57,599      69,192
  Prepaid expenses and other  . . . . . . . . . . . . . . . .     9,965       7,157
                                                               --------    --------
Total current assets  . . . . . . . . . . . . . . . . . . . .   205,334     218,011
                                                               --------    --------
Property and equipment, at cost less
 accumulated depreciation and amortization  . . . . . . . . .    59,228      66,399
Long-term receivables, net of current portion . . . . . . . .    19,704      17,619
Excess of purchase price over net assets of businesses
 acquired and other intangibles, net. . . . . . . . . . . . .   268,804     296,426
Deferred tax benefit of net operating losses, net of
  valuation allowance of $60,000  . . . . . . . . . . . . . .    35,000          --
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .    48,276      45,093
                                                               --------    --------
                                                               $636,346    $643,548
                                                               ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . .  $ 36,850    $ 34,355
  Accounts payable  . . . . . . . . . . . . . . . . . . . . .    61,764      67,246
  Accrued compensation, benefits and withholdings . . . . . .    12,997      16,452
  Accrued income taxes  . . . . . . . . . . . . . . . . . . .    12,606      11,502
  Accrued interest. . . . . . . . . . . . . . . . . . . . . .    12,991      20,089
  Other accrued liabilities . . . . . . . . . . . . . . . . .    33,465      37,438
                                                               --------    --------
Total current liabilities . . . . . . . . . . . . . . . . . .   170,673     187,082
                                                               --------    --------
Long-term debt, net of current portion. . . . . . . . . . . .   405,230     404,738
Other noncurrent liabilities. . . . . . . . . . . . . . . . .    12,625      13,546
                                                               --------    --------
Total noncurrent liabilities. . . . . . . . . . . . . . . . .   417,855     418,284
                                                               --------    --------
Redeemable preferred stock, $.01 par value,
 issued and outstanding 500,000 shares
 (aggregate preference value of $25,000). . . . . . . . . . .    24,407      24,383
                                                               --------    --------
Stockholders' equity:
  Common stock, $.01 par value, authorized 100,000,000
   shares, 40,863,097 and 40,629,524 issued, respectively . .       409         406
  Capital in excess of par value of common stock  . . . . . .   163,765     163,209
  Cumulative translation adjustment . . . . . . . . . . . . .    (4,552)     (4,744)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . .  (136,211)   (145,072)
                                                               --------    --------
Total stockholders' equity. . . . . . . . . . . . . . . . . .    23,411      13,799
                                                               --------    --------
                                                               $636,346    $643,548
                                                               ========    ========



                   See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Anacomp, Inc., and Subsidiaries

                                                              Three months ended
(Dollars in thousands,                                             December 31,
                                                             --------------------
 except per share amounts)                                       1993        1992
---------------------------------------------------------------------------------
                                                             (Note 3)

Revenues:
  Services provided . . . . . . . . . . . . . . . . . . . .  $ 54,424     $ 52,941
  Equipment and supply sales  . . . . . . . . . . . . . . .    82,525       88,211
                                                             --------     --------
                                                              136,949      141,152
                                                             --------     --------
Operating costs and expenses:
  Costs of services provided  . . . . . . . . . . . . . . .    37,274       36,628
  Costs of equipment and supplies sold. . . . . . . . . . .    58,338       62,485
  Selling, general and administrative expenses  . . . . . .    21,757       21,874
                                                             --------     --------
                                                              117,369      120,987
                                                             --------     --------
Income before interest, other income,
  income taxes, extraordinary credit, and
  cumulative effect of accounting change  . . . . . . . . .    19,580       20,165
                                                             --------     --------
Interest income . . . . . . . . . . . . . . . . . . . . . .       777          609
Interest expense and fee amortization . . . . . . . . . . .   (17,086)     (17,289)
Other income (expense). . . . . . . . . . . . . . . . . . .      (270)        (958)
                                                             --------     --------
                                                              (16,579)     (17,638)
                                                             --------     --------
Income before income taxes, extraordinary credit, and
  cumulative effect of accounting change. . . . . . . . . .     3,001        2,527
Provision for income taxes  . . . . . . . . . . . . . . . .     1,600        1,215
                                                             --------     --------
Income before extraordinary credit and
  cumulative effect of accounting change  . . . . . . . . .     1,401        1,312

Extraordinary credit resulting from utilization
  of tax loss carryforwards . . . . . . . . . . . . . . . .        --          700
Cumulative effect on prior years of a change in
  accounting for income taxes . . . . . . . . . . . . . . .     8,000           --
                                                             --------     --------

Net income. . . . . . . . . . . . . . . . . . . . . . . . .     9,401        2,012
Preferred stock dividends and discount accretion  . . . . .       540          540
                                                             --------     --------
Net income available to common stockholders . . . . . . . .  $  8,861     $  1,472
                                                             ========     ========
Earnings per common and common equivalent share:
  Income from operations (net of preferred
    stock dividends and discount accretion) . . . . . . . .  $    .02     $    .02
  Extraordinary credit  . . . . . . . . . . . . . . . . . .        --          .02
  Cumulative effect on prior years of a change in
    accounting for income taxes . . . . . . . . . . . . . .       .18           --
  Net income. . . . . . . . . . . . . . . . . . . . . . . .  $    .20     $    .04
                                                             ========     ========





                   See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



Anacomp, Inc., and Subsidiaries

                                                                   Three months ended
                                                                      December 31,
                                                                   ------------------
(Dollars in thousands)                                              1993       1992
-------------------------------------------------------------------------------------
                                                                    (Note 3)

Cash flows from operating activities:
  Net income....................................................   $  9,401  $  2,012
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Cumulative effect of a change in accounting for income taxes     (8,000)       --
    Depreciation and amortization...............................      9,278     9,478
    Provision (benefit) for losses on accounts receivable.......         --      (365)
    Loss on disposition of assets...............................         69         4
    Change in assets and liabilities, net of acquisitions:
      Decrease in accounts and long-term receivables............     12,879    10,980
      Increase in inventories and prepaid expenses..............       (220)   (2,027)
      Increase in other assets..................................     (3,485)   (3,113)
      Decrease in accounts payable and accrued expenses.........    (20,297)  (25,199)
      Decrease in other noncurrent liabilities..................       (921)     (421)
                                                                   --------  --------
        Net cash used in operating activities...................     (1,296)   (8,651)
                                                                   --------  --------
Cash flows from investing activities:
  Proceeds from sale of assets..................................      7,018     8,094
  Purchases of property, plant and equipment....................     (3,039)   (4,708)
  Payments to acquire companies and customer rights.............     (2,600)     (150)
                                                                   --------  --------
        Net cash provided by investing activities...............      1,379     3,236
                                                                   --------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock .......................        559       582
  Proceeds from revolving line of credit and
    long-term borrowings........................................     22,628    10,000
  Principal payments on long-term debt..........................    (19,771)  (29,434)
  Preferred dividends paid......................................       (516)     (516)
                                                                   --------  --------
        Net cash provided by, (used in) financing activities....      2,900   (19,368)
                                                                   --------  --------
Effect of exchange rate changes on cash.........................         (8)    1,788
                                                                   --------  --------
Increase (decrease) in cash and cash equivalents................      2,975   (22,995)

Cash and cash equivalents at beginning of period................     24,922    29,881
                                                                   --------  --------
Cash and cash equivalents at end of period......................   $ 27,897  $  6,886
                                                                   ========  ========
Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest......................................................   $ 21,775  $ 22,154
  Income taxes..................................................   $    460  $    442





                See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
Anacomp, Inc., and Subsidiaries



THREE MONTHS ENDED DECEMBER 31, 1993            Capital in
                                                excess of
                                                par value  Cumulative   Retained
                                      Common    of Common  Translation  earnings
(In thousands)                         Stock      Stock    Adjustment   (deficit)     Total
------------------------------------ --------   ---------  -----------  ---------  ----------
BALANCE AT SEPTEMBER 30, 1993 ...... $    406   $ 163,209  $  (4,744)  $(145,072)  $  13,799
Exercise of stock options ..........        2         300         --          --         302
Shares issued for purchases under
  the Employee Stock Purchase Plan..        1         256         --          --         257
Preferred stock dividends ..........       --          --         --        (516)       (516)
Accretion of redeemable preferred
  stock discount ...................       --          --         --         (24)        (24)
Translation adjustments for period .       --          --        192          --         192
Net income for the period (Note 3)..       --          --         --       9,401       9,401
                                     --------   ---------  ---------   ---------   ---------
BALANCE AT DECEMBER 31, 1993........ $    409   $ 163,765  $  (4,552)  $(136,211)  $  23,411
                                     ========   =========  =========   =========   =========


THREE MONTHS ENDED DECEMBER 31, 1992            Capital in
                                                excess of
                                                par value  Cumulative   Retained
                                      Common    of Common  Translation  earnings
(In thousands)                         Stock      Stock    Adjustment   (deficit)     Total
------------------------------------ --------   ---------  -----------  ---------  ----------
BALANCE AT SEPTEMBER 30, 1992 ...... $    397   $161,198   $   8,200   $(161,505)  $   8,290
Exercise of stock options ..........        1        216          --          --         217
Shares issued for purchases under
  the Employee Stock Purchase Plan..        1        360          --          --         361
Preferred stock dividends ..........       --         --          --        (516)       (516)
Accretion of redeemable preferred
  stock discount ...................       --         --          --         (24)        (24)
Translation adjustments for period .       --         --      (9,253)         --      (9,253)
Net income for the period ..........       --         --          --       2,012       2,012
                                     --------   --------   ---------   ---------   ---------
BALANCE AT DECEMBER 31, 1992........ $    399   $161,774   $  (1,053)  $(160,033)  $   1,087
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

2. Inventories are stated at the lower of cost or market, cost being determined by methods approximating the first-in, first-out basis.

    The cost of inventories is distributed as follows:

                                                     Dec. 31,    Sept. 30,
        (In thousands)                                1993          1993
        ------------------------------------------------------------------
        Finished goods . . . . . . . . . . . . . . . $ 34,081    $ 38,289
        Work in process. . . . . . . . . . . . . . .    6,083       7,105
        Raw materials and supplies . . . . . . . . .   17,435      23,798
                                                     --------    --------
                                                     $ 57,599    $ 69,192
                                                     ========    ========

3. The Company has restated its financial statements for the three months ended December 31, 1993 to recognize revenues for COM systems warehoused for certain customers in the periods the units are shipped. The impact of this restatement resulted in a decrease in revenues of $1.8 million, and a decrease in net income $500,000 for the three months ended December 31, 1993. The restatement had no impact on the prior period. In addition, the Company has reclassified accreted interest on unfavorable lease reserves from discontinued operations to interest expense in all periods presented.

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

    The components of deferred tax assets and liabilities at October 1, 1993 are as follows:

    Net Deferred Tax Asset (In thousands)
    ----------------------
    Tax effects of future tax deductible
      differences related to:
      Inventory reserves.......................       $  2,900
      Depreciation.............................          1,400
      Building reserves........................          7,400
      EPA reserve..............................          3,400
      Sale/leaseback of assets.................          1,800
      Other net deductible differences.........          4,300

    Tax effects of future taxable differences
      related to:
      Leases...................................         (4,600)
      Capitalized software.....................         (4,600)
                                                      --------
    Net tax effects of future differences......         12,000
                                                      --------
    Tax effects of carryforward benefits:
      Federal net operating loss carryforwards.         80,000
      Federal general business tax credits.....          3,000
                                                      --------
    Tax effects of carryforwards...............         83,000
                                                      --------
    Tax effects of future differences
      and carryforwards........................         95,000
    Less valuation allowance...................        (60,000)
                                                      --------
    Net deferred tax asset.....................       $ 35,000
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

    The adoption of FAS 109 reduced goodwill amortization expense by $188 thousand during the three month period ended December 31, 1993. Accordingly, income from continuing operations and net income were increased by the same amount. There was no effect on earnings per common and common equivalent share.

    If FAS 109 had been adopted beginning October 1, 1992, the following proforma results would have been reported for the three month period ended (In thousands) except per share amounts:

                                                 Dec. 31         Dec. 31
                                                   1993            1992
                                                 -------         -------
    Income from operations.....................  $  1,401        $  1,500
    Net Income.................................     1,401           9,500
    Earnings per common and common
      equivalent share.........................       .02             .21

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Total revenues for the first quarter of fiscal year 1994 declined $4.2 million compared to the first quarter of fiscal year 1993, in part due to a foreign exchange translation impact of approximately $2 million. Micrographics service and maintenance service revenues were each up 3%. Micrographic supplies revenues were off $6.8 million, or 13% principally due to decreased duplicate film and reader printer sales in the OEM channels.

Service revenues generated a gross profit margin of 32% in the first quarter up from 31% in the prior year first quarter. Equipment and supply sales generated a gross profit margin of 29% in both years. The improved service margins resulted largely from the cost reduction efforts launched in the third quarter of fiscal year 1993.

Selling, general, and administrative expenses amounted to 16% of total revenues in both periods.

The first quarter financial statements reflect the Company's adoption of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", as discussed in Note 4 to the Consolidated Financial Statements. The December 31, 1993 Balance Sheet includes a $35.0 million deferred tax asset and the Consolidated Statements of Operations include an $8.0 million one time adjustment reflecting the cumulative effect on prior years.

LIQUIDITY AND CAPITAL RESOURCES

Working capital amounted to $34.7 million at December 31, 1993 compared to $30.9 million at September 30, 1993. As disclosed in the Consolidated Statements of Cash Flows, net cash used in operating activities improved $7.4 in the first quarter of fiscal year 1994 compared to the first quarter of fiscal 1993, primarily due to reductions in working capital. Net cash used in financing activities was reduced $22.3 million dollars reflecting lower paydowns on the Company's revolving line of credit and resulting in the year to year increase in cash balances of $21.0 million. The Company believes that operating cash flow in 1994 will be sufficient to meet cash requirements for capital expenditures, debt repayments, and other obligations.

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