Form 10-Q/A
ANACOMP INC
filed 1995-03-27
CIK 6260

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-Q/A

                                AMENDMENT NO.1

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended June 30, 1994
                                           -------------

                                      OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from          to
                                                 ---------   ---------

                        Commission File Number 1-8328


                                ANACOMP, INC.


                         Indiana           35-1144230
                         11550 North Meridian Street
                            Post Office Box 40888
                         Indianapolis, Indiana  46240


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


                           YES    X      NO
                                ------      ------

The number of shares outstanding of the Common Stock of the registrant on June 30, 1994 the close of the period covered by this report, was 45,662,954.

                         ANACOMP, INC. AND SUBSIDIARIES



                                     Index


PART I.  FINANCIAL INFORMATION

                                                                       Page No.
                                                                       --------
Item 1.  Financial Statements:
           Consolidated Balance Sheets
           June 30, 1994 and September 30, 1993.......................      2

           Consolidated Statements of Operations Three Months and
           Nine Months Ended June 30, 1994 and 1993 ..................      3

           Consolidated Statements of Cash Flows
           Nine Months Ended June 30, 1994 and 1993 ..................      4

           Consolidated Statements of Stockholders' Equity
           Nine Months Ended June 30, 1994 and 1993 ..................      6

           Notes to Consolidated Financial Statements.................      7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ...............     11


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.............................     12


SIGNATURES ...........................................................     13

CONSOLIDATED BALANCE SHEETS (Unaudited)
Anacomp, Inc., and Subsidiaries

(Dollars in thousands,                                       June 30,   Sept. 30,
 except per share amounts)                                     1994        1993
-----------------------------------------------------------------------------------
ASSETS                                                             (Note 2)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . $ 11,947   $ 24,922
  Accounts and notes receivable, less allowances for
   doubtful accounts of $3,474 and $4,245, respectively . . .  116,890    109,251
  Current portion of long-term receivables  . . . . . . . . .   13,186      7,489
  Inventories . . . . . . . . . . . . . . . . . . . . . . . .   66,879     69,192
  Prepaid expenses and other. . . . . . . . . . . . . . . . .    5,941      7,157
                                                              --------   --------
Total current assets  . . . . . . . . . . . . . . . . . . . .  214,843    218,011
                                                              --------   --------
Property and equipment, at cost less
 accumulated depreciation and amortization  . . . . . . . . .   64,842     66,399
Long-term receivables, net of current portion . . . . . . . .   18,582     17,619
Excess of purchase price over net assets of businesses
 acquired and other intangibles, net. . . . . . . . . . . . .  281,610    296,426
Deferred tax asset, net of valuation allowance of $60,000 . .   35,000         --

Other assets  . . . . . . . . . . . . . . . . . . . . . . . .   49,214     45,093
                                                              --------   --------
                                                              $664,091   $643,548
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . $ 41,603   $ 34,355
  Accounts payable  . . . . . . . . . . . . . . . . . . . . .   71,399     67,246
  Accrued compensation, benefits and withholdings . . . . . .   13,557     16,452
  Accrued income taxes  . . . . . . . . . . . . . . . . . . .   16,387     11,502
  Accrued interest. . . . . . . . . . . . . . . . . . . . . .   12,027     20,089
  Other accrued liabilities . . . . . . . . . . . . . . . . .   38,658     37,438
                                                              --------   --------
Total current liabilities . . . . . . . . . . . . . . . . . .  193,631    187,082
                                                              --------   --------
Long-term debt, net of current portion. . . . . . . . . . . .  389,943    404,738
Other noncurrent liabilities. . . . . . . . . . . . . . . . .   11,040     13,546
                                                              --------   --------
Total noncurrent liabilities. . . . . . . . . . . . . . . . .  400,983    418,284
                                                              --------   --------
Redeemable preferred stock, $.01 par value,
 issued and outstanding 500,000 shares
 (aggregate preference value of $25,000) . . . . . . . . . . .  24,454     24,383
                                                              --------   --------
Stockholders' equity:
  Common stock, $.01 par value, authorized 100,000,000
   shares, 45,662,954 and 40,629,524 issued, respectively . .      456        406
  Capital in excess of par value of common stock  . . . . . .  181,558    163,209
  Cumulative translation adjustment . . . . . . . . . . . . .   (2,828)    (4,744)
  Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . (134,163)  (145,072)
                                                              --------   --------
Total stockholders' equity. . . . . . . . . . . . . . . . . .   45,023     13,799
                                                              --------   --------
                                                              $664,091   $643,548
                                                              ========   ========





                See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Anacomp, Inc. and Subsidiaries

                                                   Three months ended     Nine months ended
                                                        June 30,               June 30,
(Dollars in thousands,                             -------------------   ---------------------
 except per share amounts)                            1994       1993       1994      1993
----------------------------------------------------------------------------------------------
                                                          (Note 2)             (Note 2)
Revenues:
  Services provided . . . . . . . . . . . . . . .  $ 55,374   $ 53,392   $167,523   $159,819
  Equipment and supply sales  . . . . . . . . . .    90,207     87,017    261,576    266,026
                                                   --------   --------   --------   --------
                                                    145,581    140,409    429,099    425,845
                                                   --------   --------   --------   --------
Operating costs and expenses:
  Costs of services provided  . . . . . . . . . .    38,825     35,028    116,617    107,924
  Costs of equipment and supplies sold. . . . . .    65,812     61,695    188,151    187,507
  Selling, general and administrative expenses  .    20,339     23,171     65,746     69,424
                                                   --------   --------   --------   --------
                                                    124,976    119,894    370,514    364,855
                                                   --------   --------   --------   --------
Income before interest, other income,
  Income taxes, extraordinary credit, and
  cumulative effect of accounting change. . . . .    20,605     20,515     58,585     60,990
                                                   --------   --------   --------   --------

Interest income . . . . . . . . . . . . . . . . .       804        664      2,305      2,256
Interest expense and fee amortization . . . . . .   (16,952)   (17,676)   (50,796)   (51,863)
Other income (expense). . . . . . . . . . . . . .       228        606       (366)    (1,811)
                                                   --------   --------   --------   --------
                                                    (15,920)   (16,406)   (48,857)   (51,418)
                                                   --------   --------   --------   --------
Income before income taxes, extraordinary credit,
  and cumulative effect of accounting change. . .     4,685      4,109      9,728      9,572
Provision for income taxes  . . . . . . . . . . .     2,500      2,000      5,200      4,650
                                                   --------   --------   --------   --------
Income before extraordinary credit and
  cumulative effect of accounting change  . . . .     2,185      2,109      4,528      4,922
Extraordinary credit resulting from utilization
  of tax loss carryforwards. . . . . . . . . .  .        --      1,100         --      2,700

Cumulative effect on prior years of a change in
  accounting for income taxes . . . . . . . . . .        --         --      8,000         --
                                                   --------   --------   --------   --------
Net income  . . . . . . . . . . . . . . . . . . .     2,185      3,209     12,528      7,622
Preferred stock dividends and discount accretion.       540        540      1,619      1,619
Net income available to common stockholders . . .  $  1,645   $  2,669   $ 10,909   $  6,003
                                                   ========   ========   =========  ========

Earnings per common and common equivalent share:
  Income from operations (net of preferred stock
    dividends and discount accretion) . . . . . .  $    .03   $    .03   $    .07   $    .08
  Extraordinary credits . . . . . . . . . . . . .        --        .03         --        .06
  Cumulative effect on prior years of a change in
    accounting for income taxes . . . . . . . . .        --         --        .17         --
                                                   --------   --------   --------   --------
  Net income  . . . . . . . . . . . . . . . . . .  $    .03   $    .06   $    .24   $    .14
                                                   ========   ========   =========  ========





                See notes to consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
   Anacomp, Inc., and Subsidiaries

                                                                         Nine months ended
                                                                             June 30,
                                                                      ----------------------
   (Dollars in thousands)                                                 1994      1993
--------------------------------------------------------------------------------------------
                                                                             (Note 2)
   Cash flows from operating activities:
     Net income....................................................   $  12,528    $  7,622
     Adjustments to reconcile net income to net
      cash provided by operating activities:
       Cumulative effect of a change in accounting
        for income taxes...........................................      (8,000)         --
       Depreciation and amortization...............................      29,547      28,582
       Provision (benefit) for losses on accounts receivable.......          --        (437)
       Loss (gain) on disposition of assets........................         727        (527)
       Change in assets and liabilities
           (excluding the effects of acquisitions):
         Decrease in accounts and long-term receivables............       2,389      18,309
         Decrease (increase) in inventories and prepaid expenses...       4,510      (5,043)
         Increase in other assets..................................      (5,426)     (3,511)
         Decrease in accounts payable and accrued expenses.........     (14,318)    (17,329)
         Decrease in other noncurrent liabilities..................      (2,750)     (5,264)
                                                                      ---------    --------
           Net cash provided by operating activities...............      19,207      22,402
                                                                      ---------    --------
   Cash flows from investing activities:
     Proceeds from sale of assets..................................      11,049      11,276
     Purchases of property, plant and equipment....................     (14,001)    (18,240)
     Proceeds from notes receivable................................          --       1,343
     Payments to acquire companies and customer rights.............     (16,852)       (880)
                                                                      ---------    --------
           Net cash used in investing activities...................     (19,804)     (6,501)
                                                                      ---------    --------
   Cash flows from financing activities:
     Proceeds from issuance of common stock and warrants...........       1,198       1,907
     Proceeds from revolving line of credit and
      long-term borrowings.........................................      39,000      39,889
     Principal payments on long-term debt .........................     (51,501)    (55,672)
     Preferred dividends paid......................................      (1,547)     (1,547)
                                                                      ---------    --------
     Payments related to the issuance of debt and equity...........          --      (7,070)
                                                                      ---------    --------
           Net cash used in financing activities...................     (12,850)    (22,493)
                                                                      ---------    --------
   Effect of exchange rate changes on cash.........................         472        (595)
                                                                      ---------    --------
   Decrease in  cash and cash equivalents..........................     (12,975)     (7,187)

   Cash and cash equivalents at beginning of period................      24,922      29,881
                                                                      ---------    --------
   Cash and cash equivalents at end of period......................   $  11,947    $ 22,694
                                                                      =========    ========

   Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest .....................................................   $  51,416   $  52,941
     Income taxes..................................................   $   1,635   $   2,493


   Supplemental disclosure of noncash investing and financial activities:

   During 1994 and 1993, the Company acquired companies and rights to provide future services. In conjunction with these acquisitions, the purchase price consisted of the following:

                                                                   Nine months ended June 30
                                                                   -------------------------
   (Dollars in thousands)                                               1994        1993
--------------------------------------------------------------------------------------------
   Cash paid ......................................................   $  16,852   $     880
   Notes payable issued............................................       4,240         350
   Stock issued....................................................      17,201          --
                                                                      ---------   ---------
   Total fair value of acquisitions................................   $  38,293   $   1,230
                                                                      =========   =========





                See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
Anacomp, Inc., and Subsidiaries


NINE MONTHS ENDED JUNE 30, 1994
                                                Capital in
                                                excess of
                                                par value  Cumulative   Retained
                                       Common   of Common  Translation  earnings
(In thousands)                         Stock      Stock    Adjustment   (deficit)    Total
------------------------------------ --------   ---------  ----------- ----------  ---------
BALANCE AT SEPTEMBER 30, 1993 .....  $   406    $163,209   $ (4,744)   $(145,072)  $  13,799
Exercise of stock options .........        3         545         --           --         548
Shares issued for purchases under the
  Employee Stock Purchase Plan.....        2         648         --           --         650
Preferred stock dividends .........       --          --         --       (1,547)     (1,547)
Accretion of redeemable preferred
  stock discount ..................       --          --         --          (72)        (72)
Translation adjustments for period.       --          --      1,916           --       1,916
NBS Stock Issuance.................       20       7,380         --           --       7,400
Graham Stock Issuance..............       25       9,776         --           --       9,801
Net income for the period (Note 2).       --          --         --       12,528      12,528
                                     -------    --------   --------    ---------   ---------
BALANCE AT JUNE 30, 1994...........  $   456    $181,558   $ (2,828)   $(134,163)  $  45,023
                                     -------    --------   --------    ---------   ---------




NINE MONTHS ENDED JUNE 30, 1993
                                                Capital in
                                                excess of
                                                par value  Cumulative   Retained
                                      Common    of Common  Translation  earnings
(In thousands)                         Stock      Stock    Adjustment   (deficit)     Total
------------------------------------ --------   ---------  ----------- ----------  ---------
BALANCE AT SEPTEMBER 30, 1992 .....  $   397    $161,198   $  8,200    $(161,505)  $   8,290
Exercise of stock options .........        4         897         --           --         901
Shares issued for purchases under the
  Employee Stock Purchase Plan.....        3         999         --           --       1,002
Preferred stock dividends .........       --          --         --       (1,547)     (1,547)
Accretion of redeemable preferred
  stock discount ..................       --          --         --          (72)        (72)
Translation adjustments for period.       --          --    (11,961)          --     (11,961)
Other..............................       --       ( 239)        --           --        (239)
Net income for the period .........       --          --         --        7,622       7,622
                                     -------    --------   --------    ---------   ---------
BALANCE AT JUNE 30, 1993 ..........  $   404    $162,855   $ (3,761)   $(155,502)  $   3,996
                                     =======    ========   ========    =========   =========


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

2. The Company has restated its financial statements for the three and nine months ended June 30, 1994 to recognize revenues for COM systems warehoused for certain customers in the periods the units are shipped. The impact of this restatement resulted in an increase in revenues and net income of $458,000 and $125,000, respectively for the three month period ended June 30, 1994, and a decrease in revenue and net income of $1.1 million and $290,000, respectively for the nine month period ended June 30, 1994. The restatement had no impact on prior periods. In addition, the Company has reclassified accreted interest on unfavorable lease reserves from discontinued operations to interest expense for all periods presented.

3. Inventories are stated at the lower of cost or market, cost being determined by methods approximating the first-in, first-out basis.

    The cost of inventories is distributed as follows:

                                                 Jun. 30,     Sept. 30,
           (In thousands)                          1994          1993
           ------------------------------------------------------------
           Finished goods . . . . . . . . .     $ 45,380      $ 38,289
           Work in process. . . . . . . . .        6,919         7,105
           Raw materials and supplies . . .       14,580        23,798
                                                --------      --------
                                                $ 66,879      $ 69,192
                                                ========      ========

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

    FAS 109 was adopted in the first quarter of fiscal 1994. The Company recorded a deferred tax asset of $95 million representing the tax effect of federal and state tax NOLs and tax credits. The Company also recorded a valuation allowance of $60 million reducing the deferred tax asset to a net $35 million.
                                      -7-

    Recognition of the deferred tax asset and valuation allowance at October 1, 1993 caused adjustments to the following financial statement components:

                                                 Capital    Accrued
                             Net                in excess    Income
    (In thousands)         Income   Goodwill   of par value   Taxes     Total
    ------------------     ------   --------   ------------  -------   -------
    Deferred tax asset     $8,000   $66,000       $6,000     $15,000   $95,000
    Valuation allowance        --   (39,000)      (6,000)    (15,000)  (60,000)
                           ------   -------       ------     -------   -------
    Net deferred tax asset $8,000   $27,000       $   --     $    --   $35,000
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

    The components of deferred tax assets and liabilities at October 1, 1993 are as follows:

    Net Deferred Tax Asset (In thousands)

    Tax effects of future tax deductible
      differences related to:
      Inventory reserves.............................     $  2,900
      Depreciation...................................        1,400
      Building reserves..............................        7,400
      EPA reserve....................................        3,400
      Sale/leaseback of assets.......................        1,800
      Other net deductible differences...............        4,300

    Tax effects of future taxable differences
      related to:
      Leases.........................................       (4,600)
      Capitalized software...........................       (4,600)
                                                          --------
    Net tax effects of future differences............       12,000
                                                          --------
    Tax effects of carryforward benefits:
      Federal net operating loss carryforwards.......       80,000
      Federal general business tax credits...........        3,000
                                                          --------
    Tax effects of carryforwards.....................       83,000
                                                          --------
    Tax effects of future differences
      and carryforwards..............................       95,000
    Less valuation allowance.........................      (60,000)
                                                          --------
    Net deferred tax asset...........................     $ 35,000
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

    In addition to the cumulative effect adjustment on the statement of operations, the adoption of FAS 109 reduced goodwill amortization expense by $188,000 and $554,000 during the three-month and nine-month periods ended June 30, 1994, respectively. Accordingly, income from continuing operations and net income increased by the same amounts, respectively. There was no effect on earnings per common and common equivalent share.

    If FAS 109 had been adopted beginning October 1, 1992, the following proforma results would have been reported for the periods ended (In thousands except per share amounts):

                                           Three Months        Nine Months
                                           Ended June 30      Ended June 30
                                         ----------------    ---------------
                                           1994   1993         1994     1993
-------------------------------------------------------------------------------
    Income from operations.............. $2,185   $2,297     $4,528  $ 5,486
    Net Income..........................  2,185    2,297      4,528   20,386
    Earnings per common and common
      equivalent share..................    .03      .04        .06      .44

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
                                                               -------
                                                               $15,204
                                                               =======

7. Effective May 4, 1994, the Company purchased Graham Acquisition Corporation ("Graham Magnetics"). Graham Magnetics manufactures and distributes 3480 computer tape cartridges and open reel tape.





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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Total revenues for the nine months ended June 30, 1994 were $429.0 million, an increase of $3.3 million over the same period of the prior year. Micrographics service revenues were up $5.2 million, or, 6%, largely as a result of the acquisition of 14 data centers from National Business Systems (NBS) which was effective January 3, 1994. Maintenance service revenues were up 3%. Magnetic media sales were up 21% due to the acquisition of Graham Magnetics which was effective May 4, 1994 and contributed $8.9 million for the quarter. COM system sales and supply sales were down 13% and 9%, respectively, due primarily to decreased shipments in the OEM channel.

Service revenues generated a gross profit margin of 30% for the nine months, down from 32% in the same period of the prior year. The decline is due to transition expenses incurred in assimilating the data center customers acquired from NBS, as well as price competition in the COM services area. Equipment and supply sales generated a gross profit margin of 28%, compared to 30% in the prior year. The reduced margin results largely from reduced COM system and reader printer shipments and the resulting impact on manufacturing costs.

Selling, general, and administrative expenses amounted to 15% of total revenues in the current year compared to 16% in the prior period. The current period benefited from insurance settlements with regard to EPA liabilities which contributed a $2 million improvement over the prior period.

The financial statements reflect the Company's adoption of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", as discussed in Note 4 to the Consolidated Financial Statements. The June 30, 1994 Balance Sheet includes a $35 million deferred tax asset and the Consolidated Statements of Operations include a $8 million one time adjustment reflecting the cumulative effect on prior years of this accounting change.

LIQUIDITY AND CAPITAL RESOURCES

Working capital amounted to $21.2 million at June 30, 1994 compared to $30.9 million at September 30, 1993. The decrease is mainly due to improved inventory turnover ratios. As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities decreased $3 million in the first nine months of fiscal year 1994 compared to the first nine months of fiscal 1993. Net cash used in investing activities increased $13.3 million principally because of the acquisitions of Graham Magnetics and of the data centers from National Business Systems. Net cash used in financing activities was reduced $9.6 million resulting from reduced principal payments related to debt payment schedule modifications in March 1993. The Company believes that operating cash flow in 1994 will be sufficient to meet cash requirements for capital expenditures, debt repayments, and other obligations.

                         ANACOMP, INC. AND SUBSIDIARIES

                          PART II:  OTHER INFORMATION


                                                                   PAGE NUMBER

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (11)  Computation of Earnings per Common Share.                14
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