Form 10-Q
period 1995-03-31
ANACOMP INC
filed 1995-05-15
CIK 6260

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended March 31, 1995

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


                           YES    X      NO


The number of shares outstanding of the Common Stock of the registrant on March 31, 1995, the close of the period covered by this report, was 46,057,359.

                        ANACOMP, INC. AND SUBSIDIARIES



                                     Index

PART I.     FINANCIAL INFORMATION
                                                                        Page No.
Item 1.     Financial Statements:
              Condensed Consolidated Balance Sheets
              March 31, 1995 and September 30, 1994 ..................     2

              Condensed Consolidated Statements of Operations
              Three and Six Months Ended March 31, 1995 and 1994......     3

              Condensed Consolidated Statements of Cash Flows
              Six Months Ended March 31, 1995 and 1994................     4

              Condensed Consolidated Statements of Stockholders' Equity
              Six Months Ended March 31, 1995 and 1994................     5

            Notes to Condensed Consolidated Financial Statements......     6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations .............   10


PART II.    OTHER INFORMATION

Item 3.     Defaults Upon Senior Securities............................   17

Item 6.     Exhibits and Reports on Form 8-K...........................   17



SIGNATURES ............................................................   18

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Anacomp, Inc. and Subsidiaries

(Dollars in thousands,                                          Mar. 31,   Sept. 30,
 except per share amounts)                                        1995        1994
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . .  $  6,232    $ 19,871
  Accounts and notes receivable, less allowances for
   doubtful accounts of $3,402 and $3,550, respectively  . .    121,004     117,441
  Current portion of long-term receivables  . . . . . . . . .     8,409       8,021
  Inventories . . . . . . . . . . . . . . . . . . . . . . . .    68,458      63,375
  Prepaid expenses and other  . . . . . . . . . . . . . . . .    10,236       5,421
Total current assets  . . . . . . . . . . . . . . . . . . . .   214,339     214,129

Property and equipment, at cost less
 accumulated depreciation and amortization  . . . . . . . . .    56,160      66,769
Long-term receivables, net of current portion . . . . . . . .    12,067      16,383
Excess of purchase price over net assets of businesses
 acquired and other intangibles, net. . . . . . . . . . . . .   274,644     279,607
Deferred tax asset, net of valuation allowance of $57,000 . .    29,000      29,000
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .    52,810      52,751
                                                               $639,020    $658,639
                                                               ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . .  $392,128    $ 45,222
  Accounts payable  . . . . . . . . . . . . . . . . . . . . .    79,784      82,790
  Accrued compensation, benefits and withholdings . . . . . .    14,019      16,573
  Accrued income taxes  . . . . . . . . . . . . . . . . . . .    12,290       9,000
  Accrued interest. . . . . . . . . . . . . . . . . . . . . .    19,020      19,701
  Other accrued liabilities . . . . . . . . . . . . . . . . .    46,276      35,027
Total current liabilities . . . . . . . . . . . . . . . . . .   563,517     208,313

Long-term debt, net of current portion. . . . . . . . . . . .        --     366,625
Other noncurrent liabilities. . . . . . . . . . . . . . . . .     7,599       9,467
Total noncurrent liabilities. . . . . . . . . . . . . . . . .     7,599     376,092

Redeemable preferred stock, $.01 par value,
 issued and outstanding 500,000 shares
 (aggregate preference value of $25,000). . . . . . . . . . .    24,526      24,478

Stockholders' equity:
  Common stock, $.01 par value, authorized 100,000,000
   shares, 46,057,359 and 45,728,505 issued, respectively . .       461         457
  Capital in excess of par value of common stock  . . . . . .   182,502     181,843
  Cumulative translation adjustment . . . . . . . . . . . . .     1,152        (269)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . .  (140,737)   (132,275)
Total stockholders' equity. . . . . . . . . . . . . . . . . .    43,378      49,756
                                                               $639,020    $658,639
                                                               ========    ========

                   See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Anacomp, Inc. and Subsidiaries

                                                    Three months ended      Six months ended
(Dollars in thousands,                                    March 31,              March 31,
 except per share amounts)                             1995      1994       1995      1994
Revenues:
  Services provided . . . . . . . . . . . . . . .   $ 55,956  $ 57,725   $110,836   $112,149
  Equipment and supply sales  . . . . . . . . . .     95,533    88,844    192,465    171,369
                                                     151,489   146,569    303,301    283,518
Operating costs and expenses:
  Costs of services provided  . . . . . . . . . .     39,860    40,518     77,982     77,792
  Costs of equipment and supplies sold  . . . . .     71,962    64,002    143,563    122,340
  Selling, general and administrative expenses  .     26,663    23,649     50,859     45,406
                                                     138,485   128,169    272,404    245,538

Income before interest, other income,
  income taxes, and cumulative effect
  of accounting change. . . . . . . . . . . . . .     13,004    18,400     30,897     37,980

Interest income . . . . . . . . . . . . . . . . .        608       724      1,083      1,501
Interest expense and fee amortization . . . . . .    (16,051)  (16,758)   (34,000)   (33,844)
Cost of withdrawn refinancing . . . . . . . . . .     (3,000)       --     (3,000)        --
Other expense . . . . . . . . . . . . . . . . . .     (1,125)     (324)      (963)      (594)
                                                     (19,568)  (16,358)   (36,880)   (32,937)

Income (loss) before income taxes
  and cumulative effect of accounting change. . .     (6,564)    2,042     (5,983)     5,043
Provision for income taxes. . . . . . . . . . . .      1,100     1,100      1,400      2,700

Income (loss) before cumulative
 effect of accounting change. . . . . . . . . . .     (7,664)      942     (7,383)     2,343
Cumulative effect on prior years of a change in
  accounting for income taxes . . . . . . . . . .         --        --         --      8,000
Net income (loss) . . . . . . . . . . . . . . . .     (7,664)      942     (7,383)    10,343
Preferred stock dividends and discount accretion.        539       539      1,079      1,079
Net income (loss) available to common stockholders  $ (8,203) $    403   $ (8,462)  $  9,264
                                                    ========  ========   ========   ========

Earnings per common and common equivalent share:
  Income (loss) from operations (net of preferred
    stock dividends and discount accretion) . . .   $   (.18) $    .01   $   (.18)  $    .02
  Cumulative effect on prior years of a change in
    accounting for income taxes . . . . . . . . .         --        --        .--        .18

  Net income (loss) . . . . . . . . . . . . . . .   $   (.18) $    .01   $   (.18)  $    .20
                                                    ========  ========   ========   ========

                           See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Anacomp, Inc., and Subsidiaries

                                                                      Six months ended
                                                                          March 31,
(Dollars in thousands)                                               1995        1994
Cash flows from operating activities:
  Net income (loss).............................................   $ (7,383)    $ 10,343
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Cumulative effect of a change in accounting
     for income taxes...........................................         --       (8,000)
    Depreciation and amortization...............................     21,397       18,943
    Loss on disposition of assets ..............................        865          469
    Change in assets and liabilities:
      Decrease in accounts and long-term receivables............      2,778        4,303
      Decrease (increase) in inventories and prepaid expenses...     (9,352)       4,222
      Increase in other assets..................................     (7,864)      (8,897)
      Increase (decrease) in accounts payable
       and accrued expenses.....................................      3,335       (2,328)
      Decrease in other noncurrent liabilities..................     (1,868)      (1,823)
        Net cash provided by operating activities...............      1,908       17,232

Cash flows from investing activities:
  Proceeds from sale of assets..................................     14,520        9,085
  Purchases of property, plant and equipment....................     (7,631)      (8,885)
  Payments to acquire companies and customer rights.............     (1,285)     (10,350)
        Net cash provided by (used in) investing activities.....      5,604      (10,150)

Cash flows from financing activities:
  Proceeds from issuance of common stock and warrants...........        519          956
  Proceeds from revolving line of credit and
   long-term borrowings.........................................     20,000       23,000
  Principal payments on long-term debt .........................    (40,777)     (26,243)
  Preferred dividends paid......................................     (1,031)      (1,031)
        Net cash used in financing activities...................    (21,289)      (3,318)

Effect of exchange rate changes on cash.........................        138          160
Increase (decrease) in cash and cash equivalents................    (13,639)       3,924

Cash and cash equivalents at beginning of period................     19,871       24,922

Cash and cash equivalents at end of period......................  $   6,232    $  28,846
                                                                  ==========   ==========

Supplemental disclosures of cash flow information: Cash paid during the period for:
  Interest .....................................................  $  27,961    $  29,134
  Income taxes..................................................  $   2,361    $     883

Supplemental disclosure of noncash investing and financial activities:

In January 1994, the Company purchased the COM Services customer base of 14 micrographics service centers operated by National Business Systems.  Common stock was issued for $7.4 million of the purchase price.

                   See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) Anacomp, Inc., and Subsidiaries

SIX MONTHS ENDED MARCH 31, 1995                 Capital in
                                                excess of
                                                par value  Cumulative   Retained
                                      Common    of Common  Translation  earnings
(In thousands)                         Stock      Stock    Adjustment   (deficit)     Total
BALANCE AT SEPTEMBER 30, 1994 ...... $    457   $ 181,843  $    (269)  $(132,275)  $  49,756
Exercise of stock options ..........        1          50         --          --          51
Shares issued for purchases under the
  Employee Stock Purchase Plan......        2         466         --          --         468
Preferred stock dividends ..........       --          --         --      (1,031)     (1,031)
Accretion of redeemable preferred
  stock discount ...................       --          --         --         (48)        (48)
Translation adjustments for period..       --          --      1,421          --       1,421
Graham stock issuance...............        1         143         --          --         144
Net income (loss) for the period....       --          --         --      (7,383)     (7,383)
BALANCE AT MARCH 31, 1995 .......... $    461   $ 182,502  $   1,152   $(140,737)  $  43,378
                                     ========   =========  =========   =========   =========


SIX MONTHS ENDED MARCH 31, 1994                 Capital in
                                                excess of
                                                par value  Cumulative   Retained
                                      Common    of Common  Translation  earnings
(In thousands)                         Stock      Stock    Adjustment   (deficit)     Total

BALANCE AT SEPTEMBER 30, 1993 ...... $    406   $163,209   $  (4,744)  $(145,072)  $  13,799
Exercise of stock options ..........        2        424          --          --         426
Shares issued for purchases under the
  Employee Stock Purchase Plan......        2        527          --          --         529
Preferred stock dividends ..........       --         --          --      (1,031)     (1,031)
Accretion of redeemable preferred
  stock discount ...................       --         --          --         (48)        (48)
Translation adjustments for period..       --         --      (1,280)         --      (1,280)
NBS stock issuance..................       20      7,380          --          --       7,400
Net income for the period ..........       --         --          --      10,343      10,343
BALANCE AT MARCH 31, 1994 .......... $    430   $171,540   $  (6,024)  $(135,808)  $  30,138
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

    Inventories

    Inventories are stated at the lower of cost or market, cost being determined by methods approximating the first-in, first-out basis.

    The cost of the inventories is distributed as follows:
                                                   Mar. 31,   Sept. 30,


        (In thousands)                               1995        1994
        Finished goods .....................      $ 39,982    $ 41,661
        Work in process ....................         7,398       5,903
        Raw materials and supplies .........        21,078      15,811
                                                  $ 68,458    $ 63,375
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

    Intangibles

    Excess of purchase price over net assets of businesses acquired ("goodwill") is amortized on the straight-line method over 15 to 40 years. Subsequent to acquisitions, the Company continually evaluates whether later events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill remains appropriate or the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related products undiscounted operating income over the remaining life of goodwill in measuring whether the goodwill is impaired. If it is determined that impairment has occurred, the excess of the unamortized goodwill over the estimated future
    undiscounted operating income will be charged to income.   Other
    intangibles represent the purchase of the rights to provide microfilm or maintenance services to certain customers and are being amortized on a straight-line basis over 10 years.

    Sale/Leaseback Transactions

    Anacomp entered into sale/leaseback transactions relating to COM systems installed in the Company's data service centers. Part of the proceeds were treated as fixed asset sales and the remainder as sales of equipment. Revenues of $3.5 million and $750,000 were recorded in the six months ended March 31, 1995 and 1994 respectively. All profits were deferred and are being recognized over the applicable leaseback periods.


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

3. As described in Item 3 herein, the Company is currently in default under the Amended and Restated Master Agreement (the "Master Agreement") governing the Company's Term Loans, the Revolving Credit Loan, the Multicurrency Loan and the Series B Senior Notes (collectively, the "Senior Secured Debt"). As a result of such default, and the cross default provisions of the agreements governing the Company's subordinated debt, all of Anacomp's long-term debt has been reclassified as current at March 31, 1995.

4. On April 6, 1995, Anacomp announced that it had withdrawn its proposed offering of $225 million Senior Secured Notes and a related offer to purchase up to $50 million of the Company's outstanding 15% Senior Subordinated Notes due 2000 (the "15% Notes"). The offering would have deferred an aggregate of $153 million in scheduled principal payments in fiscal years 1995 through 1998, thereby providing Anacomp with increased liquidity and additional cash for product development. Costs directly related to the withdrawn offering of $3.0 million were charged to other expense in the accompanying condensed consolidated statement of operations.

5. The Company sold $5.5 million of lease receivables in the quarter ending March 31, 1995. Under the terms of the sale, the purchasers have recourse to the Company should the receivables prove to be uncollectible. The amount of recourse at March 31, 1995 is $1.8 million.

6. Income tax expense is reported during interim periods using an estimated annual effective tax rate for the the taxable jurisdictions in which the Company operates. At March 31, 1995 the Company had U.S. federal net operating loss carryforwards ("NOL's") of approximately $200 million available to offset future taxable income. These NOL's expire commencing in 1995.

7. The computation of earnings (loss) per common and common equivalent share is based upon the weighted average number of common shares outstanding during the periods plus (in the periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from stock options and exercise of warrants.

    The fully diluted per share computation reflects the effect of common shares contingently issuable upon the exercise of warrants in periods in which such exercise would cause dilution. Fully diluted earnings (loss) per share also reflect (in the periods in which they have a dilutive effect) additional dilution related to stock options due to the use of the market price at the end of the period, when higher than the average price for the period.

    Fully diluted earnings (loss) per share are the same as primary earnings per share for the periods presented.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION



         AND RESULTS OF OPERATIONS


Second Quarter Ended March 31, 1995 Compared With
  Second Quarter Ended March 31, 1994


Results of Operations

General

Anacomp incurred a loss of $8.2 million for the three months ended March 31, 1995. Several of the micrographics product lines experienced disappointing revenues and profits in the current quarter due to both competitive pricing in certain product lines and lower volumes in equipment and supplies. Operating income, i.e., income before interest, other income, and income taxes, decreased $5.4 million compared to the same period of the prior year. Contributing to the loss was $3.0 million of expenses associated with the proposed refinancing of Anacomp's senior debt which was withdrawn in early April. In addition, the second quarter results include a $630,000 loss on the sale of an idle facility.

Total revenues for the three months ended March 31, 1995 increased $4.9 million over the same period of the prior year. The increase is due to a $14.3 million increase in sales of magnetics products resulting from the acquisition of Graham Magnetics in May 1994. Offsetting this contribution were decreases in micrographics supplies and equipment, COM systems, maintenance and other revenues.

Costs of services provided as a percent of services revenue were 71% in the three months ended March 31, 1995, compared to 70% in the same period of the prior year. Costs of equipment and supplies sold as a percent of equipment and supplies sales were 75% for the three months ended March 31, 1995 compared to 72% in the same period of the prior year. The increase in cost of equipment and supplies is primarily due to the relatively greater proportion of magnetic sales in the current period as a result of the Graham Magnetics acquisition and the lower average gross margins on such sales. Margins were also lower in COM systems and micrographics supplies and equipment.

Selling, general and administrative expenses were 18% of revenue in the three months ended March 31, 1995 compared to 16% in the same period of the prior year. The increase is due primarily to the acquisition of Graham Magnetics , including the impact of increased amortization of the "goodwill" recorded on the transaction. In addition, the sale and leaseback of data center equipment increased equipment rental costs by $950,000 more than the reduction in depreciation costs compared to the prior period and this increase is reflected in selling, general, and administrative expenses.

Included in other expense is a $630,000 loss on the sale of an idle facility in Hartford, Wisconsin which was vacated in 1992 upon the transfer of the reader and reader/printer manufacturing operations to San Diego, California.


Products and Services

COM systems revenues for the three months ended March 31, 1995 decreased $2.5 million compared to the same period of the prior year. The Company sold or leased 27 XFP 2000 COM systems to third party users in the current period compared to 25 systems in the same period of the prior year. The lower revenues in spite of increased placements of XFP 2000 COM systems is due to several factors. First, the prior period included $1.4 million of revenue resulting from the sale of six XFP's which had been under a rental program and had therefore been included in the XFP unit count in a previous period, and thus are not included in the 25 systems above. Also, the current quarter unit count included three operating leases compared to two in the prior period, the revenue from which is recognized on a month to month basis. Finally, the configuration of features and options on the XFP's in the current period resulted in less revenue per unit compared to the prior period. Operating margins as a percent of revenue were down slightly for the quarter, excluding the effect of the sale and leaseback revenues for which all profits are deferred and recognized over the leaseback period.

Micrographics supplies and equipment revenues for the three months ended March 31, 1995 decreased 5% compared to the same period of the prior year. Sales of original film were down 8% as a result of lower volumes. Readers and reader/printers revenues were down 11%, as a result of lower volumes and lower average selling prices. Duplicate film sales were down $275,000 or approximately 2% compared to the prior period, despite the addition of First Image and Eastman Kodak's European duplicate film business. Micrographics supplies and equipment operating margins as a percent of revenue decreased three percentage points as a result of changes in product mix, increased costs of production, and lower average selling prices.

Micrographics services revenues decreased 2% for the three months ended March 31, 1995 compared to the same three months of fiscal 1994. COM services volumes increased 4%, but average selling prices decreased approximately 7%. The decrease in average selling prices is the continuation of a trend that the Company has experienced over recent periods. Operating margins as a percent of revenue decreased as the reduction in selling prices exceeded reductions in production costs.

Maintenance service revenues decreased $930,000, or 4%, primarily due to the effect of replacing older generation COM systems with the XFP which has a capacity significantly greater than the previous generation systems. Operating margins as a percent of revenue improved slightly.

Magnetics revenues increased $14.3 million, or 66%, for the three months ended March 31, 1995 compared to the same three months of fiscal 1994. The growth is attributable to the acquisition of Graham Magnetics, although the precise contribution from Graham can not be determined as the Graham operations have been integrated with those of Anacomp. Magnetics operating margins as a percent of revenue improved in the current period due to operating efficiencies resulting from the Graham acquisition.

Six Months Ended March 31, 1995 Compared With
  Six Months Ended March 31, 1994


Results of Operations

General

Anacomp incurred a loss of $8.5 million for the six months ended March 31, 1995. Several of the micrographics product lines experienced disappointing revenues and profits in the current period due to both competitive pricing in certain product lines and lower volumes in equipment and supplies. Operating income, i.e., income before interest, other income, and income taxes, decreased $7.1 million compared to the same period of the prior year. Contributing to the loss was $3.0 million of expenses associated with the proposed refinancing of Anacomp's senior debt which was withdrawn in early April. Also contributing to the loss was $1.4 million of accelerated debt fee amortization and a $630,000 loss on sale of an idle facility.

Total revenues for the six months ended March 31, 1995 increased $19.8 million over the same period of the prior year. The increase is due to a $30 million increase in sales of magnetics products resulting from the acquisition of Graham Magnetics in May 1994. In addition, the acquisition of 14 data service centers from National Business Systems, Inc. ("NBS") on January 3, 1994 contributed $5.4 million to revenues for the first six months of fiscal 1995, compared to $3.3 million for the corresponding six months of fiscal 1994. Offsetting these contributions were decreases in micrographics supplies and equipment, COM systems, maintenance and other revenues.

Costs of services provided as a percent of services revenue were 70% in the first six months of fiscal 1995, compared to 69% in the first six months of fiscal 1994. Costs of equipment and supplies sold as a percent of equipment and supplies sales were 75% in the current period compared to 71% in the same period of the prior year. The increase in cost of equipment and supplies is primarily due to the relatively greater proportion of magnetic sales in the current period as a result of the Graham Magnetics acquisition and the lower average gross margins on such sales. Margins were also lower in COM systems and micrographics supplies and equipment.

Selling, general and administrative expenses were 17% of revenue in the current period compared to 16% in the prior period. The increase is due primarily to the acquisitions of Graham Magnetics and NBS, including the impact of increased amortization of the "goodwill" recorded on those transactions. In addition, the sale and leaseback of data center equipment increased equipment rental costs by $1.8 million more than the reduction in depreciation costs compared to the prior period and this increase is reflected in selling, general, and administrative expenses.

Interest expense and fee amortization includes $1.4 million of accelerated amortization of debt fees as a result of accelerated debt paydowns that occurred in the first quarter of fiscal 1995. In addition to scheduled debt paydowns of $17.8 million, $15.8 million of Term Loan and Series A Notes were repaid during the first quarter of fiscal 1995.

Included in other expense is a $630,000 loss on the sale of an idle facility in Hartford, Wisconsin which was vacated in 1992 upon the transfer of the reader and reader/printer manufacturing operations to San Diego, California.

The Company has restated its financial statements for the three and six months ended March 31, 1994 to recognize revenues for COM systems warehoused for certain customers in the periods the units are shipped which is consistent with the interim financial statements for fiscal 1995. The impact of this restatement resulted in a decrease in revenues $1.5 million, and a decrease in net income of $500,000 for the six months ended March 31, 1994. In addition, the Company has reclassified accreted interest on unfavorable lease reserves from discontinued operations to interest expense in 1994 to conform with the 1995 presentation.

Products and Services



COM systems revenues for the first six months decreased $1.1 million compared to the same period of the prior year. The Company sold or leased 74 XFP 2000 COM systems to third party users in the current period compared to 69 systems in the prior period. The current period also includes $3.5 million of sales of equipment for Anacomp data centers under sale and leaseback arrangements compared to $750,000 in the prior period. The lower revenues in spite of increased placements of XFP 2000 COM systems is due to several factors.
First, the prior period included $1.4 million of revenue resulting from the sale of six XFP's which had been under a rental program and had therefore been included in the XFP unit count in a previous period, and thus are not included in the 69 systems above. Also, the current period unit count included eight operating leases compared to four in the prior period, the revenue from which is recognized on a month to month basis. The current period also included the sale of 17 older generation COM systems compared to 28 such sales in the prior period. And, finally, the configuration of features and options on the XFP's in the current period resulted in less revenue per unit compared to the prior period. Operating margins as a percent of revenue were down slightly for the period, excluding the effect of the sale and leaseback revenues for which all profits are deferred and recognized over the leaseback period.


Micrographics supplies and equipment revenues for the first six months decreased 4% compared to the same period of the prior year. Sales of original film were down 5% as a result of lower volumes. Reader and reader/printer revenues were down 9%, as a result of lower volumes, as well as lower average selling prices. Duplicate film sales were up 2% largely as a result of the addition of First Image and Eastman Kodak's European duplicate film business. Micrographics supplies and equipment operating margins as a percent of revenue decreased as a result of changes in product mix, increased costs of production, and lower average selling prices.

Micrographics services revenues increased 1% in the first six months of fiscal 1995 compared to the first six months of fiscal 1994. COM services volumes increased 9%, but average selling prices decreased approximately 8%. Approximately one-third of the volume growth is due to the contribution of the NBS customer base which was included in the prior period for only three months. The decrease in average selling prices is due, in part, to the impact of the NBS customer base which had lower average prices, but is also the continuation of a trend that the Company has experienced over recent periods. Operating margins as a percent of revenue decreased as the reduction in selling prices exceeded reductions in production costs.

Maintenance service revenues decreased $2.3 million, or 5%, primarily due to the effect of replacing older generation COM systems with the XFP which has a capacity significantly greater than the previous generation systems. Operating margins as a percent of revenue improved slightly.

Magnetics revenues increased $30.1 million, or 75%, in the first six months of fiscal 1995 compared to the first six months of fiscal 1994. The growth is attributable to the acquisition of Graham Magnetics, although the precise contribution from Graham can not be determined as the Graham operations have been integrated with those of Anacomp. In addition, improved sales of diskette media, or "cookies", and voice logging tape contributed $2.9 million to the period to period improvement. Magnetics operating margins as a percent of revenue improved in the current period due to operating efficiencies resulting from the Graham acquisition.

Liquidity and Capital Resources



During the first six months, Anacomp repaid $36.5 million of Term, Series A and Series B long-term debt with proceeds from sale and leaseback transactions of data service center equipment ($13.0 million), drawdowns on the revolving credit lines ($17.7 million), and available cash reserves ($5.8 million).

Anacomp's working capital at March 31, 1995, excluding the current portion of long-term debt, amounted to $43.0 million compared to $51.0 million at September 30, 1994. As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities decreased to $1.9 million for the first six months compared to $17.2 million in the comparable prior period, due to relatively higher levels of inventory and prepaid expense and to the net loss for the period. Net cash provided by investing activities increased to $5.6 million in the current period, compared to net cash used in investing activities of $10.2 million in the comparable prior period, primarily as a result of the sale and leaseback of data service center equipment and reduced payments to acquire companies. Net cash used in financing activities increased as a result of the debt paydowns described above.

On April 6, 1995, Anacomp announced that it had withdrawn its proposed offering of $225 million Senior Secured Notes and a related offer to purchase up to $50 million of the Company's outstanding 15% Senior Subordinated Notes due 2000 (the "15% Notes"). The offering would have deferred an aggregate of $153 million in scheduled principal payments in fiscal years 1995 through 1998, thereby providing Anacomp with increased liquidity and additional cash for product development.

As a result of the weaker than anticipated second quarter results and concerns with the lack of sufficient short-term liquidity, the Company was not able to make both the $20 million scheduled principal payment due April 26, 1995 on its Senior Secured Debt and the $16.9 million scheduled interest payment due May 1, 1995 on its 15% Notes. In anticipation of this problem, upon the withdrawal of its proposed offering, the Company sought an agreement with its Senior Secured Lenders to reschedule its April 26, 1995 principal payment on the Senior Secured Debt. No such agreement has been reached. The Company made its current interest payment of $2.5 million on its Senior Secured Debt and is continuing to negotiate with its Senior Secured Lenders as to rescheduling its principal payments and waiving certain financial covenants. Although the Senior Secured Lenders have not waived the event of default and could declare the entire indebtedness due and payable, no such demand has yet been made.

The Company did not make its May 1, 1995 interest payment of $16.9 million on its 15% Notes. The documents governing the Company's indebtedness prohibit the Company from making any payments on the 15% Notes during the continuation of a payment default on the Senior Secured Debt.

Similarly, the documents governing the Company's indebtedness prohibit the Company from making any payments on the 13.875% Convertible Subordinated Debentures due January 15, 2002 ("13.875% Debentures") and the 9% Convertible Subordinated Debentures due January 15, 1996 ("9% Debentures") during the continuation of a payment default on the Senior Secured Debt. Accordingly, if the event of default is continuing, Anacomp will be prohibited from making the scheduled interest payment for the 13.875% Debentures on July 17, 1995, and the final principal payment for the 9% Debentures on January 15, 1996.

Unless and until the Company resolves the payment default, and an agreement is reached with its Senior Secured Lenders, the Company will defer payment of the quarterly dividends on the Company's 8.25% Cumulative Convertible Exchangeable Preferred Stock.

As a result of the second quarter operating results, the Company is in violation of certain financial covenants contained in the Senior Credit Agreement, including the interest coverage ratio covenant , the net worth covenant and the fixed charge coverage ratio covenant. As a result of the payment default, the Company is also in default of other financial covenants as well.

As a result of such covenant violations and the cross-default provisions of the Subordinated Debt Agreements, substantially all of Anacomp's long-term debt has been reclassified as current at March 31, 1995. Under the terms of the Company's Amended and Restated Master Agreement (the "Master Agreement") governing the Senior Secured Debt, the failure to make required principal payments when due permits the lenders under the Master Agreement to accelerate their debt. The terms of the Company's other debt agreements contain cross-default or cross-acceleration provisions which would permit the acceleration of such other debt, as well, including the $25 million trade credit agreement with SKC America, Inc. and the leases of the data center equipment under certain sale and leaseback arrangements.

Despite the missed principal and interest payments described above, the Company believes that it has sufficient liquidity from operations to conduct the business while negotiating with its Senior Secured Lenders and other debt holders.

Anacomp intends to negotiate a resolution of these financial issues with its Senior Secured Lenders and other debt holders. The Company in has retained Smith Barney Inc. as its advisor to assist the Company in evaluating various restructuring alternatives and negotiating with its lenders. Although Anacomp expects to negotiate an agreement, there can be no assurances that an acceptable solution will be reached. If no such agreement is reached, a Chapter 11 bankruptcy proceeding is a possibility.

                        ANACOMP, INC. AND SUBSIDIARIES

                          PART II:  OTHER INFORMATION



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES


    On April 6, 1995, Anacomp defaulted on the payment of its Senior Secured Debt. See "Liquidity and Capital
    Resources".

                                                                   PAGE NUMBER

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits

          (11)  Computation of Earnings per Common Share.              19


          (27)  Financial Data Schedules.
                (Required for electronic filling only)

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



ANACOMP, INC.




   /s/ Donald L. Viles
Donald L. Viles
Vice President and
Chief Accounting Officer



Dated this 15th day of May, 1995