Form 10-Q
period 1995-06-30
ANACOMP INC
filed 1995-08-14
CIK 6260

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended June 30, 1995

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


                           YES    X      NO


The number of shares outstanding of the Common Stock of the registrant on March 31, 1995, the close of the period covered by this report, was 46,177,546.

                        ANACOMP, INC. AND SUBSIDIARIES

                                     Index

PART I.     FINANCIAL INFORMATION
                                                                        Page No.
Item 1.     Financial Statements:
              Condensed Consolidated Balance Sheets
              June 30, 1995 and September 30, 1994 ....................   2

              Condensed Consolidated Statements of Operations
              Three and Nine Months Ended June 30, 1995 and 1994.......   3

              Condensed Consolidated Statements of Cash Flows
              Nine Months Ended June 30, 1995 and 1994.................   4

              Condensed Consolidated Statements of Stockholders'
               Equity (Deficit) Nine Months Ended June 30, 1995
               and 1994................................................   5

            Notes to Condensed Consolidated Financial Statements.......   6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations .............  11


PART II.    OTHER INFORMATION

Item 3.     Defaults Upon Senior Securities............................  20

Item 6.     Exhibits and Reports on Form 8-K...........................  20



SIGNATURES ............................................................  21

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Anacomp, Inc., and Subsidiaries

(Dollars in thousands,                                       June 30,   Sept. 30,
 except per share amounts)                                     1995        1994
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . $  6,210   $ 19,871
  Accounts and notes receivable, less allowances for
   doubtful accounts of $4,214 and $3,550, respectively . . .  107,528    117,441
  Current portion of long-term receivables  . . . . . . . . .    6,927      8,021

  Inventories . . . . . . . . . . . . . . . . . . . . . . . .   71,393     63,375
  Prepaid expenses and other. . . . . . . . . . . . . . . . .    6,904      5,421
Total current assets  . . . . . . . . . . . . . . . . . . . .  198,962    214,129

Property and equipment, at cost less
 accumulated depreciation and amortization  . . . . . . . . .   54,498     66,769
Long-term receivables, net of current portion . . . . . . . .   16,588     16,383
Excess of purchase price over net assets of businesses
 acquired and other intangibles, net. . . . . . . . . . . . .  163,634    279,607
Deferred tax asset, net of valuation allowance of $57,000 . .   29,000     29,000
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .   34,500     52,751
                                                              $497,182   $658,639
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . $390,454   $ 45,222
  Accounts payable  . . . . . . . . . . . . . . . . . . . . .   72,888     82,790
  Accrued compensation, benefits and withholdings . . . . . .   12,978     16,573
  Accrued income taxes  . . . . . . . . . . . . . . . . . . .    9,087      9,000
  Accrued interest. . . . . . . . . . . . . . . . . . . . . .   29,125     19,701
  Other accrued liabilities . . . . . . . . . . . . . . . . .   46,198     35,027
Total current liabilities . . . . . . . . . . . . . . . . . .  560,730    208,313

Long-term debt, net of current portion. . . . . . . . . . . .       --    366,625
Other noncurrent liabilities. . . . . . . . . . . . . . . . .    6,684      9,467
Total noncurrent liabilities. . . . . . . . . . . . . . . . .    6,684    376,092

Redeemable preferred stock, $.01 par value,
 issued and outstanding 500,000 shares
 (aggregate preference value of $25,000) . . . . . . . . . . .  24,550     24,478

Stockholders' equity (Deficit):
  Common stock, $.01 par value, authorized 100,000,000
   shares, 46,177,546 and 45,728,505 issued, respectively . .      462        457
  Capital in excess of par value of common stock  . . . . . .  182,680    181,843
  Cumulative translation adjustment . . . . . . . . . . . . .    2,182       (269)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . (280,106)  (132,275)
Total stockholders' equity (deficit). . . . . . . . . . . . .  (94,782)    49,756
                                                              $497,182   $658,639
                                                              ========   ========

               See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Anacomp, Inc. and Subsidiaries

                                                   Three months ended     Nine months ended
(Dollars in thousands,                                  June 30,               June 30,
 except per share amounts)                            1995       1994       1995      1994

Revenues:
  Services provided . . . . . . . . . . . . . . . $  55,126   $ 55,374  $ 165,962   $167,523
  Equipment and supply sales  . . . . . . . . . .    93,807     90,207    286,272    261,576
                                                    148,933    145,581    452,234    429,099
Operating costs and expenses:
  Costs of services provided  . . . . . . . . . .    40,212     38,825    118,194    116,617
  Costs of equipment and supplies sold. . . . . .    69,574     65,812    213,137    188,151
  Selling, general and administrative expenses  .    28,095     20,339     78,954     65,746
  Special charges (See Notes 2 & 5) . . . . . . .   130,000         --    130,000         --
                                                    267,881    124,976    540,285    370,514
Income (loss) before interest, other income,
  income taxes, and cumulative effect
  of accounting change. . . . . . . . . . . . . .  (118,948)    20,605    (88,051)    58,585

Interest income . . . . . . . . . . . . . . . . .       471        804      1,554      2,305
Interest expense and fee amortization . . . . . .   (18,310)   (16,952)   (52,310)   (50,796)
Cost of withdrawn refinancing . . . . . . . . . .      (235)        --     (3,235)        --
Other income (expense). . . . . . . . . . . . . .      (407)       228     (1,370)      (366)
                                                    (18,481)   (15,920)   (55,361)   (48,857)
Income (loss) before income taxes,   and cumulative effect of accounting change. . .  (137,429)     4,685   (143,412)     9,728

Provision for income taxes  . . . . . . . . . . .     1,400      2,500      2,800      5,200
Income (loss) before cumulative effect
  of accounting change. . . . . . . . . . . . . .  (138,829)     2,185   (146,212)     4,528

Cumulative effect on prior years of a change in
  accounting for income taxes . . . . . . . . . .        --         --         --      8,000

Net income (loss) . . . . . . . . . . . . . . . .  (138,829)     2,185   (146,212)    12,528

Preferred stock dividends and discount accretion.       540        540      1,619      1,619

Net income (loss) available
  to common stockholders. . . . . . . . . . . . . $(139,369)  $  1,645  $(147,831)  $ 10,909
                                                  =========   ========  =========   ========

Earnings (loss) per common and common equivalent share:
  Income (loss) from operations (net of preferred
    stock dividends and discount accretion) . . . $  (3.02)   $    .03  $   (3.21)  $    .06

  Cumulative effect on prior years of a change in
    accounting for income taxes . . . . . . . . .        --         --         --        .17

  Net income (loss) . . . . . . . . . . . . . . . $  (3.02)   $    .03  $   (3.21)  $    .23
                                                   =======    ========  =========   ========

                   See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Anacomp, Inc., and Subsidiaries

                                                                      Nine months ended
                                                                           June 30,
(Dollars in thousands)                                               1995        1994
Cash flows from operating activities:
  Net income (loss).............................................  $(146,212)   $  12,528
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Cumulative effect of a change in accounting
     for income taxes...........................................         --       (8,000)
    Special charges.............................................    130,000           --
    Depreciation and amortization...............................     31,479       29,547
    Loss on disposition of assets ..............................      1,087          727
    Change in assets and liabilities:
      Decrease in accounts and long-term receivables............     12,253        2,389
      Decrease (increase) in inventories and prepaid expenses...     (8,520)       4,510
      Increase in other assets..................................     (8,867)      (5,426)
      Decrease in accounts payable and accrued expenses.........     (3,225)     (14,318)
      Decrease in other noncurrent liabilities..................     (2,783)      (2,750)
        Net cash provided by operating activities...............      5,212       19,207

Cash flows from investing activities:
  Proceeds from sale of assets..................................     16,093       11,049
  Purchases of property, plant and equipment....................    (10,420)     (14,001)
  Payments to acquire companies and customer rights.............     (1,475)     (16,852)
        Net cash provided by (used in) investing activities.....      4,198      (19,804)

Cash flows from financing activities:
  Proceeds from issuance of common stock and warrants...........        698        1,198
  Proceeds from revolving line of credit and
   long-term borrowings.........................................     20,000       39,000
  Principal payments on long-term debt .........................    (42,949)     (51,501)
  Preferred dividends paid......................................     (1,031)      (1,547)
        Net cash used in financing activities...................    (23,282)     (12,850)

Effect of exchange rate changes on cash.........................        211          472
Decrease in cash and cash equivalents...........................    (13,661)     (12,975)

Cash and cash equivalents at beginning of period................     19,871       24,922

Cash and cash equivalents at end of period...................... $    6,210    $  11,947
                                                                  ==========    =========
Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest .....................................................  $  34,182    $  51,416
  Income taxes..................................................  $   2,961    $   1,635

Supplemental disclosure of noncash investing and financial activities:

During 1995 and 1994, the Company acquired companies and rights to provide future services.
   In conjunction with these acquisitions, the purchase price consisted of the following:
                                                                      Nine months ended
                                                                           June 30,
(Dollars in thousands)                                               1995        1994
Cash paid.......................................................  $   1,475    $  16,852
Notes payable issued............................................         --        4,240
Stock issued....................................................         --       17,201
                                                                  $   1,475    $  38,293
                                                                   ========     ========

                  See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit) Anacomp, Inc., and Subsidiaries

NINE MONTHS ENDED JUNE 30, 1995                 Capital in
                                                excess of
                                                par value  Cumulative   Retained
                                      Common    of Common  Translation  earnings
(In thousands)                         Stock      Stock    Adjustment   (deficit)     Total
(Unaudited)
BALANCE AT SEPTEMBER 30, 1994 ...... $    457   $ 181,843  $    (269)  $(132,275)  $  49,756
Exercise of stock options ..........        1          50         --          --          51
Shares issued for purchases under the
  Employee Stock Purchase Plan......        3         644         --          --         647
Preferred stock dividends ..........       --          --         --      (1,547)     (1,547)
Accretion of redeemable preferred
  stock discount ...................       --          --         --         (72)        (72)
Translation adjustments for period..       --          --      2,451          --       2,451
Graham stock issuance...............        1         143         --          --         144
Net income (loss) for the period....       --          --         --    (146,212)   (146,212)
BALANCE AT JUNE 30, 1995............ $    462   $ 182,680  $   2,182   $(280,106)  $ (94,782)
                                     ========   =========  =========   =========   =========

NINE MONTHS ENDED JUNE 30, 1994                 Capital in
                                                excess of
                                                par value  Cumulative   Retained
                                      Common    of Common  Translation  earnings
(In thousands)                         Stock      Stock    Adjustment   (deficit)     Total
(Unaudited)

BALANCE AT SEPTEMBER 30, 1993 ...... $    406   $163,209   $  (4,744)  $(145,072)  $  13,799
Exercise of stock options ..........        3        545          --          --         548
Shares issued for purchases under the
  Employee Stock Purchase Plan......        2        648          --          --         650
Preferred stock dividends ..........       --         --          --      (1,547)     (1,547)
Accretion of redeemable preferred
  stock discount ...................       --         --          --         (72)        (72)
Translation adjustments for period..       --         --       1,916          --       1,916
NBS stock issuance..................       20      7,380          --          --       7,400
Graham stock issuance...............       25      9,776          --          --       9,801


Net income for the period ..........       --         --          --      12,528      12,528
BALANCE AT JUNE 30, 1994............ $    456   $181,558   $  (2,828)  $(134,163)  $  45,023
                                     ========   ========   =========   =========   =========

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

    In the opinion of management, the accompanying interim financial statements contain all material adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in financial position and stockholders' equity of Anacomp and its subsidiaries for interim periods. Certain amounts in the prior interim consolidated financial statements have been reclassified to conform to the current period presentation.

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


    Inventories

    Inventories are stated at the lower of cost or market, cost being determined by methods approximating the first-in, first-out basis.

    The cost of the inventories is distributed as follows:
                                                   June 30,   Sept. 30,
        (In thousands)                               1995        1994
        Finished goods .....................      $ 45,768    $ 41,661
        Work in process ....................         6,057       5,903
        Raw materials and supplies .........        19,568      15,811
                                                  $ 71,393    $ 63,375
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

    Goodwill

    Excess of purchase price over net assets of businesses acquired ("goodwill") is amortized on the straight-line method over the estimated periods of future demand for the product acquired. Goodwill related to magnetics' products, net of accumulated amortization, of $5.5 million is being amortized over 15 years. Goodwill related to the micrographics business which includes supplies, COM systems, micrographics services and maintenance services is primarily being amortized over 40 years. When factors indicate that goodwill should be evaluated for impairment, Anacomp historically has evaluated goodwill based on comparing the unamortized balance of goodwill to undiscounted operating income over the remaining goodwill amortization period. Effective June 30, 1995, Anacomp elected to modify its method of measuring goodwill impairment to a fair value approach. If it is determined that impairment has occurred, the excess of the unamortized goodwill over the fair value of the goodwill applicable to the business unit will be charged to operations. For purposes of determining fair value, the Company values the goodwill using a multiple of cash flow from operations based on consultation with its investment advisors. Anacomp has concluded that fair value is a better measurement of the value of goodwill considering the Company's highly leveraged financial position and the circumstances discussed in Note 5.

    As discussed in Note 5, Anacomp has recently revised its projected operating results through 1999. This revision along with applying Anacomp's revised goodwill accounting policy resulted in a write-off of $108.0 million of goodwill related to the micrographics business in the three month period ended June 30, 1995.

    Other Intangibles

    Other intangibles, net of accumulated amortization, of $23.1 million represent the purchase of the rights to provide microfilm or maintenance services to certain customers and are being amortized on a straight-line basis over 10 years. These unamortized costs are evaluated for impairment each period by determining their net realizable value.


    Research and Development

    The costs associated with research and development programs are expensed as incurred.

    Deferred software costs are the capitalized costs of software products to be sold with COM systems in future periods. The unamortized costs are evaluated for impairment each period by determining their net realizable value. Such costs are amortized over the greater of the estimated units of sale or under the straight-line method not to exceed five years. Due to lower than expected sales of a major new software product introduced in January 1995 and certain other matters as discussed in Note 5, Anacomp recently revised its projected future sales and operating results of software products through 1999. As a result, Anacomp wrote off $17.1 million of deferred software costs and established a reserve of $4.9 million for future payments to a division of IBM for software license obligations which are not recoverable based on these revised projections. Unamortized deferred software costs remaining as of June 30, 1995 total $10.7 million and are included in "Other Assets" on the accompanying Condensed Consolidated Balance Sheets.

    Sale-Leaseback Transactions

    Anacomp entered into sale-leaseback transactions relating to COM systems installed in the Company's data service centers. Part of the proceeds were treated as fixed asset sales and the remainder as sales of equipment. Revenues of $3.5 million and $750,000 were recorded in the nine months ended June 30, 1995 and 1994 respectively. All profits were deferred and are being recognized over the applicable leaseback periods.

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

3. As described in Item 3 herein, the Company currently is in default under substantially all of its debt agreements as a result of its failure to make the $20.0 million principal payment scheduled for April 26, 1995 on its senior secured debt, the $16.9 million interest payment scheduled for May 1, 1995 on its 15% Senior Subordinated Notes due 2000 (the "15% Notes") and the $1.6 million interest payment scheduled for July 17, 1995 on the 13.875% Debentures, as well as certain financial covenant violations, and the cross-default provisions of the other debt agreements. As a result of such default, all of Anacomp's long-term debt has been classified as current in the accompanying Condensed Consolidated Financial Statements.

4. On April 6, 1995, Anacomp announced that it had withdrawn its proposed offering of $225 million Senior Secured Notes and a related offer to purchase up to $50 million of the Company's outstanding 15% Notes. The offering would have deferred an aggregate of $153 million in scheduled principal payments in fiscal years 1995 through 1998, thereby providing Anacomp with increased liquidity and additional cash for product development. Costs directly related to the withdrawn offering of $3.2 million were charged to other expense in the accompanying Condensed Consolidated Statement of Operations.

5. Goodwill related to the micrographics business is summarized as follows (In thousands):

               Balance, September 30, 1994    $249,167
               Amortization of goodwill          6,208
               Goodwill write-off              108,000
               Balance, June 30, 1995         $134,959
                                              ========

    During the three month period ended June 30, 1995, Anacomp announced several significant events which are summarized as follows:

        On April 6, 1995, the Company announced that they were withdrawing its proposed offering of $225.0 million Senior Secured Notes previously announced on January 23, 1995.

        On April 27, 1995, the Company announced that it had agreed with its senior secured lenders to make its current interest payment of $2.0 million on its senior secured debt while continuing to negotiate the rescheduling of all or a substantial portion of the $20.0 million scheduled amortization payment due April 26, 1995, which the Company failed to make, and waiver of certain possible financial covenant violations as of March 31, 1995. Also, the the Company announced that until an agreement was reached with its senior lenders and 15% Note holders, the Company would not make its upcoming $16.9 million interest payment to the 15% Note holders scheduled for May, 1995 and would defer making dividend payments on the Company's 8.25% Cumulative Convertible Redeemable Exchangeable Preferred Stock.

        On May 15, 1995, in connection with announcing a second quarter loss of $8.2 million, the Company announced plans for a restructuring of its operations which would include several cost cutting measures and personnel reductions. It is expected that these initiatives will reduce expenses $15 to $20 million annually. The Company also announced that, effective immediately, a new President had been appointed.

    These developments have significantly constrained Anacomp's ability to finance certain previously projected activities. In addition, in 1995 Anacomp has failed to achieve its original projections of operating results and has experienced lower than expected sales of a major new software product which was introduced in January, 1995. In light of Anacomp's withdrawn note offering, disappointing recent financial performance and default on its indebtedness, the Company prepared a revised business plan and operating forecast through 1999.

    Based on the events discussed above and in connection with the change in accounting discussed in Note 2, Anacomp determined that goodwill had been impaired and measured the impairment based on the fair value approach discussed in Note 2. As required by generally accepted accounting principles, this accounting change, which amounted to a charge of $108.0 million, was recorded as a change in estimate and was included in the results of operations for the quarter ended June 30, 1995.

6. The Company sold $5.5 million of lease receivables in the quarter ending March 31, 1995. Under the terms of the sale, the purchasers have recourse to the Company should the receivables prove to be uncollectible. The amount of recourse at June 30, 1995 is $1.8 million.

7. Income tax expense is reported during interim periods using an estimated annual effective tax rate for the the taxable jurisdictions in which the Company operates. At June 30, 1995 the Company had U.S. federal net operating loss carryforwards ("NOL's") of approximately $200 million available to offset future taxable income. These NOL's expire commencing in 1995.

8. The computation of earnings (loss) per common and common equivalent share is based upon the weighted average number of common shares outstanding during the periods plus (in the periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from stock options and exercise of warrants.

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

9. Subsequent to June 30, 1995 Anacomp announced the closure of its magnetic media facility in Omaha, Nebraska. The fourth quarter will include an estimated $3 to $5 million charge for the close down which is to be completed in early fiscal year 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Third Quarter Ended June 30, 1995 Compared With
  Third Quarter Ended June 30, 1994


Results of Operations

General

Anacomp incurred a loss of $139.4 million for the three months ended June 30, 1995. Included in this loss are special charges of $130.0 million representing a write-off of goodwill of $108.0 million and $22.0 million of costs associated with software investments (See Notes 2 & 5 and discussion below). In addition, certain of the micrographics product lines have continued to experience disappointing revenues and profits in the current quarter due to both competitive pricing and lower volumes. Anacomp expects the declining market trends in its core micrographics business to continue. Operating income, i.e., income before special charges, interest, other income, and income taxes, decreased $9.6 million compared to the same period of the prior year. Contributing to the decrease was $4.6 million of insurance proceeds and reserve adjustments related to environmental liability exposures included in the third quarter of the prior year which were not repeated in the current period. Also contributing to the overall loss was a $1.4 million default interest charge as a result of missed principal and interest payments.

Total revenues for the three months ended June 30, 1995 increased $3.4 million over the same period of the prior year. The increase is primarily due to a $3.8 million increase in magnetics sales and a $2.4 million increase in COM systems sales. Offsetting these contributions were decreases in micrographics supplies and equipment, maintenance and other revenues.

Costs of services provided as a percent of services revenue were 73% in the three months ended June 30, 1995, compared to 70% in the same period of the prior year. The increase in the cost of services provided as a percentage of revenue is attributable to continued price erosion in micrographics services, increased costs associated with maintenance services, and a $1.1 million settlement cost of a customer pricing issue. Costs of equipment and supplies sold as a percent of equipment and supplies sales were 74% for the three months ended June 30, 1995 compared to 73% in the same period of the prior year.

Selling, general and administrative expenses were 19% of revenue in the three months ended June 30, 1995 compared to 14% in the same period of the prior year. The increase is due primarily to the $4.6 million environmental insurance proceeds and reserve reduction in the third quarter of fiscal 1994 and certain severance costs incurred in the third quarter of fiscal 1995. In addition, the sale-leaseback of data center equipment increased equipment rental costs by $658,000 more than the reduction in depreciation costs compared to the prior period and this increase is reflected in selling, general, and administrative expenses.

Interest expense and fee amortization includes an accrual of $1.4 million of default interest on the senior secured debt as well as the 15% Senior Subordinated Notes (The "15% Notes") pursuant to the terms of the various debt agreements.

Special Charges and Restructuring

As mentioned above, included in the operating results for the third quarter are special charges totalling $130.0 million including the write-off of a portion of goodwill related to micrographics products. During the three month period ended June 30, 1995, Anacomp announced several significant events which are summarized as follows:

On April 6, 1995, the Company announced that it was withdrawing its proposed offering of $225.0 million Senior Secured Notes previously announced on January 23, 1995.

On April 27, 1995, the Company announced that it had agreed with its senior secured lenders to make its current interest payment of $2.0 million on its senior secured debt while continuing to negotiate the rescheduling of all or a substantial portion of the $20.0 million scheduled amortization payment due April 26, 1995, which the Company failed to make, and the waiver of certain financial covenant violations as of March 31, 1995. Also, the Company announced that until an agreement was reached with its senior lenders and 15% Note holders, the Company would not make its upcoming $16.9 million interest payment to the 15% Note holders scheduled for May, 1995 and would defer making dividend payments on the Company's 8.25% Cumulative Convertible Redeemable Exchangeable Preferred Stock.

On May 15, 1995, in connection with announcing a second quarter loss of $8.2 million, the Company announced plans for a restructuring of its operations which would include several cost cutting measures and personnel reductions. These initiatives will reduce expenses in excess of $20 million annually. The Company also announced that, effective immediately, a new President had been appointed.

These developments have significantly constrained Anacomp's ability to finance certain previously projected activities. In addition, in 1995 Anacomp has failed to achieve its original projections of operating results and has experienced lower than expected sales of a major new software product which was introduced in January, 1995. In light of Anacomp's withdrawn note offering, disappointing recent financial performance and default on its indebtedness, the Company prepared a revised business plan and operating forecast through 1999.

Based on the events discussed above and in connection with the change in accounting discussed in Note 2 to the accompanying Condensed Consolidate Financial Statements, Anacomp determined that goodwill had been impaired and measured the impairment based on the fair value approach discussed in Note
2. As required by generally accepted accounting principles, this accounting change, which amounted to a charge of $108.0 million, was recorded as a change in estimate and was included in the results of operations for the quarter ended June 30, 1995.

Over the last three years, Anacomp has invested and capitalized over $20.0 million related to the development of software to provide advanced capabilities for the XFP 2000 related to the processing of Xerox and IBM print streams. These software enhancements are referred to as the Xerox Compatibility Feature ("XCF") and Advance Function Presentation ("AFP") feature. XCF was introduced at the beginning of the second quarter and AFP at the beginning of the fourth quarter. Initial sales of the XCF product have been significantly below expectations. Based upon that experience, Anacomp has updated its sales forecast for both products and has adjusted the carrying amount of the software investment to net realizable value. That adjustment resulted in a software write-off of $17.1 million (included on the balance sheet under the category other assets) and the establishment of a $4.9 million reserve for future payments to a division of IBM for software license obligations which are not recoverable based upon the revised sales forecasts.

The Company's strategy for ongoing financial improvement will be to eliminate unprofitable product lines and outsource manufacturing for low margin products while continuing to offer similar products on an OEM or reseller basis. The updated business plan has resulted in a determination to exit certain businesses or product lines. Specifically, Anacomp intends to sell its Image Conversion Services Division ("ICS"), and close its Omaha, Nebraska factory which produces the magnetic media for flexible diskettes. These decisions were reached subsequent to June 30, 1995 and will be reflected in the fourth quarter financial results. The Company is also considering other restructuring measures which may result in additional charges to operations in the fourth quarter of fiscal 1995.

The ICS division performs source document microfilm services at several facilities around the country, generating approximately $20.0 million of revenues. It is expected that a sale of this division will be consummated over the next sixty to ninety days at a net gain to the Company.

The market price of the magnetic media manufactured in Anacomp's Omaha factory has been decreasing significantly over the last several months. In addition, Anacomp's primary customer continues to experience liquidity shortfalls which places this product line at increased business risk. As a result, Anacomp announced the closure of this facility on July 28, 1995 and will record an estimated close down loss of $3 to $5 million in the fourth quarter. The closure is expected to be completed in the first quarter of fiscal 1996.

Products and Services

COM systems revenues for the three months ended June 30, 1995 increased $2.4 million compared to the same period of the prior year. The Company sold or leased 39 new XFP 2000 COM systems to third party users in the current period compared to 38 new systems in the same period of the prior year. Revenues are disproportionally higher than the increase in new XFP unit sales due to a higher level of used equipment revenues in the current period. Operating margins as a percent of revenue increased as a result of higher average selling prices due to changes in product mix. Although COM systems revenues increased, based on disappointing sales of XCF and weaker than anticipated XFP 2000 sales, the Company has significantly reduced its XFP 2000 sales forecast.

Micrographics supplies and equipment revenues for the three months ended June 30, 1995 decreased 1% compared to the same period of the prior year. Sales of original film were also down 1%. The Company anticipates reduced original film sales in future periods due in part to more aggressive competition. Readers and reader/printers revenues were down 6%, as a result of lower volumes and lower average selling prices. Duplicate film sales were up 17% compared to the prior period, due to the addition of First Image and Eastman Kodak's European duplicate film business. Micrographics supplies and equipment operating margins as a percent of revenue decreased two percentage points as a result of changes in product mix, increased costs of production, and lower average selling prices.

Micrographics services revenues increased 4% for the three months ended June 30, 1995 compared to the same three months of fiscal 1994. COM services volumes increased 9%, and average selling prices decreased approximately 8%. The decrease in average selling prices is the result of continued competition from competing service bureaus and alternative technologies. Operating margins as a percent of revenue decreased 4% as the reduction in selling prices exceeded reductions in production costs. The Company expects to offset market price erosion with cost reductions and other steps to enhance efficiencies at its data centers.

Maintenance service revenues decreased $1.2 million, or 6%, primarily due to the effect of replacing older generation COM systems with the XFP which has a capacity significantly greater than the previous generation systems. In addition, the Company resolved a customer pricing issue which reduced revenue and profit $1.1 million. Operating margins as a percent of revenue decreased 5%. With the continued consolidation of the COM maintenance market, the Company plans to add non-micrographic products to its service base.

Magnetics revenues increased $3.8 million, or 13%, for the three months ended June 30, 1995 compared to the same three months of fiscal 1994. The growth is attributable to the acquisition of Graham Magnetics which was effective in early May, 1994, although the precise contribution from Graham can not be determined as the Graham operations have been integrated with those of Anacomp. Magnetics operating margins as a percent of revenue were flat in the current period compared to the prior period.

Other revenues decreased $2.2 million for the three months ended June 30, 1995 compared to the same three months of fiscal 1994. The decrease is primarily due to reduced revenues from Anacomp's A-New product which decreased $1.9 million.

Nine Months Ended June 30, 1995 Compared With
  Nine Months Ended June 30, 1994


Results of Operations

General

Anacomp incurred a loss of $147.8 million for the nine months ended June 30, 1995. Included in the loss are special charges of $130.0 million representing a write-off of goodwill of $108.0 million and $22.0 million of costs associated with software investments (See Notes 2 & 5 and discussion above). Operating income, i.e., income before special charges, interest, other income, and income taxes, decreased $16.6 million compared to the same period of the prior year. The prior year results includes $4.7 million of insurance proceeds and reserve adjustments related to environmental liability exposures which were not repeated in the current year. Contributing to the overall loss was $3.2 million of expenses associated with the proposed refinancing of Anacomp's senior debt which was withdrawn in early April. Also contributing to the loss was $1.0 million of accelerated debt fee amortization, $1.4 million of default interest as a result of missed principal and interest payments, and a $630,000 loss on sale of an idle facility.

Total revenues for the nine months ended June 30, 1995 increased $23.1 million over the same period of the prior year. The increase is due to a $34.0 million increase in sales of magnetics products resulting from the acquisition of Graham Magnetics in May 1994. In addition, the acquisition of the COM services customer base of 14 data service centers from National Business Systems, Inc. ("NBS") on January 3, 1994 contributed $8.9 million to revenues for the first nine months of fiscal 1995, compared to $6.2 million for the corresponding nine months of fiscal 1994. Offsetting these contributions were decreases in micrographics supplies and equipment, maintenance and other revenues.

Costs of services provided as a percent of services revenue were 71% in the first nine months of fiscal 1995, compared to 70% in the first nine months of fiscal 1994. Costs of equipment and supplies sold as a percent of equipment and supplies sales were 74% in the current period compared to 72% in the same period of the prior year.

Selling, general and administrative expenses were 17% of revenue in the current period compared to 15% in the prior period. The increase is due in part to the acquisitions of Graham Magnetics and the NBS customer base, including the impact of increased amortization of the intangible assets recorded on those transactions. Also contributing to the increase was the $4.7 million environmental reserve adjustment mentioned above. In addition, the sale-leaseback of data center equipment increased equipment rental costs by $1.9 million more than the reduction in depreciation costs compared to the prior period and this increase is reflected in selling, general, and administrative expenses.

Interest expense and fee amortization includes $1.0 million of accelerated amortization of debt fees as a result of accelerated debt paydowns that occurred in the first quarter of fiscal 1995. Interest expense and fee amortization also include an accrual of $1.4 million of default interest on the senior secured debt as well as the 15% Notes which is required by the terms of the various debt agreements. In addition to scheduled debt paydowns of $17.8 million, $15.8 million of Term Loan and Series A Notes were repaid during the first quarter of fiscal 1995.




Included in other expense is a $630,000 loss on the sale of an idle facility in Hartford, Wisconsin which was vacated in 1992 upon the transfer of the reader and reader/printer manufacturing operations to San Diego, California.

The Company has restated its financial statements for the three and nine months ended June 30, 1994 to recognize revenues for COM systems warehoused for certain customers in the periods the units are shipped which is consistent with the interim financial statements for fiscal 1995. The impact of this restatement resulted in a decrease in revenues $1.1 million, and a decrease in net income of $291,000 for the nine months ended June 30, 1994. In addition, the Company has reclassified accreted interest on unfavorable lease reserves from discontinued operations to interest expense in 1994 to conform with the 1995 presentation.

Products and Services

COM systems revenues for the first nine months increased $1.2 million compared to the same period of the prior year. The Company sold or leased 113 XFP 2000 COM systems to third party users in the current period compared to 107 systems in the prior period. The current period also includes $3.5 million of sales of equipment for Anacomp data centers under sale and leaseback arrangements compared to $750,000 in the prior period. Operating margins as a percent of revenue were up slightly for the period, as a result of higher average selling prices.

Micrographics supplies and equipment revenues for the first nine months decreased 3% compared to the same period of the prior year. Sales of original film were down 4% as a result of lower volumes. Reader and reader/printer revenues were down 8%, as a result of lower volumes, as well as lower average selling prices. Duplicate film sales were up 7% largely as a result of the addition of First Image and Eastman Kodak's European duplicate film business. Micrographics supplies and equipment operating margins as a percent of revenue decreased 2% as a result of changes in product mix, increased costs of production, and lower average selling prices.

Micrographics services revenues increased 2% in the first nine months of fiscal 1995 compared to the first nine months of fiscal 1994. COM services volumes increased 9%, but average selling prices decreased approximately 8%. Approximately one-third of the volume growth is due to the contribution of the NBS customer base which was included in the prior period for only six months. The decrease in average selling prices is due, in part, to the impact of the NBS customer base which had lower average prices, but is also the continuation of market price erosion, a trend that the Company expects to continue in the near future. Operating margins as a percent of revenue decreased 4% as the reduction in selling prices exceeded reductions in production costs.

Maintenance service revenues decreased $3.5 million, or 5%, primarily due to the effect of replacing older generation COM systems with the XFP which has a capacity significantly greater than the previous generation systems. In addition, the Company resolved a customer pricing issue which reduced revenue and profit $1.1 million. Operating margins as a percent of revenue decreased slightly.

Magnetics revenues increased $33.9 million, or 49%, in the first nine months of fiscal 1995 compared to the first nine months of fiscal 1994. The growth is attributable to the acquisition of Graham Magnetics which was effective in early May, 1994, although the precise contribution from Graham can not be determined as the Graham operations have been integrated with those of Anacomp. Magnetics operating margins as a percent of revenue improved in the current period due to operating efficiencies resulting from the Graham acquisition.

Other revenues decreased by $6.0 million in the first nine months of fiscal 1995 compared to the first nine months of fiscal 1994. The decrease is primarily due to reduced revenues from Anacomp's A-New product which decreased $5.7 million.

Liquidity and Capital Resources

The Company currently is in default under substantially all of its debt agreements as a result of its failure to make the $20.0 million principal payment scheduled for April 26, 1995 on its senior secured debt, the $16.9 million interest payment scheduled for May 1, 1995 on its 15% Notes, and the $1.6 million interest payment scheduled for July 17, 1995 on the 13.875% Debentures, as well as certain financial covenant violations, and the cross-default provisions of the other debt agreements. In addition, the Company will continue to defer payment of the quarterly dividends on the Company's 8.25% cumulative convertible exchangeable preferred stock until a restructuring of its debt is completed.

During the first nine months, Anacomp repaid $38.0 million of Term, Series A and Series B debt with proceeds from sale-leaseback transactions of data service center equipment and certain other assets ($14.5 million), drawdowns on the revolving credit lines ($17.7 million), and available cash reserves ($5.8 million).

Anacomp's working capital at June 30, 1995, excluding the current portion of long-term debt, amounted to $28.7 million compared to $51.0 million at September 30, 1994. As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities decreased to $5.2 million for the first nine months compared to $19.2 million in the comparable prior period, due to relatively higher levels of inventory and prepaid expense and to the net loss for the period. Net cash provided by investing activities increased to $4.2 million in the current period, compared to net cash used in investing activities of $19.8 million in the comparable prior period, primarily as a result of the sale and leaseback of data service center equipment and reduced payments to acquire companies.
Net cash used in financing activities increased as a result of the debt paydowns described above.

The Company is highly leveraged, although its cash flow from operations historically has been sufficient to cover payments of interest and principal of its outstanding indebtedness. Certain recent developments, however, have had material adverse effects on the Company's short-term liquidity and the Company's ability to service its debt.

Although revenues for the Company's core micrographic business had been declining over the last several fiscal years, the Company believed that these declines would stabilize. In addition, the Company sought to increase revenue through opportunities related to the consolidation of the micrographics industry, the development of new micrographics and digital products and services such as the DS 300, VELLOS, XSTAR and XCF and AFP capabilities, and the investment in emerging digital technologies.

Based on this growth strategy, in March 1995, Anacomp attempted to refinance certain of its existing indebtedness through a public offering of $225.0 million of Senior Secured Notes. The new notes would have deferred an aggregate of $153.0 million in scheduled principal payments in fiscal years 1995 through 1998, resulting in increased liquidity and cash for product development. Anacomp was unable to complete the refinancing and announced the withdrawal of the proposed offering on April 6, 1995.

As a result of the withdrawn offering and weaker than anticipated second quarter results, including disappointing sales performance for the Company's new products, the Company did not have sufficient cash available to make both its $20.0 million scheduled principal payment due April 26, 1995 on its senior secured debt and the $16.9 million scheduled interest payment due May 1, 1995 on its 15% Notes. The Company sought an agreement with its senior secured lenders to reschedule its April 26, 1995 principal payment but was unable to obtain such an agreement. As a result of the foregoing, the Company has ceased making principal payments on its senior and subordinated debt and interest payments on its subordinated debt. Accordingly, this indebtedness has been classified as current in the accompanying Condensed Consolidated Financial Statements. The Company has continued to make monthly interest payments to its senior secured lenders.

The Company has been engaged in continuous efforts since May 1995 to formulate a restructuring plan to satisfy its various investor constituencies. Such efforts have included the retention of Smith Barney Inc. to assist in the restructuring process and the development by the Company of a new business plan and strategy to address the Company's current financial situation and disappointing recent financial performance.

On August 14, 1995, the Company presented a restructuring proposal to certain of the Company's senior secured lenders and holders of its 15% Notes who agreed to treat such information as confidential. Under the terms of the proposal, trade creditors will continue to be paid under normal trade terms. If agreement upon a consensual restructuring plan is reached, the Company presently intends to incorporate the plan in a "prepackaged" plan of reorganization to be filed under Chapter 11 of the United States Bankruptcy Code. There can be no assurances that the restructuring proposal as presented will be agreed to by the Company's creditors. As previously reported, if an agreement is not reached, a non-prepackaged Chapter 11 Bankruptcy proceeding is likely.

Despite the missed principal and interest payments on its indebtedness, the Company believes that it has sufficient liquidity from operations to conduct the business while negotiating with its senior secured lenders and other debt holders.

                        ANACOMP, INC. AND SUBSIDIARIES

                          PART II:  OTHER INFORMATION



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES


    On April 6, 1995, Anacomp defaulted on the payment of its Senior Secured Debt. See "Liquidity and Capital
    Resources".

                                                         PAGE NUMBER

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits


          (11)  Computation of Earnings per Common Share.              22

          (18)  Change in Accounting Principle.                        24

          (27)  Financial Data Schedules.
                (Required for electronic filling only)

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



ANACOMP, INC.




   /s/ Donald L. Viles
Donald L. Viles
Vice President and
Chief Accounting Officer



Dated this 14th day of August, 1995