Form 10-K
period 1995-09-30
ANACOMP INC
filed 1996-01-16
CIK 6260

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended September 30, 1995       Commission File Number 1-8328

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

                                                       Name of each exchange
Title of each class                                      on which registered
Common Stock, $.01 par value...........................  New York, Chicago
Common Stock Purchase Rights...........................  New York, Chicago
13.875% Convertible Subordinated Debentures due
  January 15, 2002 ....................................  New York
Common Share Warrants..................................  Chicago

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this form 10-K. [ ].
     The aggregate market value of voting stock held by non-affiliates of the registrant as of January 8, 1996: Common stock par value $.01 per share, $10,129,126.

     Common Stock outstanding as of January 8, 1996 was 46,304,575.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                     None

PART I
ITEM 1. BUSINESS
A.  General

Anacomp, Inc. ("Anacomp" or the "Company") is the world's leading full - service provider of micrographics systems, services and supplies with over 15,000 customers in over 65 countries. Micrographics is the conversion of information stored in digital form or on paper to microfilm or microfiche. Computer Output Microfilm ("COM") converts textual and graphical digital information at high speed directly from a computer or magnetic tape to microfilm or microfiche. The Company's fiscal 1995 revenue was $591.2 million and operating income (income before special and restructuring charges, interest, other income and income taxes) was $41.4 million.

Anacomp was incorporated in Indiana in 1968. By 1986, Anacomp had become, through acquisitions and internal growth, the leading company in the data service center segment of the micrographics industry.

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

B.  The Information and Image Management Industry

The Information and Image Management ("I & IM") industry consists of companies whose products and services store information in a compacted format. The trend toward increased emphasis on efficient management of information is driven by several factors. First, companies understand that effective information management is an important competitive advantage and allows them to better serve their customers. Second, the increasing amounts of data processing output and stored information have made cost-effective and flexible information management more important. Finally, information itself is coming to be viewed as a strategic corporate asset and managing this asset is therefore crucial.
The two major technologies applied in the I&IM industry are: (a) micrographics, which includes COM and source document micrographics and (b) electronic image management, which includes magnetic and optical technologies for both data and image storage and retrieval.

Micrographics

Micrographics is the conversion of information stored in digital form or on paper to microfilm or microfiche. Anacomp's primary micrographics business is the sale of COM services, systems, and related maintenance and supplies. COM is a sophisticated application of micrographics in which information is directly converted at high speed from magnetic or electronic forms to microfilm. COM systems, also known as COM recorders, create an image which is transferred to microfilm. During this process, the COM recorder organizes the information and inserts indexing, output formatting, titling and other retrieval aids tailored to specific customer applications.

COM recorders are data processing peripherals which record computer-generated data and graphics onto microfilm or microfiche at high speeds. COM was initially developed as an information management system that would reduce the cost and increase the speed of computer output by "printing" computer- generated data on microfilm. Since then, COM recorders have become a standard computer-output peripheral.

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

Source document micrographics relates to the broad range of photographic, mechanical and other technologies necessary to convert hard copy images to microforms and then to store, retrieve, duplicate and reproduce such images. Applications of source document micrographics include the transferring of paper copy to a microform for more cost- effective storage.

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

Anacomp's offerings in the electronic data and image management field include systems incorporating magneto optical disks for use in large, high output volume data centers, and CD-R storage systems intended for operations with only a few users. The Company is also a major manufacturer and distributor of magnetic storage media used by data processing operations, including open reel, 3480 cartridge and 3490E cartridge computer tape.

Anacomp, through its Image Conversion Services Division, provides data and image conversion services where original source documents or other human readable forms and images are scanned, digitized and stored in binary form on any of a variety of magnetic or optical storage media. This division was sold in November of 1995.

C.  Description of Business Units

Overview

Anacomp offers a full range of micrographics services and supplies, including (i) micrographics processing services to customers on an outsourcing basis through its 45 data service centers nationwide; (ii) micrographics systems for users who perform their own data conversion; (iii) consumable supplies and equipment for micrographics systems; and (iv) maintenance services for micrographics equipment. In fiscal 1995, micrographics accounted for 78% of Anacomp's revenues. Anacomp also is a leading manufacturer and distributor of a wide range of magnetics storage products including open reel tape, 3480 tape cartridges and 3490E tape cartridges. Magnetics generated 22% of the Company's revenues in fiscal 1995.

The table below sets forth Anacomp's revenues by product and service line for the periods indicated:

                                      Year Ended September 30,
                              1995              1994              1993
Micrographics:
  Services                $132,314  22%    $131,042   22%    $125,226   21%
  COM Systems               51,829   9       58,831   10       75,900   13
  Equipment and Supplies   190,571  32      204,511   35      233,120   38
  Maintenance               85,732  15       89,911   15       86,777   15
Magnetics                  128,353  22       98,816   17       72,703   12
Other                        2,390   0        8,488    1        6,482    1
                          $591,189 100%    $592,599  100%    $590,208  100%

With the appointment of P. Lang Lowrey III as President and Chief Operating Officer on May 15, 1995, Anacomp undertook a three-month planning process to reevaluate the Company's strategies in light of its current financial situation and the micrographics industry's future. The stated objective of this planning process was to transform Anacomp into a cash driven business focused on its balance sheet and debt-to-equity ratio. As a result of this thorough analysis of the Company and its markets, the Company adopted a new business strategy which focused on (i) reducing costs by centralizing administrative functions, merging numerous data service centers and offices, and reducing headcount; (ii) outsourcing or exiting low-margin, non-strategic businesses; and (iii) investing in high-margin products and services that are complementary to the Company's core micrographics business.

Products and Services

Micrographics Services

General

At present, COM services generate most of the Company's micrographics services revenues. In the future, the Company plans to generate additional revenue from a multitude of additional customer services including (i) Compact Disc-Recordable (CD-R) services, (ii) print and mail services, and
(iii) archival services offered through the Company's 45 data service centers in the United States. Anacomp's data service centers, which generally operate 24 hours per day every day of the year, receive on a daily basis thousands of magnetic tapes or direct computer transmissions from more than 8,000 customers. The data service centers then convert the information on these tapes to 16mm microfilm or to microfiche, which is a 4" x 6" microfiche card capable of storing up to 1,000 pages of computer output. Together these services comprise Anacomp's most profitable business line. Anacomp's objective is to protect this highly profitable business, while introducing complementary, high-growth services such CD-R output, print and mail, and archiving. The Company will market these new services as additional, not replacement, services to its core micrographics services. Pursuant to this strategy, Anacomp envisions selling each image it processes up to four times:

  Once to output the image to microfilm or microfiche for safe, long-term storage.

  Once to output the image to CD-R for short-term storage and frequent retrieval.

  Once to output the image to paper to be mailed directly to the clients' customers.

  Once to store the image for a customer at an Anacomp site for archival purposes.

The Company believes these additional services can be added at minimal cost by leveraging its existing production and sales infrastructure.

Anacomp currently has an estimated 25% market share of the approximately $440 million COM services business. COM services have been facing increased pricing pressure due to competitive market conditions. To combat declining prices, Anacomp completed installation of the XFP 2000 COM systems in all of its data centers in 1995, increasing the efficiency of COM production. Additionally, Anacomp will upgrade these systems with Anacomp-developed emulation software for IBM and Xerox laser print streams, which expand the potential market for COM services and command higher average prices than other COM output. Anacomp believes that these technological improvements will partially offset the declining pricing trends in COM services.

Anacomp also plans to use its existing data centers to expand into new markets, specifically CD-R, print and mail, and archival services.

With CD-R services, Anacomp outputs the customer's data from magnetic tape or computer file to a recordable compact disc. For most CD-R customers, Anacomp simultaneously records their data onto microfilm or microfiche. Anacomp introduced this service at a selected number of its U.S. data centers in fiscal 1995 and plans to expand this service during 1996.

Anacomp will introduce to its customers in fiscal 1996, print and mail services, which involves outputting customer data to paper usually on pre-printed forms then mailing the printed information directly to the customer's clients. Anacomp will also introduce archival services, which involves storing the customer's images at an Anacomp facility, to its customers in 1996. Both of these services are highly compatible with Anacomp's existing COM services business. Archival services presents a highly profitable new market for micrographics services since start-up costs will be held to a minimum by using available space within current Anacomp facilities.

In addition, Anacomp offers external facilities management ("XFM") services. In a typical XFM arrangement, Anacomp sells an XFP 2000 system to a customer who then pays Anacomp to operate and manage the customer's COM output. Anacomp charges the customer monthly fees based on the volume of COM products produced and also receives additional income from supplies and maintenance charges.

Customers and Distribution

Anacomp has a large customer base which has proved to be loyal to Anacomp in the past. Anacomp's micrographics services customers include a majority of the Fortune 500 companies, banks, insurance companies, financial service companies, retailers, healthcare providers and government agencies, such as Automatic Data Processing, Inc. ("ADP"), Citicorp, Electronic Data Systems Co. ("EDS"), General Electric Capital Corporation, The Home Depot, Inc. and IBM (none of which accounted for more than 5% of Anacomp's micrographic services revenues in fiscal year 1995). The typical service contract is exclusive, lasts one year with a one-year automatic renewal period and provides for usage based monthly fees, subject to increase on 30 days' notice. Approximately 75% of Anacomp's micrographics services customers are subject to contracts and more than 95% of such contracts are renewed annually.

Competitors

Data service center industry competition is primarily limited to service centers within a 50-mile radius of a customer because of the emphasis on rapid turnaround. Anacomp and First Image (which has 66 data service centers) are the two largest national data service center organizations with approximately 25% and 35% of the market, respectively. The remainder of the market is served by numerous small data service centers.

COM Systems

General

Anacomp is the world's leading manufacturer and distributor of COM systems (a $50 million market worldwide) offering a complete line of COM recorders, processors, duplicators and related software. Anacomp's installed base of COM systems, approximately 55% of those in use worldwide, is more than twice as large as its nearest competitor, and related sales of COM services and supplies to the installed base provide the Company with a recurring revenue stream that constitutes a significant portion of its annual revenues.

The XFP 2000, which is manufactured by Anacomp, is the most advanced COM recorder on the market and has enabled the Company to capture an estimated 75% of all new COM systems sold or leased. The XFP 2000 is faster and more reliable than previous COM recorders and, through its laser technology, has the capability to generate precise reproductions of any image. The Company sold or leased 153 new XFP 2000 systems in fiscal 1995 compared to 165 in 1994. Pursuant to an OEM agreement entered into in 1990, Kodak is obligated to purchase an additional 151 XFP 2000 systems by October 1997 or pay a cash penalty to Anacomp. In 1996, Anacomp will introduce an XFP 2000 (DragonCOM) for the Asian market which is capable of processing Chinese, Korean, Taiwanese, Japanese and other ideographic languages utilizing the popular IBM Advanced Function Presentation ("AFP") architecture. Anacomp intends to market the DragonCOM to customers in Asia given the great demand for micrographics in Asian countries, particularly China.

Anacomp also has developed two new software products that emulate IBM and Xerox laser print streams. AFP software developed in conjunction with IBM enables the XFP 2000 to process and image AFP formatted data streams used by IBM high-speed mainframe laser printers. Xerox Compatibility Feature ("XCF") software developed in partnership with Xerox enables the XFP 2000 to process the same data stream used by Xerox high-speed, high-volume laser printers. Anacomp believes these enhancement features will expand the potential market for COM output both by the sale of upgrade kits and additional XFP 2000 systems.

To minimize the costs associated with the production of COM systems, Anacomp has implemented a "build-to- order" philosophy for fiscal 1996. In 1996, the Company also plans to introduce a print-for-pay usage plan for competing U.S. service bureaus unwilling to purchase or lease XFP 2000 hardware. Under this plan, the Company will place XFP 2000 systems with competing service bureaus for little or no up-front cost to replace older generation COM recorders. Anacomp will generate revenues by charging the service bureau on a usage basis. Anacomp also expects this program to generate additional supplies and maintenance revenues.

Anacomp had offered two host output digital products XSTAR hardware and XSTAR software. The Company sold only one XSTAR hardware system in 1995 and going forward will put more focus on XSTAR software. The Company instead will focus on marketing XSTAR software. In addition, Anacomp seeks to establish strategic alliances with leading technology companies in order to gain access to digital technologies and reduce development time and expense. Anacomp's technological leadership in micrographics, large customer base and worldwide distribution network will continue to make it an attractive strategic alliance partner.

Customers and Distribution

Principal customers for the Company's COM systems include information intensive organizations such as banks, insurance companies, financial service companies, retailers, healthcare providers, manufacturers and government agencies, and non-Anacomp COM data service centers. Recent purchasers of the XFP 2000 include Aetna, American Airlines, Inc., AT&T Corp., Chemical Banking Corporation, CIGNA Corporation, Cincinnati Bell Inc., EDS, GTE Corporation, NYNEX Corporation, PepsiCo, Inc., the State of Washington, The Travelers Inc. and Westinghouse Electric Corporation. While the majority of COM systems are sold outright, the Company does offer customers various lease options.

International sales accounted for 41% of the Company's fiscal 1995 sales of COM system units. In foreign markets, Anacomp sells COM systems through wholly owned operating subsidiaries and, in countries in which Anacomp does not have a subsidiary, through dealers and agents. In 1994, Kodak became the Company's exclusive distributor in Asia (other than Japan) and Australia.

Competitors

The Company's primary competitors in the sale of COM systems are Agfa-Gevaert AG ("Agfa") and Micrographic Technology Corporation ("MTC"). Anacomp manufactures, on a private label basis, the COM systems sold by Kodak through an OEM agreement. In some instances, Anacomp and Kodak compete directly for the same COM system sales. Competition is based principally on product features, as well as on such factors as product quality, service and price. Anacomp sells approximately 75% of all new COM systems sold worldwide. Anacomp's large installed base is an important competitive advantage in the sale of new COM systems because changing from one manufacturer's COM system to another is difficult due to software conversion and operator training costs.

Micrographics Equipment and Supplies

General

Anacomp sells the most comprehensive line of micrographics supplies in the world, offering original halide film, duplicate film, chemicals for microfilm processing, paper and toners for reader/printers, micrographics lamps and bulbs, and other consumables. In addition to offering supplies, Anacomp designs, manufactures and markets a complete line of microfilm/microfiche readers and reader/printers. With the exception of proprietary wet and dry original halide film used in its XFP series of COM systems, many of these products have become only marginally profitable in recent years.

To increase profitability, Anacomp has signed an agreement to outsource the manufacture of readers and reader/printers beginning in fiscal 1996 as demand and margins for these products continue to decline. Additionally, the Company will cease production of the DS 300 (a PC-connected workstation introduced in 1993 that scans, digitizes and electronically converts micrographic images on demand) in 1996 after completing a build-out of inventory. These decisions resulted in a one-time write-off in 1995. However, Anacomp will continue to offer these types of products to its customers on a reseller basis beginning in 1996.

Anacomp is the exclusive supplier of proprietary wet and dry original halide film used in its XFP series of COM systems and of the proprietary dry original halide film for its X Series, an earlier generation of Anacomp COM systems. All original microfilm for Anacomp's COM systems is manufactured for Anacomp by Kodak in what the Company considers to be a proprietary package.

The proprietary film used in the XFP 2000 represents the only original COM film segment that is currently growing. The Company also believes it can maintain its market share of XFP 2000 dry film sales going forward because of the complexity of the manufacturing process, Anacomp's patents on its proprietary canister and the industry's interest in other segments of the film business.

Anacomp is the world's largest supplier of duplicate microfilm, which is used to create one or more additional copies of original microfiche and microfilm masters. The Company's share of this estimated $80 million world wide market is approximately 69%, which includes sales to its own data centers. The total market for duplicate film has declined as the ratio of duplicates to masters declines and as customers convert to digital technologies.

The cost of producing all microfilm products has risen because of the current worldwide shortage of polyester, which is the principal raw material for microfilm products. See "Business Raw Materials and Suppliers."

Customers and Distribution

Anacomp sells its consumable supplies directly to more than 90% of its worldwide installed base. In addition, the Company's indirect sales operation sells supplies to dealers and distributors throughout the United States.

Original microfilm sales of Anacomp include film sold for Anacomp's COM systems and for other manufacturers' COM systems, with film sold for Anacomp's systems representing the vast majority of original microfilm sales. Beginning in October 1994, Anacomp became the exclusive provider of duplicate film to First Image, Anacomp's primary competitor in the data service center business and one of the world's largest consumers of duplicate microfilm.

International sales in fiscal 1995 accounted for 29% of the Company's total micrographics supplies and equipment revenues. In foreign markets, Anacomp offers supplies through wholly owned operating subsidiaries and, in countries in which Anacomp does not have a subsidiary, through a network of dealers and distributors.

Competitors

For non-OEM sales of the XFP 2000, Anacomp is the exclusive supplier for original microfilm because of the proprietary nature of the film. Anacomp competes in sales of non-proprietary original microfilm with other manufacturers, including Agfa, Fuji Photo Film Co., Ltd. ("Fuji"), Kodak and Minnesota Mining & Manufacturing Company ("3M"). Anacomp's worldwide market share for this product is approximately 55%.

Anacomp is the world's largest supplier of duplicate microfilm with an estimated 70% share of the U.S. market and an estimated 65% share of the non-U.S. market. Anacomp's primary competitor in the duplicate microfilm market is Rexham Graphics Ltd. ("Rexham") with an estimated 31% share of the worldwide duplicate film market.

Anacomp has an estimated 33% of the micrographics supplies and equipment market in Europe and estimated 39% of the supplies and equipment market in the Americas (excluding the United States) and Asia. In Europe, the Company's primary competitors for micrographics supplies and equipment are Kalle Microfilm Division of Hoechst AG ("Kalle"), A. Messerli AG and Rexham. Its primary competitors in Japan are Kodak and Fuji.

Maintenance Services

General

Anacomp provides 24-hour a day maintenance services through approximately 800 service employees operating in various countries worldwide. In such countries, Anacomp maintains approximately 2,190 of the COM recorders in use. Increased maintenance margins usually result from incremental COM systems sold to the same customer site because the Company is able to provide maintenance without adding maintenance centers or a significant number of personnel. COM maintenance services are facing increased pressure with the improved capacity and efficiency of the XFP 2000 resulting in reduced maintenance revenues as customers are able to process more volume on fewer COM systems. However, Anacomp believes that operating margins will benefit from sales of additional XFP 2000 systems because XFP 2000 systems require less maintenance than older COM systems. The Company also believes additional maintenance services for AFP and XCF enhancement upgrades to the XFP 2000 should partially offset this decline. Additionally, Anacomp plans to continue adding selected non-micrographics products to its service base while its maintenance organization in 1996 to reduce costs.

Customers and Distribution

Anacomp's maintenance services division, the U.S. Field Operations department, encompasses the Company's maintenance services operations in the United States as well as a field support group for the Company's data service centers. This department consists of 516 field service engineers and managers who provide geographic coverage through ten districts in the United States. Anacomp provides maintenance services primarily to its installed base of COM systems, although the Company has begun to service non-Anacomp COM systems and selected data processing products. As part of a September 1993 agreement between Anacomp and First Image, Anacomp became First Image's exclusive COM system maintenance provider nationally. Anacomp's standard maintenance contract is an exclusive, two-year contract with an automatic two-year renewal period. The prices under a standard maintenance contract are fixed for nine months and thereafter are subject to up to 10% annual increases upon 90 days' notice. Maintenance contracts on the XFP 2000 also provide for incremental charges for every image over a certain number of images processed.

To reduce costs, Anacomp will reduce maintenance headcount and operating expenses. In addition, Anacomp is reducing field support costs by consolidating its hardware and software analysts. Anacomp also has consolidated its two U.S. customer service centers for micrographics customers to its Poway, California facility. The Company expects the synergies created by this consolidation to improve customer support while also reducing costs.

International operations accounted for 38% of the Company's maintenance revenues in fiscal 1995. COM systems sold directly in foreign markets are maintained by Anacomp employees operating through Anacomp's foreign
subsidiaries.   COM systems sold in foreign markets through distributors are generally maintained by the employees of such distributors.

      12Competitors

Historically, competition in maintenance has been limited as most customers tend to use the maintenance services of the vendor that installed their system, though some customers choose to employ in-house maintenance staffs. Thus, revenues are primarily a function of new COM system sales and the size of the installed base.

Anacomp has the infrastructure to compete for service contracts on other COM products or selected data processing products, and the Company is actively seeking such business. In March 1992, Anacomp acquired the COM maintenance service operations of TRW Inc. ("TRW"), the last major third party provider of such services. The TRW operations were integrated into Anacomp's existing maintenance organization. These operations expanded the Company's maintenance service base and created new opportunities for COM system and supplies sales.

Anacomp's COM maintenance market share is approximately 65% in the United States, 50% in Europe and 15% in the Americas (excluding the United States) and Asia.

Magnetics

General

Anacomp manufactures, sells and distributes a broad range of magnetics products such as open reel tape, 3480 data tape cartridges, TK 50/52 "CompacTape" data tape cartridges and 3490E data tape cartridges. Anacomp is the world's largest manufacturer of half-inch tape products, which includes 3480 and 3490E tape cartridges, open reel tape and CompacTape. However, with the exception of 3490E cartridges, Anacomp has faced declining demand for these products along with steady increases in raw material costs, particularly polyester.

To address these overall trends, the Company plans to cut costs aggressively in fiscal 1996. Anacomp also believes it can offset expected cost increases with higher market prices in selected product lines, particularly open reel tape and 3480 cartridges. Additionally, continued synergies from Anacomp's acquisition in 1994 of Graham Magnetics along with the Company becoming a distributor of Memorex branded magnetic media products is projected to partially offset market trends.

Anacomp also is seeking new applications and markets based on its magnetics coating capacity. In 1995, Anacomp introduced voice logging tape and instrumentation tape. Voice logging tape is used by brokerage companies, "911" emergency service providers and other entities to record telephone conversations. Instrumentation tape is used by various government agencies to measure and record sensitive data. Both of these products cost little to develop since they use a slightly modified version of tape already manufactured for other magnetics products. In 1996, Anacomp plans to use magnetics coated media to manufacture transfer tape, which is found on the back of charge and credit cards. Each of these new products will cost little to introduce and will absorb a substantial amount of fixed factory costs. Anacomp is actively seeking partnerships that will enable the Company to participate in the next generation of magnetics media products including half-inch metal particle tape.

Due to decreasing demand and falling prices, Anacomp ceased production of "cookies," which are the magnetic media used in manufacturing flexible (or "floppy") diskettes. As a result, Anacomp closed its Omaha, Nebraska facility in October 1995, absorbing a one-time shut-down charge in fiscal 1995.

To reduce costs, the Magnetics Group's senior management has been reduced 30% through the creation of a European organization and a U.S. &
Asia/Pacific organization. In October 1995, Anacomp closed its Bedford, Texas office, reducing headcount significantly and consolidating the remaining functions into existing Anacomp facilities in Atlanta, Georgia and Grand Prairie, Texas.

Customers and Distribution

Anacomp primarily sells its magnetics products through its worldwide distributor and dealer network and, to a lesser extent, through parts of its 196-person direct sales force. In addition, the Company also manufactures its open reel, 3480 and 3490E tape products on an OEM basis for internationally recognized brands. Anacomp markets its products under the "Dysan," "StorageMaster," "Memorex" and "Graham" trademarks.

Competitors

Anacomp has no significant competitors with respect to the manufacture of open reel tape, and its worldwide market share is estimated at 92%. Anacomp competes with 3M and BASF AG in the sale of open reel tape, 3480 and 3490E data cartridges. Anacomp's worldwide market share for 3480 and 3490E data cartridges is estimated to be 38% and 35%, respectively.

D.  Sales Force

The Company employs 225 salespeople worldwide. The Company maintains three separate domestic sales forces: (i) the U.S. Group, which employs 127 salespeople, is comprised of 10 regions responsible for sales of micrographics and CD-R services, COM systems and related maintenance services, supplies and equipment, sales of digital products and direct sales of magnetics products; (ii) the Strategic Partners Group responsible for sales to competitive service bureaus and government agencies as well as spearheading the Company's new telemarketing efforts; and (iii) the Magnetics Division responsible for sales of magnetics products to dealers and distributors.

Anacomp employs 64 salespeople who sell to customers located abroad. In countries in which Anacomp does not have a subsidiary, the Company sells through approximately 100 distributors and agents.

E.  Raw Materials and Suppliers

Polyester is the principal raw material used in the manufacture of microfilm and magnetic media products. Anacomp believes that the recent worldwide shortage of polyester is likely to continue, and that the cost of polyester-based products will continue its recent increases over the next several years. To date, Anacomp has had little success in it efforts to limit the amount of the cost increases that its microfilm and magentics polyester vendors have imposed upon the Company. Anacomp is uncertain whether it can pass along to its film customers all of the cost increases that it has experienced and may in the future experience. Anacomp's inability to do so could adversely affect the Company's profitability.

In October 1993, SKC purchased Anacomp's Sunnyvale, California duplicate microfilm facility and entered into a ten-year supply agreement (the "Supply Agreement") with Anacomp pursuant to which SKC became the Company's sole duplicate microfilm supplier. In connection therewith, SKC invested several million dollars to consolidate and to enhance the Sunnyvale facilities in order to improve both productivity and film quality. SKC's duplicate film production is dedicated exclusively to Anacomp, and during fiscal 1995 Anacomp purchased approximately 490 million square feet of duplicate microfilm from SKC, costing approximately $40.0 million. In connection with the Supply Agreement, SKC also provided Anacomp with a $25.0 million trade credit facility (secured by up on $10.0 million of inventory sold to Anacomp by SKC) under which the Company is currently in default.

Pursuant to the Supply Agreement, SKC also provides Anacomp with a substantial portion of its polyester requirements for its magnetic media products. In fiscal 1995, Anacomp used more than 7.6 million pounds of polyester, costing approximately $13.7 million, in its magnetic business. While Anacomp could purchase certain of these magnetics polyester products from vendors other than SKC, SKC is currently the sole available source for polyester used by Anacomp to manufacture open reel tape. SKC's inability or refusal to supply this polyester in the future might force Anacomp to cease manufacturing open reel tape or other magnetics products, which would negatively impact Anacomp's profitability and prevent Anacomp from fulfilling its contractual obligations to its customers.

The Company's XFP 2000 COM recorder utilizes a proprietary, patented original film canister, and the original film used in that canister is supplied exclusively by Kodak. The Company also purchases from Kodak substantially all of Anacomp's requirements for original microfilm for earlier generation COM recorders manufactured by Anacomp and others, although the Company has from time to time purchased the original microfilm utilized in those older COM systems from other vendors.

F.  Research and Development

Anacomp plans to reduce engineering costs substantially by shifting away from the research and development of various micrographics products.
Anacomp will finish the development of its DragonCOM product and its AFP print stream emulation software, but will focus research and development on new digital products. Additional cost reductions are planned, including the continued downsizing of the engineering staff located at the Company's principal manufacturing facility in Poway, California. These cost cutting initiatives will drastically cut overall engineering and research and development costs in fiscal 1996 compared to previous years.

Anacomp owns various patents and licenses covering aspects of its products and production processes, as well as proprietary trade secret information with respect to such products and processes. While Anacomp believes that the protection provided by these patents, licenses and proprietary information is important to the Company, it also believes that of equal significance is the knowledge and experience of its management and personnel and their abilities to develop and market the Company's products and to provide value-added services in connection with such products.

G.  Employees and Labor Relations
As of October 1995, Anacomp employed approximately 3,600 people who were engaged in management, sales and services, manufacturing, computer and micrographics operations. In October 1994, Anacomp employed approximately 4,400 people.

H.  Industry Segment and Foreign Operations

As discussed in Note 1 to the Consolidated Financial Statements, Anacomp operates in a single business segment - providing equipment, supplies and services for information management, including storage, processing and
retrieval.   Financial information concerning the Company s operations in different geographical areas is included in Note 19 to the Consolidated Financial Statements.

ITEM 2.  PROPERTIES

Anacomp's principal administrative headquarters is located at 11550 North Meridian Street in Carmel, Indiana (a suburb of Indianapolis). In 1992, the Company opened a new manufacturing and operations center in Poway, California, near San Diego. The facility consolidated one-fourth of Anacomp's work force and ten separate manufacturing facilities into one facility. Micrographics manufacturing, engineering, micrographics customer service, marketing and product maintenance facilities are all located in Poway. Additionally, sites in Europe and the United States have been targeted for consolidation to reduce overhead and travel expenses.

Anacomp's magnetics manufacturing facilities are located in Graham, Texas and Brynmawr, Wales. During 1994, Anacomp's Graham and Brynmawr facilities received international recognition for quality standards, earning International Standards Organization ( ISO ) 9002 certification. Anacomp's Poway facility earned ISO 9002 certification in September 1995. The following table indicates the square footage of Anacomp's facilities:
      15
                        Operating        Other       Corporate
                       Facilities     Facilities    Facilities      Total
United States:
  Leased..............  702,448        343,349        76,115      1,121,912
  Owned...............  147,420         15,630            --        163,050
                        849,868        358,979        76,115      1,284,962

International:
  Leased..............  143,834             --            --        143,834
  Owned...............  145,000             --            --        145,000
                        288,834             --            --        288,834

      Total...........1,138,702        353,979        76,115      1,573,796

Other Facilities consists primarily of leased space from abandonded facilities and property held for sale. Approximately 109,246 square feet of the Other Facilities have been sublet to others and an additional 249,733 square feet is vacant as of September 1995. Anacomp also leases standard office space for its sales and service centers in a variety of locations. Anacomp considers its facilities adequate for its present needs and does not believe that it would experience any difficulty in replacing any of its present facilities if any of its current agreements were terminated.

ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries are potential named defendants in several lawsuits and claims arising in the ordinary course of business. While the outcome of such claims, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that such liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the financial statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A  VOTE OF SECURITY HOLDERS

No matters were submitted during the three months ended September 30, 1995, to a vote of Anacomp s security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

Market, holder and dividend information concerning the Company's common stock appears on page A-2 of this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data appear on page A-2 of this Annual Report on Form
10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations appear on pages A-3 to A-9 of this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary financial information appear on pages A-10 to A-37 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There are no changes in or disagreements with accountants on accounting and financial disclosures.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The current executive officers and directors of the Company and their ages (as of November 30, 1995) and positions are listed below:

Name                    Age  Position
P. Lang Lowrey III      42  President, Chief Executive Officer and Director
Jack R. O'Donnell        65  Executive Vice President, Treasurer and Chief
                           Financial Officer
William C. Ater          55  Vice President and Chief Administrative Officer
K. Gordon Fife           50  Vice President -- Tax
Donald L. Viles          49  Vice President and Controller
Hasso Jenss              52  President -- European Group
Thomas W. Murrel         55  President -- Anacomp Worldwide Operations Group
Michael H. Riley         48  President -- Strategic Partners Group
Gary M. Roth             53  President -- International Group
Thomas R. Simmons        48  President -- U.S. Group
Peter Williams           43  President -- Magnetics Group
Clark A. Johnson         64  Director
Richard E. Neal          70  Director
Roger S. Palamara        49  Director
Paul G. Roland           61  Chairman of the Board
Frederick W. Zuckerman   61  Director

The Company has experienced several recent changes in senior management. On May 15, 1995, P. Lang Lowrey III replaced Mark Woods as President and Chief Operating Officer and member of the Board of Directors.

In addition, Louis P. Ferrero's contract as Chief Executive Officer expired, effective September 30, 1995. Mr. Ferrero left his position as Chairman of the Board on November 9, 1995. Mr. Lowrey was appointed Chief Executive Officer on October 1, 1995. Mr. Roland was elected Chairman of the Board on November 9, 1995.

In connection with the development of the New Operating Plan, Anacomp reorganized its corporate structure, forming six new divisions with the president of each division reporting to Mr. Lowrey.

The business experience of the above officers and directors for the past five years is described below. Each executive officer is elected for a term of one year and holds office until his successor is chosen and qualified or until his death, resignation or removal.

P. Lang Lowrey III was elected President and Chief Operating Officer in May 1995 and subsequently assumed the duties of Chief Executive Officer, effective October 1, 1995. Prior to that, he served as Vice President -- Magnetics Group from November 1992 to May 1995. He served from October 1990 to October 1992 as Vice President -- Worldwide Marketing Division. He was Vice President -- MultiproduX Division from December 1987 through September 1990.

Jack R. O'Donnell joined Anacomp in March 1992 as Executive Vice President, Treasurer and Chief Financial Officer. Prior to joining Anacomp, Mr. O'Donnell was an office managing partner with Arthur Andersen LLP. Effective December 31, 1995, Mr. O'Donnell will be leaving his employment with the Company.

William C. Ater was elected Vice President and Chief Administrative Officer in February 1988. He has served as Secretary since March 1985.

K. Gordon Fife was elected Vice President of Tax in October 1985.

Donald L. Viles was elected Vice President and Controller of Anacomp in October 1985.

Hasso Jenss was elected President of the newly formed European Group, effective October 1, 1995. Previously, Mr. Jenss served as Vice President -
- European Micrographics from November 1993 to September 1995. Prior to that, he served from October 1989 to October 1993 as Managing Director of Anacomp's German subsidiary.

Thomas W. Murrel was elected President of Anacomp's new Worldwide Operations
Group, effective October 1, 1995.   Previously, Mr. Murrel served as Vice
President and General Manager of Poway Operations from January 1993 to September 1995. Prior to that, he served from February 1988 to December 1992 as Vice President -- Maintenance Division.

Michael H. Riley was elected President of the newly formed Strategic
Partners Group, effective October 1, 1995.   Previously, Mr. Riley served as
Vice President, Product Development and Marketing from November 1994 to September 1995. From January 1993 to November 1994, he served as Vice President, Product Planning and Marketing. Prior to that, he served from 1990 to 1992 as Vice President of Information Systems Marketing and from 1989 to 1990 as Director of Product Management.
Gary M. Roth was elected President of the newly formed International Group, effective October 1, 1995. Previously, Mr. Roth served as Vice President, Americas/Asia Division from November 1992 to September 1995. From October 1991 to October 1992, he served as Manager, LAAP/Canada Operations. From October 1988 to October 1991, he served as Vice President -- Data Systems Division. From July 1982 to October 1988, he served as Regional Vice President -- COM Services Division.
      18Thomas R. Simmons was elected President of the newly formed U.S.
Group, effective October 1, 1995. Previously, Mr. Simmons served as Vice President, Direct Sales Division -- East from November 1994 to September 1995. Prior to that, he served as Vice President -- Information Systems Division from November 1991 to November 1994. He served from 1987 to 1991 as Vice President -- Micrographics Services Division.

Peter Williams was elected President of the Magnetics Group, effective October 1, 1995. Previously, he served as General Manager of the Magnetics European Group from 1993 to September 1995. Prior to that, he served from 1990 to 1993 as Vice President, Wales Operations -- Magnetics.

Clark A. Johnson has served as a director since 1991. Mr. Johnson joined Pier 1 Imports in 1985 as President and Chief Executive Officer and was elected Chairman and Chief Executive Officer in 1988. Mr. Johnson also is a director of Albertsons, Inc., Actava, Inc., Heritage Media Corp., and InterTAN, Inc.

Richard E. Neal has served as a director since 1984. Mr. Neal retired as an Executive Vice President of the investment banking firm of City Securities Corporation in Indianapolis, Indiana in June 1994, a position which he held for more than the prior five years.

Roger S. Palamara has served as a director since 1983. Mr. Palamara has been Vice President of Bank One, Indianapolis, N.A., in charge of its
International Services Department, since June 1984.

Paul G. Roland was elected Chairman of the Board on November 9, 1995. He has served as a director since 1984. Mr. Roland has been a partner with the law firm of Ruckelshaus, Roland, Hasbrook & O'Connor for more than the past five years.

Frederick W. Zuckerman has served as a director since 1990. Mr. Zuckerman is a private investor and a partner in the firm of Zuckerman & Firstenberg, an investment banking/financial advisory organization. Mr. Zuckerman served as Vice President and Treasurer of IBM from September 1993 until January 1995. Prior to that, he was Senior Vice President and Treasurer of Nabisco, Inc. from February, 1991. Prior to that, he was an independent consultant and professional director. From 1981 until September 1990, he was Corporate Vice President and Treasurer of Chrysler Corporation. Mr. Zuckerman is also a director of Meditrust, Inc., The Singapore Fund, The Turner Corporation, The Japan Equity Fund, NVR, Inc., Pantone, Inc., Caere Corporation and Olympic Financial, Ltd.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Act of 1934 requires the Company s directors and executive officers, and persons who own more than ten percent of the Company s stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company s executive officers and directors, the Company believes that, during the fiscal year ended September 30, 1995, all Section 16(a) filings were made on a timely basis.
      19ITEM 11.  EXECUTIVE COMPENSATION
The following Summary Compensation Table sets forth as to the Company's Chief Executive Officer and the other four most highly compensated executive officers all compensation awarded to, earned by, or paid to said individuals (the "Named Executive Offices") for all services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended September 30, 1995, 1994 and 1993, except as may otherwise be specifically noted.

                                            Summary Compensation Table



                                                   Annual Compensation               Long-Term Compensation Awards
                                                                                      Stock
                                       Fiscal   Salary     Bonus     Compensation    Options       All Other
Name and Principal Position             Year     ($)         ($)        ($) (1)        (#)       Compensation

Louis P. Ferrero,                       1995   $500,000   $      0        --               0     $1,844,253 (2)(3)
  Chairman and Chief                    1994    500,000    260,061        --               0         53,122 (4)
  Executive Officer                     1993    500,000    347,735        --         300,000         68,012 (4)
  (Separated as of 9/30/95)
P. Lang Lowrey III,                    1995    289,692     87,750        --         375,000              0
  Vice President,                       1994    147,500    180,836        --               0              0
  Magnetics Group                       1993    147,500    130,243        --          80,000              0
  President and Chief Operating
  Officer (as of 5/15/95); Chief
  Executive Officer (as of 10/1/95)
J. Mark Woods,                          1995    246,808     30,000        --               0        949,000 (5)
  President and Chief                   1994    250,000    229,500        --               0          1,000 (4)
  Operating Officer                     1993    250,000    219,250        --         200,000          1,000 (4)
  (Separated as of 5/15/95)
Thomas R. Simmons,                      1995    206,500     66,374        --               0          1,680 (6)
  Vice President, Direct                1994    147,500    137,011        --               0          2,082 (4)(6)
  Sales Division - East                 1993    147,500    153,892        --         100,000          1,000 (4)
Jack R. O'Donnell                       1995    224,000     31,954        --               0              0
  Executive Vice President,             1994    160,000    170,331        --               0              0
  Treasurer and Chief                   1993    160,000    161,080        --          50,000              0
  Financial Officer
Hasso Jenss,                            1995    172,771     72,006        --               0              0
  Vice President                        1994    109,224     87,553        --               0              0
  European Micrographics                1993         --         --        --               0              0

(1) The aggregate amount of perquisites and other personal benefits, securities or property, given to each Named Executive Officer valued on the basis of aggregate incremental cost to the Company did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus for each such officer during fiscal 1995, 1994 and 1993.

(2) $1,829,717 of this amount represents a severance payout to Mr. Ferrero pursuant to the terms of his employment agreement, the terms of which are set forth below in the Employment Contracts section of this 10-K, as well as a $30,000 consulting fee for consulting services rendered for the period October through December 1995. Mr. Ferrero's outstanding loan of $1,087,000 was repaid to the Company out of this payout and substantially all of the balance of the severance payment was withheld for federal tax purposes.

(3) $54,536 of this amount represents the imputed interest in 1995 ($52,122 in 1994 and $67,012 in 1993) on Mr. Ferrero's loan from the Company. The interest is calculated on the basis of the applicable federal rate computed by the Internal Revenue Service.

(4) These figures include the following contributions made by the Company to the Anacomp Savings Plus Plan for fiscal 1994 and fiscal 1993: for Mr. Ferrero, Mr. Woods and Mr. Simmons, $1,000 each per year.

(5) This amount represents a severance payout to Mr. Woods pursuant to the terms of his employment agreement, the terms of which are set forth below in the Employment Contracts section of this Prospectus.

(6) $1,680 represents the imputed interest in 1995 ($1,082 in 1994) on Mr. Simmons' loan from the Company. The interest is calculated on the basis of the applicable federal rate computed by the Internal Revenue Service.

Stock Options

As indicated in the Summary Compensation Table, stock option grants were made to one of the Named Executive Officers during fiscal 1995. The following table sets forth additional information concerning said grants during fiscal 1995. (See next page)

                                                  OPTIONS GRANTS IN FISCAL 1995

                                     % OF TOTAL                                            POTENTIAL REALIZABLE VALUE AT ASSUMED
                                       OPTIONS                GRANT-DATE                        ANNUAL RATES OF STOCK PRICE
                                      GRANTED TO   EXERCISE     MARKET                        APPRECIATION OF 10 YEAR OPTION
                                     EMPLOYEES IN    PRICE       PRICE     EXPIRATION                  TERM (2) (3)
                        GRANTED (#)    FISCAL YR     ($/SH)      ($/SH)       DATE           0% ($)     5%          10% ($)
                                                                                           $.6875     $ 1.1190    $  1.7824

Louis P. Ferrero              0              --           --          --           --          --           --           --

P. Lang Lowrey III      375,000(1)      27.6603%      $.6875      $.6875   05/14/2005      $   --     $161,812     $410,587

J. Mark Woods                 0              --           --          --           --          --           --           --

Thomas R. Simmons             0              --           --          --           --          --           --           --

Jack R. O'Donnell             0              --           --          --           --          --           --           --

Hasso Jenss                   0              --           --          --           --          --           --           --

(1) Of the 375,000 options granted, 25,000 vested on January 27, 1995, 145,000 vested on May 14, 1995; 105,000 vests one-third on 7/01/96, one-
     third on 7/01/97, and one-third on 7/01/98; 100,000 vests in 20,000 share increments for each $1 increase over the grant price.

(2) The figures shown are potential future undiscounted values based on actual option term and annual compounding at the applicable rate. Potential realizable value equals stock price at end of option term less exercise price, times the number of options granted.

(3) If the assumed annual rate of stock price appreciation of 0%, 5%, 10% per year should occur, the market value per share of Anacomp common stock at the end of the ten-year option term would be $.6875, $1.1190, or $.7824, as the case may be.

The following table sets forth information regarding all options exercised during fiscal 1995 or held at September 30, 1995 by the Named Executive Officers.

                 Aggregated Option Exercises in Fiscal 1995
                          and FY-End Option Values

                                                                 Value of
                                                 Number of      Unexercised
                                                Unexercised    In-the-Money
                        Shares                  Options at      Options at
                       Acquired                 FY-End (#)      FY-End ($)
                          on         Value      Exercisable/    Exercisable/
                     Exercise (#) Realized($)  Unexercisable   Unexercisable
Louis P. Ferrero         0            0       828,314/99,999       $0/$0
P. Lang Lowrey III       0            0      209,334/256,666       $0/$0
J. Mark Woods            0            0         497,525/0          $0/$0
Thomas R. Simmons        0            0       183,417/33,333       $0/$0
Jack R. O'Donnell        0            0       108,334/16,666       $0/$0
Hasso Jenss              0            0        18,235/8,000        $0/$0

(1) Based on the September 29, 1995 closing price of $.6875 on the New York Stock Exchange Composite Transactions of the Company's Common Stock.


Compensation of Directors

Directors who are not employees of the Company receive $1,000 for each directors' meeting attended, $750 for each committee meeting attended and an annual retainer of $20,000. Employee directors receive no fees. Under the Company's Stock Option Plans (1986 and 1987), directors are eligible to receive stock options in the amounts specified in such Plans. Mr. Zuckerman was paid $125,000 in fiscal 1995 for providing financial consulting services. Mr. Roland will receive additional compensation of $3,500 per month as Chairman of the Board, with a maximum total annual compensation of $75,000.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Board of Directors are Messrs. Johnson, Neal, Palamara, Roland and Zuckerman, none of whom are employees of the Company.

Employment Contracts

With the exception of Mr. Jenss, all of the Named Executive Officers are party to employment agreements with the Company. Set forth below is a brief description of each such agreement.

Louis P. Ferrero. As of October 1, 1992, Mr. Ferrero entered into a three-year Employment Agreement with the Company which expired on September 30, 1995. For fiscal year 1995, Mr. Ferrero's compensation plan included a base salary of $500,000 and a minimum annual bonus equal to 1.7% of the Company's net before-tax income. The Board of Directors decided not to renew Mr. Ferrero's Employment Agreement effective September 30, 1995. Pursuant to such Agreement, Mr. Ferrero was entitled to a severance allowance equal to his prior twenty-four months' compensation, including bonuses and benefits, if the Agreement was not renewed. The value of Mr. Ferrero's outstanding loan from the Company ($1,087,000) was subtracted from his severance allowance. Beginning October 1, 1995, the Company retained Mr. Ferrero as a consultant at a rate of $10,000 per month for a period of three months. Mr. Ferrero's Employment Agreement further provided that he will not compete with the Company for a period of thirty-six months following any termination of service.

P. Lang Lowrey III. Mr. Lowrey entered into a three-year Employment Agreement with the Company which expired on September 30, 1992. Such Agreement was renewed for a third one-year term which expired on September 30, 1995. However, the Agreement was amended effective May 14, 1995, in light of Mr. Lowrey's promotion to President, Chief Operating Officer and Director, and his base salary was increased to $350,000 as of that date.

Due to his promotion to Chief Executive Officer, effective September 24, 1995, Mr. Lowrey entered into an Amended and Restated Employment Agreement with the Company which expires on September 30, 1996. Such Agreement was further amended on November 30, 1995. Mr. Lowrey's compensation plan for fiscal year 1996 is comprised of a base salary of $450,000 and (i) an annual incentive bonus equal to one-half of one percent of the Company's pre-tax income for the year, and (ii) an annual stock-based bonus in the amount of $50,000 for each $1.00 increase in the closing sales price of the Company's Common Stock for the year, calculated by averaging the closing sales price of the Common Stock for the ten trading days ending on the last trading day of the fiscal year. Both bonuses shall be paid to Mr. Lowrey in shares of the Company's Common Stock in lieu of cash. Mr. Lowrey also will be paid a monthly bonus in cash equal to .0005 of the Company's monthly EBITDA, as defined in the Agreement.

Mr. Lowrey's Employment Agreement further provides that, in the event of a merger or consolidation where the Company is not the surviving company, or a transfer of all or substantially all of the Company's assets if the surviving or controlling company does not agree to be bound by the terms of the Employment Agreement, or a change in control of the Company or a discontinuation of the business by the Company, Mr. PLowrey will receive a severance allowance equal to his prior twenty-four months' compensation, including bonuses and benefits (collectively, the "Severance Allowance").
It is likely that a change of control under Mr. Lowrey's Employment Agreement will occur as a result of the Restructuring, entitling Mr. Lowrey to receive the Severance Allowance. If the surviving or controlling company agrees to be bound by Mr. Lowrey's Employment Agreement, Mr. Lowrey may nonetheless elect to treat the Employment Agreement as terminated and receive the Severance Allowance. In addition, Mr. Lowrey is entitled to the Severance Allowance if he is terminated by mutual agreement or without cause by the Company, if he deems a termination to have occurred due to a demotion, transfer, reduction in compensation or intentional interference by the Company with the performance of his duties, or if his Employment

Agreement is not renewed at the end of its current term or any extension thereof, or if Mr. Ferrero is replaced as the Chairman of the Board of Directors by someone other than Mr. Lowrey. At the time of Mr. Ferrero's resignation, Mr. Lowrey reserved (and the Board acknowledged) Mr. Lowrey's right under the Employment Agreement to resign and receive his Severance Allowance at any time thereafter.

Pursuant to his Employment Agreement, Mr. Lowrey received a retention bonus equal to $200,000 in November, 1995, in order to induce him to serve as Chief Executive Officer of the Company, to continue his employment for one year from October 1, 1995, and to accept a temporary transfer to Poway, California. If Mr. Lowrey receives at any time an incentive bonus in cash (as opposed to shares of the Company's Common Stock pursuant to (i) or (ii) above), then the amount of the retention bonus due will first be offset against the incentive bonus. If Mr. Lowrey's employment is terminated so that the Severance Allowance vests, then the amount of the retention bonus will first be offset against the Severance Allowance.

Mr. Lowrey also entered into a covenant not to compete with the Company for a period of one year following any termination of service. In consideration for entering into a covenant not to compete with the Company, Mr. Lowrey was granted options to acquire up to 375,000 shares of the Company's Common Stock. The terms of such options are described in the table above entitled "Option Grants in Fiscal 1995."

J. Mark Woods. On May 15, 1995, Mr. Woods' employment was terminated without cause by the Company. Pursuant to his Employment Agreement, Mr. Woods was entitled to a severance allowance equal to his prior twenty-four months' compensation, including bonuses and benefits. Such Agreement further provides that Mr. Woods will not compete with the Company for a period of two years following any termination of employment.

Thomas R. Simmons. Mr. Simmons entered into a three-year Employment Agreement with the Company which expired on September 30, 1995, and which was subsequently renewed for a one-year term expiring on September 30, 1996. He has also entered into a covenant not to compete with the Company for a period of two years following any termination of employment. Mr. Simmons' compensation plan for fiscal year 1996 includes a base salary of $206,500 and up to $88,500 in bonus payments. One-half of the bonus is based on the U.S. Group's attaining certain revenue and profit goals. If achieved, this bonus would be paid monthly and adjusted at fiscal year end. The other half of the bonus is paid at year-end only if the Company meets 100% of its profit objectives for the year.

Mr. Simmons' Employment Agreement provides that, in the event of a merger or consolidation or a transfer of substantially all of the Company's assets or a change in control of the Company, Mr. Simmons will receive a severance allowance equal to his prior twelve months' compensation if he is subsequently terminated without cause or if he deems a termination to have occurred due to a demotion, transfer or reduction in compensation. Mr. Simmons is also entitled to such severance allowance if he is terminated without cause by the Company or if he deems a termination to have occurred due to a demotion, transfer or reduction in compensation.

Jack R. O'Donnell. Mr. O'Donnell entered into a three-year Employment Agreement with the Company which expired on February 28, 1995, and which was subsequently renewed for a one-year term expiring on February 28, 1996. He has also entered into a covenant not to compete with the Company for a period of two years following any termination of employment.

Mr. O'Donnell's Employment Agreement provides that, in the event of a merger or consolidation or a transfer of substantially all of the Company's assets or a change in control of the Company, Mr. O'Donnell will receive a severance allowance equal to his prior twenty-four months' compensation if he is subsequently terminated without cause or if he deems a termination to have occurred due to a demotion, transfer or reduction in compensation.
Mr. O'Donnell is also entitled to such severance allowance if he is terminated without cause by the Company or if he deems a termination to have occurred due to a demotion, transfer or reduction in compensation.
Effective December 31, 1995, Mr. O'Donnell's employment with the Company will be terminated without cause. Pursuant to his Employment Agreement, Mr. O'Donnell received a severance allowance equal to his prior twenty-four months' compensation, including bonuses and benefits. Mr. O'Donnell and the Company have also entered into a two-month consulting agreement commencing January 1, 1996 pursuant to which Mr. O'Donnell will be paid $16,000 and will continue as the Company's Chief Financial Officer for that period.

Termination of Employment and Change of Control Arrangements

As discussed above, the Employment Agreements of Mr. Lowrey, Mr. Simmons and Mr. O'Donnell provide for certain payments in the event of a termination of employment or a change of control of the Company. Mr. Jenss is entitled to termination pay and other benefits as provided by applicable German labor laws.

BOARD OF DIRECTORS  COMPENSATION COMMITTEE REPORT ON
  EXECUTIVE COMPENSATION

The compensation policy of the Company, which is endorsed by the Committee, is that a substantial portion of the annual compensation of each executive officer relates to and is contingent upon the individual executive's performance. As a result, much of an executive officer's annual compensation is at risk, at target levels during fiscal 1995 amounting to approximately 30% of total cash compensation.

The executive officers performance for purposes of compensation decisions is measured under the annual bonus plan against goals established by the Chief Executive Officer and reviewed by the Committee at the start of the fiscal year. As a general principle during fiscal 1995, the bonus goals of the executive officers were tied 50% to a profit objective and 50% to a revenue objective, in most cases at levels incentivising the executive officer to achieve profit and revenue objectives higher than the prior year s actual results.

The Committee s goal is to set total cash compensation at levels required to attract and retain qualified persons in executive officer positions. To assist the Committee in this judgment, the Company has retained the services of an outside consulting firm which has compared levels of compensation of the Company s executive officers with compensation levels for officers of 21 other companies, primarily in the electronics, electrical equipment, precision instruments, and computer industries. The consulting firm has reported to the Company that the total compensation of the Company s executive officers is competitive, that is, on balance in the middle range of compensation levels of the companies in the comparison group.

The companies in the executive compensation comparison group are not the same as those included in the stock price performance graph following this report. The Committee believes the market for executive talent, and thus the companies appropriate for executive pay comparisons, are different from the companies that may be alternative investments for shareholders.

The compensation of the Chief Executive Officer for the fiscal year ending September 30, 1995 was determined pursuant to a three-year employment agreement entered into prior to October 1, 1992, the terms of which are set forth in the Executive Compensation section of this Proxy Statement. Accordingly, all Committee decisions for the fiscal year ending September 30, 1995 with respect to Chief Executive Officer compensation were made prior to the period covered by this Report.

Compensation Committee of the Board of Directors
  Clark A. Johnson
  Richard E. Neal
  Roger S. Palamara
  Paul G. Roland
  Frederick W. Zuckerman

PERFORMANCE GRAPH

Set forth below is a graph showing the five-year cumulative total return (assuming reinvestment of dividends) of the Company's Common Stock as compared with Standard & Poor's 500 Stock Index and the Standard & Poor's 500 Computer Software and Services Index (performance through September,
1995).

                                                            S&P COMPUTER
                                                            SOFTWARE AND
DATE           ANACOMP              S&P 500                   SERVICES
9/90           $100.00              $100.00                   $100.00
9/91           $162.50              $131.05                   $154.43
9/92           $162.50              $145.47                   $189.58
9/93           $143.75              $164.29                   $251.93
9/94           $150.00              $170.40                   $299.31
9/95            $34.35              $220.90                   $436.35

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of November 30, 1995, concerning beneficial ownership and percentage of total voting power of the Company's Common Stock on a fully-diluted basis by each director and Named Executive Officer, and each shareholder known by the Company to own beneficially more than 5% of each class of outstanding voting Common Stock. Except as otherwise indicated, each shareholder listed below has informed the Company that such shareholder has (i) sole voting and investment power with respect to such shareholder's shares of stock, except to the extent that authority is shared by spouses under applicable law and (ii) beneficial ownership with respect to such shareholder's shares of stock.

                                       Directors and Executive Officers
Common Stock
                                                         Percentage
Name                                   Shares           of Class Shares
P. Lang Lowrey III                       236,568(a)          0.5%
Louis P. Ferrero                       1,090,967(b)          2.4%
Clark A. Johnson                          30,000(c)          0.1%
Richard E. Neal                           68,505(d)          0.1%
Roger S. Palamara                         93,013(e)          0.2%
Paul G. Roland                            42,138(f)          0.1%
Frederick W. Zuckerman                    27,314(g)          0.1%
J. Mark Woods                            497,525(h)          1.1%
Thomas R. Simmons                        232,964(i)          0.5%
Jack R. O'Donnell                        154,502(j)          0.3%
Hasso Jenss                               39,210(k)          0.1%
All directors and executive officers   2,676,414(l)          5.8%
of the Company as a group (18 persons)

(a)  Includes 209,334 shares issuable upon the exercise of stock options.
(b) Includes 11,428 shares issuable upon the conversion of the Company's Old 13.875% Subordinated Debentures and 828,314 shares issuable upon the exercise of stock options.
(c)  Includes 20,000 shares issuable upon the exercise of stock options.
(d)  Includes 25,000 shares issuable upon the exercise of stock options.
(e)  Includes 25,000 shares issuable upon the exercise of stock options.
(f)  Includes 25,000 shares issuable upon the exercise of stock options.
(g)  Represents 27,314 shares issuable upon the exercise of stock options.
(h)  Represents 497,525 shares issuable upon the exercise of stock options.
(i)  Includes 183,417 shares issuable upon the exercise of stock options.
(j)  Includes 108,334 shares issuable upon the exercise of stock options.
(k)  Includes 18,235 shares issuable upon the exercise of stock options.
(l) Includes 11,524 shares issuable upon the conversion of the Company's Old 13.875% Subordinated Debentures and 2,220,370 shares issuable upon the exercise of stock options.

Preferred Stock

No officer or director of the Company owns any shares of Old Preferred
Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no relationships and related transactions that require disclosure.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The following financial statements and other information appear in Appendix A to this Annual Report on Form 10-K and are filed as a part hereof:

          Selected Financial Data.
          Market Price and Dividend Information.
          Management's Discussion and Analysis of Financial Condition and
            Results of Operations.
          Report of Independent Public Accountants.
          Consolidated Balance Sheets - September 30, 1995 and 1994. Consolidated Statements of Operations - Years Ended September 30,
            1995, 1994, and 1993.
          Consolidated Statements of Cash Flows - Years Ended September 30,
            1995, 1994, and 1993.
          Consolidated Statements of Stockholders' Equity (Deficit) - Years
            Ended September 30, 1995, 1994, and 1993.
          Notes to Consolidated Financial Statements.

      2. Financial Statement Schedules are not filed with this Annual Report on Form 10-K because the Schedules are either inapplicable or the required information is represented in the financial statements or notes thereto.

(b)       Reports on Form 8-K:

          During the quarter ended September 30, 1995, and prior to filing the Form 10-K, Anacomp filed no reports on Form 8-K.

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

          (c) Employment Agreement between Anacomp and Thomas R. Simmons, effective October 1, 1992. Incorporated by reference to Anacomp's Annual Report on Form 10-K for its fiscal year ended September 30, 1993.

          (d) Employment Agreement between Anacomp and Jack R. O'Donnell, effective March 1, 1992, incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1992.

          (e) Letter Agreement between Anacomp, Inc. and Louis P. Ferrero, dated September 3, 1991, incorporated by reference to

                Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1991.

          (f) Anacomp, Inc. Restricted Stock Bonus Plan, incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1985.

          (g) Anacomp, Inc. Deferred Compensation Plan, incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1985.

          (h) Anacomp, Inc. Stock Option Plan (1986), incorporated by reference to Anacomp's Proxy Statement dated February 3, 1986.

          (i) Anacomp, Inc. Stock Option Plan (1987), incorporated by reference to Anacomp's Proxy Statement dated January 5, 1987.

          (j) Anacomp, Inc. Stock Option Plan (1988), incorporated by reference to Anacomp's Proxy Statement dated January 12, 1988.

          (k) Anacomp, Inc. Stock Option Plan (1989), incorporated by reference to Anacomp's Proxy Statement dated January 13, 1989.

          (l) Anacomp, Inc. Deferred Stock Option Plan, incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1988.

          (m) Anacomp, Inc. Executive Deferred Compensation Plan, incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1988.

          (n) Amended and Restated Master Agreement dated as of March 22, 1993 among Anacomp, Inc., the Multicurrency Borrowers, the Lenders, the Multicurrency Lenders, the Series A Purchasers, the Series B Purchasers, The First National Bank of Chicago, as Multicurrency Agent, and Citibank, N.A. as Agent, Administrative Agent and Collateral Agent. Incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1993.

          (o) Multicurrency Credit Agreement dated as of March 22, 1993, among Anacomp, Inc., Anacomp, S.A., Xidex S.A.R.L., Anacomp GmbH, Xidex GmbH, Anacomp Italia SRL, Anacomp A.B., Anacomp Holdings, Ltd., Anacomp Ltd., and Xidex Ltd. Incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1993.

          (p) Consent dated as of March 22, 1993, among Anacomp, Inc., the Lenders, the Series A Purchasers, the Series B Purchasers, and Citibank, N.A. as Collateral Agent. Incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1993.

          (q) Credit Agreement dated as of October 24, 1990, among Anacomp, the Lenders party thereto and Citibank, N.A. as Agent. Incorporated by reference to Exhibit 28(b) to the October 31, 1990, Form 8-K.

          (r) Series A Senior Note Purchase Agreement dated as of October 24, 1990, among Anacomp, the Series A Purchasers party thereto and Citibank, N.A. Incorporated by reference to
                Exhibit 28(c) to the October 31, 1990, Form 8-K.

          (s) Amendment to the Credit Agreement and Series A Senior Note Purchase Agreement (both dated as of October 24, 1990) dated February 21, 1992, among Anacomp, the Lenders party thereto and Citibank, N.A. as Agent. Incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1992.

          (t) Amendment No. 3 to Credit Agreement, dated as of March 22, 1993, among Anacomp, Inc., the Lenders, and Citibank, N.A., as Agent. Incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1993.

          (u) Amendment No. 2 to Series A Senior Note Purchase Agreement, dated as of March 22, 1993, among Anacomp, Inc., the Series A Purchasers and Citibank, N.A., as Administrative Agent. Incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1993.

          (v) Series B Senior Note Purchase Agreement dated as of October 24, 1990, among Anacomp and the Series B Purchasers party thereto. Incorporated by reference to Exhibit 28(d) to the October 31, 1990, Form 8-K.

          (w) Amendment No. 1 to Series B Senior Note Purchase Agreement, dated as of March 22, 1993, among Anacomp, Inc. and the Series B Purchasers. Incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1993.

          (x) Amended and Restated Master Supply Agreement dated October 8, 1993, among Anacomp, SKC America, Inc. and SKC Limited. Incorporated by reference to Anacomp's Form 10-K Annual Report for the fiscal year ended September 30, 1993.

          (y) Stock Purchase Agreement dated as of April 8, 1994 between Anacomp, Inc and Graham Acquisition Corporation.
                Incorporated by reference to Anacomp's Form 8-K dated May 6,
                1994.

          (z) Amendment No. 1 to Amended and Restated Master Agreement dated as of July 1, 1994 among Anacomp, Inc., the Multicurrency Borrowers, the Lenders, the Multicurrency Lenders, the Series A Purchasers, the Series B Purchasers, the First National Bank of Chicago, as Multicurrency Agent, and Citibank, N.A. as Agent, Administrative Agent and Collateral Agent. Incorporated by reference to Anacomp s form 10-K Annual Report for the fiscal year ended September 30, 1994.

          (aa) Amendment No. 2 to Amended and Restated Master Agreement dated as of December 2, 1994 among Anacomp, Inc., the Multicurrency Borrowers, the Lenders, the Multicurrency Lenders, the Series A Purchasers, the Series B Purchasers, the First National Bank of Chicago, as Multicurrency Agent, and Citibank, N.A. as Agent, Administrative Agent and Collateral Agent. Incorporated by reference to Anacomp's form 10-K Annual Report for the fiscal year ended September 30, 1994

          (ab)* Lease agreement dated June 24, 1993 and Amendment No. 1 dated October 19, 1994 between Anacomp, Inc. and Com-Lease, Inc.

          (ac)* Amended and Restated Employment Agreement between Anacomp and P. Lang Lowrey III, effective September 24, 1995.

          (ad)* First Amendment to Amended and Restated Employment Agreement between Anacomp and P. Lang Lowrey III effective October 1, 1995.

          (ae)* Letter Agreement dated November 16, 1995 between Anacomp and
                P. Lang Lowrey III.

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

                                       By:   /s/ P. Lang Lowrey III
                                       P. Lang Lowrey III
                                       President, Chief Executive
                                       Officer, and Director
January 11, 1996

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated:  January 11, 1996               By:   /s/ P. Lang Lowrey III
                                       P. Lang Lowrey III
                                       President, Chief Executive
                                       Officer, and Director

Dated:  January 11, 1996               By:   /s/ Jack R. O'Donnell
                                       Jack R. O'Donnell, Executive Vice
                                       President, Treasurer and Chief
                                       Financial Officer

Dated:  January 11, 1996               By:   /s/ Donald L. Viles
                                       Donald L. Viles, Vice President
                                       and Controller

Dated:  January 11, 1996               By:  /s/ Clark A. Johnson
                                       Clark A. Johnson, Director

Dated:  January 11, 1996               By:   /s/ Richard E. Neal
                                       Richard E. Neal, Director

Dated:  January 11, 1996               By:   /s/ Roger S. Palamara
                                       Roger S. Palamara, Director

Dated:  January 11, 1996               By:   /s/ Paul G. Roland
                                       Paul G. Roland, Chairman of the Board

Dated:  January 11, 1996               By:  /s/ Frederick W. Zuckerman
                                       Frederick W. Zuckerman, Director

APPENDIX A


Annual Report on Form 10-K
Anacomp, Inc.

                                                               Page
Report of Independent Public Accountants.......................A-10
Consolidated Balance Sheets -- September 30, 1995 and 1994.....A-11
Consolidated Statements of Operations --
  Years Ended September 30, 1995, 1994 and 1993................A-12
Consolidated Statements of Cash Flows --
  Years Ended September 30, 1995, 1994 and 1993................A-13
Consolidated Statements of Stockholders' Equity (Deficit) --
  Years Ended September 30, 1995, 1994 and 1993................A-15
Notes to Consolidated Financial Statements.....................A-16

                                                  ANACOMP, INC. AND SUBSIDIARIES
                                                     SELECTED FINANCIAL DATA

The following Selected Financial Data should be read in conjunction with Item 1 - Business of Part I and the Notes to the
Consolidated Financial Statements.
(Dollars in thousands,                                                      Fiscal Year Ended September 30,
 except per share amounts)                              1995           1994            1993          1992           1991

Revenues . . . . . . . . . . . . . . . . . . . .    $ 591,189      $ 592,599      $ 590,208        $ 628,940      $ 635,361
Income (loss) before extraordinary credit and
 cumulative effect of accounting change  . . . .     (238,326)         6,955         11,691           18,221         18,105
Extraordinary credit . . . . . . . . . . . . . .           --             --          6,900            8,700         11,100
Cumulative effect on prior years of a change
 in accounting for income taxes. . . . . . . . .           --          8,000             --               --             --
Net income (loss). . . . . . . . . . . . . . . .     (238,326)        14,955         18,591           26,921         29,205

Earnings (loss) per common and common equivalent share:
    Income (loss), net of preferred stock
     dividends and discount accretion. . . . . .        (5.22)           .10            .22              .38            .38
    Extraordinary credits. . . . . . . . . . . .           --             --            .17              .21            .27
    Cumulative effect on prior years of a change
     in accounting  for income taxes . . . . . .           --            .17             --               --             --
    Net income (loss)  . . . . . . . . . . . . .        (5.22)           .27            .39              .59            .65

Earnings (loss) per common share assuming full dilution:
    Income (loss), net of preferred stock
     dividends and discount accretion. . . . . .        (5.22)           .10            .22              .38            .38
    Extraordinary credits. . . . . . . . . . . .           --             --            .17              .20            .26
    Cumulative effect on prior years of a change
     in accounting  for income taxes . . . . . .           --            .17             --               --             --
    Net income (loss). . . . . . . . . . . . . .        (5.22)           .27            .39              .58            .64

Cash dividends per common share. . . . . . . . .           --             --             --               --             --

Current assets . . . . . . . . . . . . . . . . .      175,193        214,129        218,011          244,434        238,222
Current liabilities  . . . . . . . . . . . . . .      578,857        208,313        187,082          198,685        203,259
Working capital. . . . . . . . . . . . . . . . .     (403,664)         5,816         30,929           45,749         34,963
Total assets . . . . . . . . . . . . . . . . . .      421,029        658,639        643,548          681,561        686,062
Long-term debt . . . . . . . . . . . . . . . . .           --        366,625        404,738          429,140        451,314
Redeemable preferred stock . . . . . . . . . . .       24,574         24,478         24,383           24,287         24,191
Stockholders' equity (deficit) . . . . . . . . .     (188,243)        49,756         13,799            8,290        (25,017)

                                                   MARKET PRICE AND DIVIDEND INFORMATION

Anacomp, Inc.'s common stock is traded on the New York and Chicago Stock Exchanges under the ticker symbol "AAC."

The high and low closing prices (as reported by NYSE) for the Company's common stock for each quarter during the last two fiscal years were as follows:

                                                       FISCAL YEAR 1995    FISCAL YEAR 1994

                                                         High       Low     High        Low
                             First Quarter             $ 2.88    $ 1.88   $ 4.13     $ 2.88
                             Second Quarter              2.38      1.75     4.13       3.50
                             Third Quarter               1.88       .56     4.25       3.00
                             Fourth Quarter               .94       .63     3.25       2.50

The Company's borrowing agreements prohibit the payment of cash dividends on common shares.

The number of stockholders of record as of January 8, 1996, was 9,270.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Although revenues for the Company's core micrographics business had been declining over the last several fiscal years, the Company believed that these declines would stabilize. In addition, the Company sought to increase revenue through opportunities related to the consolidation of the micrographics industry; the development of new micrographics and digital products and services such as the DS 300, VELLOS, XSTAR, and XCF and AFP capabilities; and investment in emerging digital technologies.

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

As a result of the withdrawn offering and weaker than anticipated second quarter results, including disappointing sales performance for the Company's new products, the Company did not have sufficient cash available to make both its $20.0 million scheduled principal payment due April 26, 1995 on the Old Credit Facilities and Old Senior Notes and the $16.9 million scheduled interest payment due May 1, 1995 on the Old Senior Subordinated Notes.

The Company sought an agreement with its Senior Secured Lenders to reschedule its April 26, 1995 principal payment but was unable to obtain such an agreement.

The Company currently is in default under substantially all of its debt agreements as a result of its failure to make $89.7 million principal payments scheduled for April 26, 1995 and October 26, 1995 on the Old Credit Facilities and Old Senior Notes (including $60.0 million relating to the revolving loan agreement which expired on October 26, 1995), the $34.1 million interest payments scheduled for May 1, 1995 and November 1, 1995 on its Old Senior Subordinated Notes, and the $1.6 million interest payment scheduled for July 15, 1995 on the Old 13.875% Subordinated Debentures, as well as certain financial covenant violations, and the cross-default provisions of the other debt agreements.

The Company has been engaged in continuous efforts since May 1995 to formulate a restructuring plan to satisfy its various investor constituencies. Such efforts have included the retention of various financial advisors to assist in the restructuring process and the development by the Company of a new business plan and strategy to address the Company's current financial situation and disappointing recent financial performance.

After months of discussions and negotiations with representatives of Anacomp's senior secured lenders and with unofficial committees representing the 15% Senior Subordinated Notes and the 13.875% and 9% Convertible Subordinated Debentures (the "Subordinated Debentures"), the Company reached an agreement in principle with an unofficial committee representing holders of the 15% Senior Subordinated Notes. On January 5, 1996, the Company filed a prenegotiated Plan of Reorganization ("Plan") with the U.S. Bankruptcy Court in Delaware under Chapter 11 of the Bankruptcy Code.

Pursuant to the Plan, (i) Anacomp's senior secured debt would be exchanged for senior secured notes with a three year maturity, mandatory sinking fund payments, and an interest rate of Libor plus 3.75%; (ii) the 15% Senior Subordinate Notes would be exchanged for $160.0 million in new 13% senior subordinated notes with a six year maturity and 92.5% of the new common stock to be issued by the Company; (iii) the Subordinated Debentures would be exchanged for 7.5% of the Company's new common stock and warrants to purchase 2.5% of the new common stock; (iv) the Preferred Stock would be exchanged for warrants to purchase less than 1% of the new common stock; and
(v) the existing common stock would be exchanged for warrants to purchase less than 1% of the new common stock. Under the terms of the Plan, trade creditors will continue to be paid under normal trade terms.

Certain representatives of Anacomp's senior secured lenders have indicated that they do not support the Plan. The Company continues to negotiate with all its lenders in an attempt to reach a consensual agreement. There can be no assurance that this prenegotiated Plan will be accepted by the Bankruptcy Court or all the necessary votes accepting the Plan will be obtained from the lenders. If an agreement is not reached, a non-negotiated Chapter 11 proceeding is likely to occur.

Results of Operations-Fiscal 1995, 1994 and 1993

General

Anacomp incurred a loss of $238.3 million for the year ended September 30, 1995 as compared to income of $15.0 million and $18.6 million for the year ended September 30, 1994 and 1993, respectively. Included in the fiscal 1995 loss are special charges of $136.9 million, representing a write-off of goodwill of $108.0 million and $28.9 million of costs associated with software investments (See notes 2 and 5 to the accompanying Consolidated Financial Statements and discussion above). Also included in the loss is a $29.0 million deferred tax provision and $32.7 million of restructuring charges which include severance costs, inventory write-downs, excess facilities and other reserves. Further contributing to the overall loss was a decrease in operating income of $38.2 million compared to the prior year and $6.0 million of expenses associated with the proposed refinancing and current restructuring.

Operating income, i.e., income before special and restructuring charges, interest, other income and income taxes, decreased $38.2 million in fiscal 1995 compared to fiscal 1994 and $9.1 million in fiscal 1994 compared to the previous fiscal year. Both declines were largely attributable to a change in product mix as the relatively less profitable magnetics products represented a greater portion of total sales, as well as reduced supplies and COM services margins due to lower selling prices.

Total revenues for fiscal 1995 decreased $1.4 million from the prior fiscal year. Revenues from sales of magnetics products increased $29.5 million resulting from the acquisition of Graham Magnetics in May 1994. In addition, the acquisition of the COM services customer base of 14 data service centers from National Business Systems, Inc. ("NBS") on January 3, 1994 contributed incremental revenues of approximately $2.7 million to the fiscal 1995 results. Offsetting these contributions were decreases in micrographics supplies, COM systems, maintenance services and other revenues.

Anacomp's fiscal 1994 revenues totaled $592.6 million compared to $590.2 million in fiscal 1993. The Graham acquisition contributed $22.4 million to fiscal 1994 revenues and NBS contributed $9.1 million to fiscal 1994 revenues. Excluding the contributions from these two acquisitions, fiscal

1994 revenues decreased $29.1 million from fiscal 1993 principally due to decreased sales of COM systems, duplicate film and retrieval devices.

Selling, general and administrative expenses were 18.5% of revenues in fiscal 1995 compared to 15.6% in fiscal 1994. The increase is due in part to the acquisitions of Graham Magnetics and the NBS customer base and the impact of amortization of the intangible assets recorded on those transactions. Also contributing to the increase was a fiscal 1994 $4.7 million environmental reserve adjustment resulting from the receipt of insurance proceeds related to Environmental Protection Agency ("EPA") liabilities. In addition, the sale-leaseback of data center equipment increased equipment rental costs by $2.5 million more than the reduction in depreciation costs compared to the prior period, and this increase is reflected in selling, general and administrative expenses.

Selling, general and administrative expenses were 16.4% of revenues in 1993. Selling, general and administrative costs in fiscal 1994 decreased $4.3 million compared to fiscal 1993 due in part to the receipt of insurance proceeds related to the EPA liabilities described above.

Operating income before special and restructuring charges, interest, other income, income taxes, extraordinary credit and cumulative effect of accounting change as a percent of revenues were 7% in fiscal 1995, 13.4% in fiscal 1994, and 15% in fiscal 1993. The decrease was largely attributable to a change in product mix as the relatively less profitable magnetics products represented a greater portion of total sales and a reduction in supplies and COM services margins due to the drop in selling prices.

The Company has reclassified accreted interest on unfavorable lease reserves from discontinued operations to interest expense in fiscal 1994 and fiscal 1993 to conform with the fiscal 1995 presentation.

1995 Special Charges

As mentioned above, included in the operating results for fiscal 1995 are special charges totaling $136.9 million including the write-off of a portion of goodwill related to micrographics products. During the year, Anacomp announced several significant events which are summarized as follows:

On April 6, 1995, the Company announced that it was withdrawing its proposed offering of $225.0 million senior secured notes previously announced on January 23, 1995.

On April 27, 1995, the Company announced that it had agreed with its Senior Secured Lenders to make its current interest payment of $2.0 million on its Senior Secured Debt while continuing to negotiate the rescheduling of all or a substantial portion of the $20.0 million scheduled amortization payment due April 26, 1995, which the Company failed to make, and the waiver of certain financial covenant violations as of March 31, 1995. The Company also announced that until an agreement was reached with its Senior Secured Lenders (and Holders of Old Senior Subordinated Notes) the Company would not make its upcoming $16.9 million interest payment on the Old Senior Subordinated Notes scheduled for May, 1995 and would defer making dividend payments on the Old Preferred Stock.

On May 15, 1995, in connection with announcing a second quarter loss of $8.2 million, the Company announced plans for a restructuring of its operations which would include several cost cutting measures and personnel reductions. These initiatives are expected to reduce expenses in excess of $20 million annually. The Company also announced the appointment of a new president.

These developments have significantly constrained Anacomp's ability to
finance certain previously projected activities.   In addition, in 1995,
Anacomp failed to achieve its original projections of operating results and has experienced lower than expected sales of major new software products which were first introduced in January 1995. In light of Anacomp's withdrawn note offering, disappointing recent financial performance and default on its indebtedness, the Company prepared the New Operating Plan.

Based on the events discussed above and in connection with the change in accounting discussed in Note 1 to the accompanying Consolidated Financial Statements, Anacomp determined that goodwill had been impaired and measured the impairment based on the fair value approach discussed in Note 1. As required by generally accepted accounting principles, this accounting change, which amounted to a charge of $108.0 million, was recorded as a change in estimate and was included in the results of operations for the quarter ended June 30, 1995.

Over the last three years, Anacomp has invested and capitalized over $20.0 million related to the development of software to provide advanced capabilities for the XFP 2000 related to the processing of Xerox and IBM print streams. These software enhancements are referred to as the Xerox Compatibility Feature ("XCF") and Advance Function Presentation ("AFP") feature. XCF was introduced at the beginning of the second quarter and AFP at the beginning of the fourth quarter. Initial sales of the XCF product have been significantly below expectations. Based upon that experience, Anacomp has updated its sales forecast for both products and has adjusted the carrying amount of the software investment to net realizable value. That adjustment resulted in a software write-off of $20.3 million (included on the balance sheet under the category other assets) and the establishment of a $8.6 million reserve (of which $7.7 million was outstanding at September 30, 1995) for future payments to Pennant Systems for software license (included on the balance sheet under the category accrued liabilities) and maintenance obligations which are not recoverable based upon the revised sales forecasts.

New Operating Plan

Also included in the operating results for fiscal year 1995 are restructuring charges of $32.7 million resulting from the Company's New Operating Plan. The restructuring charges include severance costs of $5.9 million, inventory write-downs of $9.1 million, excess facility reserves of $7.7 million and other reserves of $10.0 million.

The Company's strategy for ongoing financial improvement is to eliminate unprofitable product lines and outsource manufacturing for low-margin products while continuing to offer similar products on an OEM or reseller basis. The New Operating Plan resulted in a determination to exit certain business or product lines. Specifically, Anacomp: (i) sold its Image Conversion Services Division ("ICS"); (ii) closed its Omaha, Nebraska factory which produces the magnetic media for flexible diskettes; and (iii)

discontinued the manufacture of readers and reader/printers. In view of the Company's New Operating Plan, the Company also announced a Company-wide reduction in work force. Costs relating to the reduction in work force, the closing of the Omaha factory and the discontinuance of manufacturing of readers and reader/printers appear in the financial results for the year under "Restructuring Charges."

The ICS division performs source document microfilm services at several facilities around the country, generating approximately $21.5 million of revenues in fiscal 1995. The sale of this division was consummated effective as of October 31, 1995 for approximately $13.5 million at a net gain to the Company of approximately $7.2 million. This gain will be included in fiscal year 1996's first quarter results. The net proceeds of the sale of ICS were applied to payment of principal outstanding under the Old Credit Facilities and Old Senior Notes.

The market price of the magnetic media manufactured in Anacomp's Omaha factory has been decreasing significantly over the last several months. In addition, Anacomp's primary customer continues to experience liquidity shortfalls which places this product line at increased business risk. As a result, Anacomp announced the closure of this facility on July 28, 1995 and recorded a loss of approximately $8.4 million in the fourth quarter including equipment and inventory write-downs, severance and close down expenses. The closure is expected to be completed in the first quarter of fiscal 1996.

During the fourth quarter, Anacomp reached agreement with Eye Communication Systems, Inc. ("Eye Com") to manufacture Anacomp's general requirements for readers and certain reader/printers. In addition, Anacomp announced the discontinuation of those reader/printer models that will not be manufactured by Eye Com. During the first few months of fiscal year 1996, Anacomp will continue to build the discontinued models to utilize remaining inventories; transfer inventory and tooling to Eye Com which will manufacture selected reader and reader/printer models; and generally exit the manufacturing process for these products. Anacomp recorded a loss of $10.0 million in the fourth quarter resulting from the decision to discontinue manufacturing reader and reader/printers reflecting equipment and inventory write-downs, severance and close down expenses.

Results of Operations - Products and Services

Micrographics Supplies and Equipment

Micrographics supplies and equipment revenues, which accounted for 32% of the Company's revenues in fiscal 1995, decreased 7% compared to fiscal 1994. Original film sales decreased 6% on lower unit volumes while duplicate film sales increased 3%. The duplicate film increase is due primarily to the reacquisition of First Image Management Company ("First Image") as a duplicate film customer and the addition of Eastman Kodak Company's ("Kodak") European duplicate film business. Retrieval products sales decreased 13% compared to fiscal 1994 and are expected to decrease further as a result of the decision to exit the manufacturing of these products discussed above.

Micrographics supplies revenues decreased 8% in fiscal 1994, principally due to reduced demand for duplicate film, readers and reader/printers. As the

Company's supplies and equipment business partly depends on sales of the Company's COM systems to generate repeat business, revenues from this business unit will be readily affected by the declines in COM systems sales.

Micrographics supplies and equipment operating margins as a percent of revenue decreased 4% in fiscal 1995 as a result of lower average selling prices and increased costs of production. Micrographics supplies and equipment operating margins in fiscal 1994 were comparable to fiscal 1993. In fiscal 1993, micrographics supplies operating margins were down 2% to 3%, due in part to currency fluctuations affecting both revenues and costs as well as pricing competition in certain product lines.

Micrographics Services

Micrographics services revenues, which accounted for 22% of Anacomp's revenues in fiscal 1995, were level compared to fiscal 1994 despite a 10% increase in volume, 3% of which is attributable to the acquisition of the COM services customer base of 14 data service centers from NBS. COM service revenues were adversely affected by a decline in average selling prices reflecting a continuation of market price erosion which the Company expects to continue for at least the near future.

Micrographics services revenues increased 5% in fiscal 1994 and decreased 2% in fiscal 1993, on volume increases of 10% in fiscal 1994 and 13% in fiscal 1993. The increase in fiscal 1994 volume is the result of the NBS acquisition. Decreasing prices adversely affected Anacomp's micrographics services business in fiscal 1994 and fiscal 1993.

Micrographics services operating margins as a percent of revenue decreased 5% in fiscal 1995 and 2% in fiscal 1994 as reductions in average selling prices exceeded reductions in production costs. In fiscal 1993, reductions in operating costs kept margins steady despite intense price competition.

Maintenance Services

Maintenance services revenues, which accounted for 15% of the Company's revenues in fiscal 1995, are derived principally from COM recorders and duplicators. Such revenues decreased 5% in fiscal 1995 when compared to fiscal 1994 primarily due to the effect of replacing older generation COM systems with the XFP 2000 which has a capacity significantly greater than the previous generation COM systems. In addition, reduced pricing and credits issued to a major customer contributed to the decrease.

Maintenance revenues increased $3.1 million in fiscal 1994 and decreased $4.8 million in fiscal 1993. The improvement in fiscal 1994 is largely the result of the addition of a national data service center company to Anacomp's customer base. Approximately one-half of the decline in fiscal 1993 was caused by currency fluctuations. The remaining decline was caused in part by the improved capacity and efficiency of the XFP 2000. The Company's maintenance revenues are adversely affected by the replacement of older COM systems with XFP 2000 systems because fewer XFP 2000 systems are required to process the same volume as older COM systems. Operating margins modestly decreased in fiscal 1995 and fiscal 1994 after remaining level in fiscal 1993.

COM Systems

COM systems revenues, which accounted for 9% of the Company's revenues in fiscal 1995, decreased $7.0 million with the sale or leasing of 153 XFP 2000 systems in fiscal 1995 compared to 165 systems in fiscal 1994. Also included in COM systems revenues in fiscal 1995 is $3.5 million of sales of equipment for use in Anacomp data centers under sale and leaseback arrangements compared to $5.6 million in fiscal 1994.

COM systems revenues decreased 22% in fiscal 1994 because of the decline in sales and operating leases of XFP 2000 COM systems from 274 systems in fiscal 1993 to 165 systems in fiscal 1994. This decline was partly the result of reduced original equipment manufacturer ("OEM") shipments (25 systems in fiscal 1994 compared to 67 in fiscal 1993).

COM systems revenues increased slightly in fiscal 1993 after consideration of currency effects.

COM systems operating margins improved in fiscal 1995 and fiscal 1994 despite reduced revenues as a result of higher average selling prices. Operating margins in fiscal 1993 improved significantly both as a result of higher XFP 2000 volumes and the benefits from the facility consolidation that took place in fiscal 1992.

Magnetics

Magnetics revenues, which accounted for 22% of the Company's revenues in fiscal 1995, increased $29.5 million, or 23% compared to fiscal 1994. The increase is due to the contribution from the acquisition of Graham Magnetics in May 1994. The acquisition of Graham in May 1994 was the primary reason for a 36% increase in fiscal 1994 magnetics revenues over fiscal 1993. Graham manufactured certain magnetics products at its facility in Graham, Texas. Anacomp has shifted all its U.S. production of those products from its Omaha, Nebraska plant to the Graham facility. The costs associated with this relocation were not significant. The consolidation resulted in improved manufacturing efficiencies and overall headcount reduction.

Magnetics revenues decreased $16.5 million in fiscal 1993. Almost half of the decrease was due to the completion of a one-time OEM arrangement, which contributed $9.7 million in revenues in fiscal 1992 and only $1.1 million in fiscal 1993. In addition, Anacomp experienced decreased demand of 3480 and TK 50/52 cartridge tapes as well as open reel tape, as these products continued to mature. Anacomp introduced the high-compression 3490E cartridge tape in mid-1993, which contributed over $8.0 million of revenues in fiscal 1994.

The revenues added in fiscal 1995 and fiscal 1994 from the Graham acquisition resulted in increased operating profits in those years. The reduced revenues in fiscal 1993 resulted in a significant reduction in operating profits.

Other revenues decreased $6.0 million in fiscal 1995 compared to fiscal 1994 due to reduced revenues from Anacomp's A-New product.

Results of Operations - Other

Interest

Interest expense and fee amortization totaling $70.9 million in fiscal 1995 increased compared to 1994 due to $3.3 million of default interest and interest on unpaid scheduled interest on the senior secured debt as well as the Old Senior Subordinated Notes which is required by the terms of the various debt agreements.

The reduction in interest expense in fiscal 1994 resulted from lower debt levels, partly offset by the increase in short-term interest rates. Interest expense in fiscal 1993 declined as a result of debt repayments as well as reduced interest rates.

Income Taxes

The Company adopted Financial Accounting Standards No. 109, Accounting for Income Taxes, in the first quarter of fiscal year 1994. The adoption resulted in a one-time increase to income of $8.0 million reflecting the cumulative effect on prior years of this accounting change. In addition, the Company recorded a deferred tax asset of $95.0 million representing the U.S. federal and state tax savings from net operating loss carryforwards ("NOLs") and tax credits. The Company also recorded a valuation allowance of $60.0 million, reducing the deferred tax asset to $35.0 million. In determining the valuation allowance, the Company assumed pre-tax income at present levels and considered the impact of the reversal of temporary differences and the periods in which NOL carryforward benefits expire.

Included in the provision for income taxes in fiscal 1995 is a deferred tax provision of $29.0 million. The deferred tax provision includes U.S. tax on undistributed foreign earnings of $9.0 million and the write-off of net deferred tax assets of $20.0 million. This write-off results from the uncertainty regarding the financial restructuring currently in progress and, accordingly, the uncertainty regarding the ultimate benefit to be derived from Anacomp's tax loss carryforwards. The remaining components of the provision for income taxes are taxes of $4.8 million on earnings of Anacomp's foreign subsidiaries and a tax reserve adjustment of $1.2 million.

Income taxes as a percentage of income from operations were 55% in fiscal 1994 and 43% in fiscal 1993. In fiscal 1994 and fiscal 1993, income tax expense was reduced $1.2 million and $3.7 million, respectively, as a result of the favorable settlement and disposition of previously established tax reserves. The effective tax rate is higher than the U.S. statutory rate because of amortization of goodwill which is not deductible for tax purposes and generally higher foreign tax rates. See note 14 to Anacomp's audited consolidated financial statements included elsewhere herein.

Liquidity and Capital Resources

Anacomp's working capital at September 30, 1995, excluding the current portion of long-term debt, amounted to a $13.8 million deficit compared to $51.0 million at September 30, 1994. As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities decreased to $19.9 million for fiscal year ended September 30, 1995 compared to $52.7 million in the comparable prior period, due primarily to the significant loss for the period. Net cash provided by investing activities increased to $3.1 million in the current period, compared to net cash used in investing activities of $23.6 million in the comparable prior period, primarily as a result of the sale-leaseback of data service center equipment and reduced payments to acquire companies.

Prior to the formulation of the New Operating Plan, the Company initiated several cost cutting measures and personnel reductions which are expected to reduce expenses in excess of $20 million annually. As part of the New Operating Plan, the Company also announced additional Company-wide personnel reductions in the fourth quarter. In addition, the Company sold its ICS division for approximately $13.5 million; closed its Omaha, Nebraska magnetics factory; and will discontinue the manufacture of readers and reader/printers. As a result of these measures, the Company revised its forecasts on numerous product lines and wrote off several investments on its year-end balance sheet.

The Company's cash balance as of September 30, 1995 was $19.4 million and is expected to be approximately $22.0 million at December 31, 1995. Anacomp anticipates that the Company will be able to operate its business in the ordinary course during the pendency of the bankruptcy proceeding. Through the utilization of cash available at the date the bankruptcy proceeding was filed, and pursuant to an order of the Bankruptcy Court permitting Anacomp to use cash collateral to pay expenses, Anacomp expects to have sufficient liquidity to conduct its business without disruption and to pay trade creditors in the ordinary course.

Prior to the Chapter 11 filing, the Company was experiencing a liquidity shortfall caused by continued declining revenues and a highly leveraged balance sheet. Upon consummation of the Restructuring, the Company's pre-petition liquidity problems will be resolved by (i) deferring principal and interest payments that were due under the Company's senior secured debt;
(ii) eliminating a significant portion of the payment obligations under the 15% Senior Subordinated Notes, all payment obligations under the Subordinated Debentures and all payment obligations under the Company's Preferred Stock and (iii) generating cash flow sufficient to service all of the Company's new debt.

As part of the New Operating Plan, Anacomp has and will continue to reduce capital expenditures by limiting research and development expenditures and costs associated with manufacturing new products. This resulted in reduced capital expenditures for fiscal 1995 of $14.4 million compared to $18.9 million in fiscal 1994. The Company expects annual capital expenditures not to exceed $10.0 million in the near future, plus annual expenditures of up to $5.0 million per year for the acquisition of lines of business.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Anacomp, Inc.:

We have audited the accompanying consolidated balance sheets of Anacomp, Inc. (an Indiana corporation) and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all materials respects, the financial position of Anacomp, Inc. and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company experienced a net loss in 1995, is currently in default under substantially all of its debt agreements, and in addition, on January 5, 1996, the Company filed a prenegotiated voluntary petition for relief under Chapter 11 of the Bankruptcy Code. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. In the event a plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve sufficient cash flow to meet its restructured debt obligations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As explained in Note 1 to the financial statements, effective June 30, 1995, the Company changed its method of accounting for the measurement of goodwill impairment.

Indianapolis, Indiana                                   Arthur Andersen LLP
November 10, 1995, except with respect to
Note 2 and the second paragraph of Note 22 as to which the date is January 5, 1996.

CONSOLIDATED BALANCE SHEETS
Anacomp, Inc. and Subsidiaries

(Dollars in thousands,
 except per share amounts)                                 September 30,    1995         1994
ASSETS
Current assets:

  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .  $ 19,415     $ 19,871
  Accounts and notes receivable, less allowances for doubtful
    accounts of $7,367 and $3,550, respectively . . . . . . . . . . . .    90,091      117,441
  Current portion of long-term receivables  . . . . . . . . . . . . . .     6,386        8,021
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    53,995       63,375
  Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . .     5,306        5,421
Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . .   175,193      214,129

Property and equipment, at cost less accumulated depreciation and
  amortization of $96,898 and $100,574, respectively. . . . . . . . . .    44,983       66,769
Long-term receivables, net of current portion . . . . . . . . . . . . .    12,322       16,383
Excess of purchase price over net assets of businesses acquired
  and other intangibles, net. . . . . . . . . . . . . . . . . . . . . .   160,315      279,607
Deferred tax asset, net of valuation allowance of $108,400 and
  $57,000, respectively . . . . . . . . . . . . . . . . . . . . . . . .        --       29,000
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28,216       52,751
                                                                         $421,029     $658,639
                                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .  $389,900     $ 45,222
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .    57,368       82,790
  Accrued compensation, benefits and withholdings . . . . . . . . . . .    20,891       16,573
  Accrued income taxes  . . . . . . . . . . . . . . . . . . . . . . . .     9,365        9,000
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . .   40,746       19,701
  Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . .    60,587       35,027
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .   578,857      208,313

Long-term debt, net of current portion. . . . . . . . . . . . . . . . .        --      366,625
Other noncurrent liabilities. . . . . . . . . . . . . . . . . . . . . .     5,841        9,467
Total noncurrent liabilities. . . . . . . . . . . . . . . . . . . . . .     5,841      376,092

Commitments and contingencies (See Note 15)

Redeemable preferred stock, $.01 par value, issued and outstanding
  500,000 shares (aggregate preference value of $25,000). . . . . . . .    24,574       24,478

Stockholders' equity (deficit):
  Common stock, $.01 par value; authorized 100,000,000 shares;
    46,187,625 and 45,728,505 issued, respectively. . . . . . . . . . .       462          457
  Capital in excess of par value . . . . . . . . .. . . . . . . . . . .   182,725      181,843
  Cumulative translation adjustment . . . . . . . . . . . . . . . . . .     1,329         (269)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . .  (372,759)    (132,275)
Total stockholders' equity (deficit). . . . . . . . . . . . . . . . . .  (188,243)      49,756
                                                                         $421,029     $658,639
                                                                         ========     ========

                        See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Anacomp, Inc. and Subsidiaries

(Dollars in thousands,
 except per share amounts)              Year ended September 30,        1995         1994       1993
Revenues:
  Services provided . . . . . . . . . . . . . . . . . . . . . . .   $ 219,881    $ 223,511   $ 213,302
  Equipment and supply sales  . . . . . . . . . . . . . . . . . .     371,308      369,088     376,906
                                                                      591,189      592,599     590,208
Operating costs and expenses:
  Costs of services provided  . . . . . . . . . . . . . . . . . .     161,211      156,214     141,998
  Costs of equipment and supplies sold. . . . . . . . . . . . . .     279,456      264,269     262,754
  Selling, general and administrative expenses. . . . . . . . . .     109,127       92,539      96,822
  Special charges (See Note 1). . . . . . . . . . . . . . . . . .     136,889           --          --
  Restructuring charges (See Note 3) . . . . . . . . . . . . . .       32,695           --          --
                                                                      719,378      513,022     501,574

Income (loss) from operations before interest, other income, income taxes, extraordinary credit, and cumulative
  effect of accounting change . . . . . . . . . . . . . . . . . .    (128,189)      79,577      88,634

Interest income . . . . . . . . . . . . . . . . . . . . . . . . .       2,000        3,144       3,042
Interest expense and fee amortization . . . . . . . . . . . . . .     (70,938)     (67,174)    (68,960)
Financial restructuring costs (See Note 5). . . . . . . . . . . .      (5,987)          --          --
Other expense . . . . . . . . . . . . . . . . . . . . . . . . . .        (212)        (192)     (2,225)
                                                                      (75,137)     (64,222)    (68,143)

Income (loss) before income taxes, extraordinary credit,
   and cumulative effect of accounting change . . . . . . . . . .    (203,326)      15,355      20,491
Provision for income taxes  . . . . . . . . . . . . . . . . . . .      35,000        8,400       8,800
Income (loss) before extraordinary credit and
   cumulative effect of accounting change . . . . . . . . . . . .    (238,326)       6,955      11,691

Extraordinary credit - reduction of income taxes arising from
  utilization of tax loss carryforwards . . . . . . . . . . . . .          --           --       6,900
Cumulative effect on prior years of a change in accounting
  for income taxes. . . . . . . . . . . . . . . . . . . . . . . .          --        8,000          --
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .    (238,326)      14,955      18,591
Preferred stock dividends and discount accretion  . . . . . . . .       2,158        2,158       2,158
Net income (loss) available to common stockholders. . . . . . . .   $(240,484)   $  12,797   $  16,433
                                                                    ==========   =========   =========

Earnings (loss) per common and common equivalent share:
    Income (loss), net of preferred stock dividends
       and discount accretion . . . . . . . . . . . . . . . . .     $   (5.22)   $     .10   $     .22
    Extraordinary credit. . . . . . . . . . . . . . . . . . . .            --           --         .17
    Cumulative effect on prior years of a change in
      accounting for income taxes . . . . . . . . . . . . . . .            --          .17          --
    Net income (loss) available to common stockholders  . . . .     $   (5.22)  $      .27   $     .39
                                                                    ==========   =========   =========

                            See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Anacomp, Inc. and Subsidiaries

(Dollars in thousands)       Year ended September 30,                 1995        1994        1993
Cash flows from operating activities:
  Net income (loss)............................................   $(238,326)  $  14,955   $  18,591
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization...............................     43,375      40,649      38,208
    Cumulative effect of a change in accounting for
     income taxes ..............................................         --      (8,000)         --
    Provision (benefit) for losses on accounts receivable ......      2,742        (695)       (892)
    Provision for inventory valuation ..........................     10,956          --          --
    Deferred taxes..............................................     29,000       6,000          --
    Special charges (See Note 1)................................    136,889          --          --
    Loss (gain) on disposition of assets .......................      6,308         776        (721)
  Change in assets and liabilities net of effects
   from acquisitions:
      Decrease in accounts and long-term receivables............     30,948       3,040       1,215
      Decrease (increase) in inventories and prepaid expenses...     (1,612)     15,254       1,308
      Increase in other assets..................................     (8,207)    (11,349)     (5,329)
      Increase (decrease) in accounts payable
       and accrued expenses.....................................     11,465      (3,623)      1,125
      Decrease in other noncurrent liabilities..................     (3,626)     (4,323)     (7,613)
        Net cash provided by operating activities...............     19,912      52,684      45,892

Cash flows from investing activities:
  Proceeds from sale of assets..................................     18,777       7,805      15,956
  Purchases of property, plant and equipment....................    (14,372)    (18,868)    (20,726)
  Proceeds from notes receivable................................         --          --       1,343
  Payments to acquire companies and customer rights.............     (1,262)    (14,565)     (1,114)
        Net cash provided by (used in) investing activities......     3,143     (25,628)     (4,541)

Cash flows from financing activities:
  Proceeds from issuance of common stock and warrants...........        743       1,484       2,262
  Proceeds from revolving line of credit and
   long-term borrowing..........................................     22,529      39,000      39,799
  Principal payments on long-term debt..........................    (45,859)    (71,095)    (77,958)
  Preferred dividends paid......................................     (1,031)     (2,062)     (2,062)
  Payments related to the issuance of debt and equity...........         --          --      (7,707)
        Net cash used in financing activities...................    (23,618)    (32,673)    (45,666)

Effect of exchange rate changes on cash.........................        107         566        (644)

Decrease in cash and cash equivalents ..........................       (456)     (5,051)     (4,959)

Cash and cash equivalents at beginning of year..................     19,871      24,922      29,881

Cash and cash equivalents at end of year........................  $  19,415   $  19,871   $  24,922
                                                                  ==========  ==========  ==========

Supplemental disclosures of cash flow information:

(Dollars in thousands)       Year ended September 30,                 1995        1994        1993
Cash paid during the year for:
  Interest .....................................................  $ 39,426    $  57,781   $  59,552
  Income taxes..................................................     4,128        2,007       3,468


Supplemental schedule of non-cash investing and financing activities:

During 1995, 1994, and 1993 the Company acquired companies and rights to provide future services.  In conjunction with these acquisitions, the purchase price consisted of the following:

(Dollars in thousands)       Year ended September 30,                 1995        1994        1993

  Cash paid ....................................................  $  1,262    $  14,565   $   1,114


  Credit memos issued ..........................................        --        3,085         150
  Notes payable issued..........................................        --        4,290       3,170
  Stock issued..................................................        --       17,201          --
    Total fair value of acquisitions............................  $  1,262    $  39,141   $   4,434
                                                                  ==========  ==========  =========

                 See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Anacomp, Inc. and Subsidiaries

                                                                       Capital in  Cumulative
                   Year ended September 30,                  Common    excess of   translation
(Dollars in thousands)       1995, 1994 and 1993              stock    par value   adjustment    Deficit       Total

BALANCE AT SEPTEMBER 30, 1992. . . . . . . . . . . . . . .  $    397   $161,198    $  8,200    $(161,505)  $   8,290
Common stock issued for purchases under the
 Employee Stock Purchase Plan  . . . . . . . . . . . . . .         4      1,253          --           --       1,257
Exercise of stock options  . . . . . . . . . . . . . . . .         5        997          --           --       1,002
Preferred stock dividends. . . . . . . . . . . . . . . . .        --         --          --       (2,062)     (2,062)
Accretion of redeemable preferred stock discount . . . . .        --         --          --          (96)        (96)
Translation adjustments for year . . . . . . . . . . . . .        --         --     (12,944)          --     (12,944)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . .        --       (239)         --           --        (239)
Net income for the year . . . . . . . . . . . . . . . . . .       --         --          --       18,591      18,591
BALANCE AT SEPTEMBER 30, 1993. . . . . . . . . . . . . . .       406    163,209      (4,744)    (145,072)     13,799
Common stock issued for purchases under the
  Employee Stock Purchase Plan . . . . . . . . . . . . . .         3        872          --           --         875
Exercise of stock options  . . . . . . . . . . . . . . . .         3        606          --           --         609
Preferred stock dividends. . . . . . . . . . . . . . . . .        --         --          --       (2,062)     (2,062)
Accretion of redeemable preferred stock discount . . . . .        --         --          --          (96)        (96)
Translation adjustments for year . . . . . . . . . . . . .        --         --       4,475           --       4,475
NBS stock issuance . . . . . . . . . . . . . . . . . . . .        20      7,380          --           --       7,400
Graham stock issuance. . . . . . . . . . . . . . . . . . .        25      9,776          --           --       9,801
Net income for the year  . . . . . . . . . . . . . . . . .        --         --          --       14,955      14,955
BALANCE AT SEPTEMBER 30, 1994. . . . . . . . . . . . . . .       457    181,843        (269)    (132,275)     49,756
Common stock issued for purchases under the
  Employee Stock Purchase Plan . . . . . . . . . . . . . .         3        689          --           --         692
Exercise of stock options  . . . . . . . . . . . . . . . .         1         50          --           --          51
Preferred stock dividends. . . . . . . . . . . . . . . . .        --         --          --       (2,062)     (2,062)
Accretion of redeemable preferred stock discount . . . . .        --         --          --          (96)        (96)
Translation adjustments for year . . . . . . . . . . . . .        --         --       1,598           --       1,598
Graham stock issuance. . . . . . . . . . . . . . . . . . .         1        143          --           --         144
Net loss for the year . . . . .  . . . . . . . . . . . . .        --         --          --     (238,326)   (238,326)
BALANCE AT SEPTEMBER 30, 1995. . . . . . . . . . . . . . .  $    462   $182,725    $  1,329    $(372,759)  $(188,243)
                                                            ========   ========    ========    =========   =========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Anacomp, Inc. and Subsidiaries


NOTE 1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation
The consolidated financial statements include the accounts of Anacomp, Inc. ("Anacomp" or the "Company") and its wholly-owned subsidiaries. Material intercompany transactions have been eliminated. Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current presentation.

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

Significant Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Revenue Recognition
Revenues from sales of products and services or from lease of equipment under sales-type leases are recorded based on shipment of products or performance of services. Under sales-type leases, the present value of all payments due under the lease contracts is recorded as revenue, cost of sales is charged with the book value of the equipment plus installation costs, and future interest income is deferred and recognized over the lease term. Revenues from maintenance contracts are deferred and recognized in earnings on a pro rata basis over the period of the agreements.

Inventories
Inventories are stated at the lower of cost or market, cost being determined by methods approximating the first-in, first-out basis.

The cost of the inventories is distributed as follows:

      (Dollars in thousands)   September 30,      1995          1994

      Finished goods .....................     $ 38,702      $ 41,661
      Work in process ....................        4,955         5,903
      Raw materials and supplies .........       10,338        15,811
                                               $ 53,995      $ 63,375
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

Debt Issuance Costs

The Company capitalizes all costs related to the issuance of debt and amortizes those costs using the effective interest method over the life of the related debt instruments. Remaining debt issuance costs of $12.7 million, and $18.4 million at September 30, 1995 and 1994, respectively, are included in "Other Assets" in the accompanying Consolidated Balance Sheets. During the fiscal years 1995, 1994 and 1993, the Company amortized $5.7 million, $5.3 million and $5.0 million of debt issuance costs which are included in "Interest Expense and Fee Amortization" in the accompanying Consolidated Statement of Operations.

Goodwill
Excess of purchase price over net assets of businesses acquired ("goodwill") is amortized on the straight-line method over the estimated periods of future demand for the product acquired. Goodwill related to magnetics' products of $5.4 million and $5.2 million, net of accumulated amortization of $575,334 and $132,375, at September 30, 1995 and 1994, respectively, is being amortized over 15 years. Goodwill related to the micrographics business which includes supplies, COM systems, micrographics services and maintenance services is primarily being amortized over 40 years. When factors indicate that goodwill should be evaluated for impairment, Anacomp historically has evaluated goodwill based on comparing the unamortized balance of goodwill to undiscounted operating income over the remaining goodwill amortization period. Effective June 30, 1995, Anacomp elected to modify its method of measuring goodwill impairment to a fair value approach. If it is determined that impairment has occurred, the excess of the unamortized goodwill over the fair value of the goodwill applicable to the business unit will be charged to operations. For purposes of determining fair value, the Company values the goodwill using a multiple of cash flow from operations based on consultation with its investment advisors. Anacomp has concluded that fair value is a better measurement of the value of goodwill considering the Company's highly leveraged financial position and the circumstances discussed in Note 4.

As discussed in Note 4, Anacomp has recently revised its projected operating results through 1999. This revision along with applying Anacomp's revised goodwill accounting policy resulted in a write-off of $108.0 million of goodwill related to the micrographics business for the year ended September 30, 1995. This write-off is reflected in "Special Charges" in the accompanying Consolidated Statement of Operations.

Other Intangibles
Other intangibles of $21.3 million and $25.2 million, net of accumulated amortization of $16.1 and $12.0 million, at September 30, 1995 and 1994, respectively, represent the purchase of the rights to provide microfilm or maintenance services to certain customers and are being amortized on a straight-line basis over 10 years. These unamortized costs are evaluated for impairment each period by determining their net realizable value.

Research and Development
The costs associated with research and development programs are expensed as incurred, and amounted to $2.2 million in 1995, $3.0 million in 1994 and $2.5 million in 1993.

Deferred software costs are the capitalized costs of software products to be sold with COM systems in future periods. The unamortized costs are evaluated for impairment each period by determining their net realizable value. Such costs are amortized over the greater of the estimated units of sale or under the straight-line method not to exceed five years. Due to lower than expected sales of new software products introduced in 1995 and certain other matters as discussed in Note 2, Anacomp recently revised its projected future sales and operating results of software products through 1999. As a result, during 1995 Anacomp wrote off $20.3 million of deferred software costs and established a reserve of $8.6 million (of which $7.7 million was outstanding at September 30, 1995) for future payments to a division of IBM for software royalty and system support obligations which are not recoverable based on these revised projections. These charges are reflected in "Special Charges" in the accompanying Consolidated Statement of Operations. Unamortized deferred software costs remaining as of September 30, 1995 total $7.7 million and are included in "Other Assets" on the accompanying Consolidated Balance Sheets.

Sale-Leaseback Transactions
Anacomp entered into sale-leaseback transactions of $19.3 million in 1995, $11.9 million in 1994 and $9.9 million in 1993 relating to COM systems installed in the Company's data service centers. Part of the proceeds were treated as fixed asset sales and the remainder as sales of equipment. Revenues of $3.5 million, $5.6 million and $4.7 million were recorded for the years ended September 30, 1995, 1994 and 1993, respectively. All profits were deferred and are being recognized over the applicable leaseback periods.

Accrued Lease Reserves
Other noncurrent liabilities include reserves established for unfavorable facility lease commitments, vacant facilities and related future lease costs. Total obligations recorded for these unfavorable lease commitments and future lease and related costs at their estimated amounts were $7.5 million and $12.5 million at September 30, 1995 and 1994, respectively. The current portion of these obligations was $2.0 million and $3.4 million as of September 30, 1995 and 1994, respectively, and is included in "Other accrued liabilities" in the accompanying Consolidated Balance Sheets.

Income Taxes
In general, Anacomp's practice has been to reinvest the earnings of its foreign subsidiaries in those operations and to repatriate these earnings only when it was advantageous to do so. During 1995, Anacomp changed its practice whereby the Company now intends to repatriate these earnings in the foreseeable future. As a result, Anacomp recorded deferred taxes of $8.8 million on all undistributed foreign earnings.

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 mandates the liability method for computing deferred income taxes and requires that the benefit of certain loss carryforwards be estimated and recorded as an asset unless it is "more likely than not" that the benefit will not be realized. Another principal difference is that changes in tax rates and laws will be reflected in income from continuing operations in the period such changes are enacted.

Anacomp adopted FAS 109 in the first quarter of fiscal 1994. Under FAS 109, the Company recorded a significant deferred tax asset in 1994 to reflect the benefit of loss carryforwards that could not be recognized under prior accounting rules. The recording of this asset reduced goodwill and increased income as discussed in more detail in Note 14. During 1995, the deferred tax asset was reduced to zero as a result of the events described in Note 2.

Consolidated Statements of Cash Flows
Anacomp considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. These temporary investments, primarily repurchase agreements and other overnight investments, are recorded at cost, which approximates market.


NOTE 2.
FINANCIAL RESTRUCTURING DEVELOPMENTS:

For the year ended September 30, 1995, the Company reported a $238.3 million net loss. The Company is highly leveraged and certain recent developments have had material adverse effects on the Company's short-term liquidity and the Company's ability to service its debts.

Although revenues for the Company's core micrographic business had been declining over the last several fiscal years, the Company believed that these declines would stabilize. However, based on weaker than anticipated results, including disappointing sales performance for the Company's new products, the Company did not have sufficient cash available to make both its $20.0 million scheduled principal payment due April 26, 1995 on its senior secured debt and the $17.0 million scheduled interest payment due May 1, 1995 on its 15% Senior Subordinated Notes. The Company sought an agreement with its senior secured lenders to reschedule its April 26, 1995 principal payment but was unable to obtain such an agreement. As a result of the foregoing, the Company has ceased making principal payments on its senior and subordinated debt and interest payments on its subordinated debt. Prior to the bankruptcy filing discussed below, Anacomp continued to make monthly interest payments to its senior secured lenders.

The Company has been engaged in continuous efforts since May 1995 to formulate a restructuring plan to satisfy its various investor constituencies. Such efforts have included the retention of various financial advisors to assist in the restructuring process and the development by the Company of a new business plan and strategy to address the Company's current financial situation and disappointing recent financial performance.

On August 14, 1995, the Company presented a restructuring proposal to certain of the Company's senior secured lenders and holders of its 15% Senior Subordinated Notes. After months of discussions and negotiations with representatives of Holders of Claims under the Revolving Loan, Multicurrency Revolving Loan, and Term Loan ("Old Credit Facilities") and with unofficial committees representing Holders of the Series B Senior Notes ("Old Senior Notes"), the 15% Senior Subordinated Notes ("Old Senior Subordinated Notes") and the 13.875% and 9% Convertible Subordinated Debentures ("Old Subordinated Debentures"), the Company reached an agreement in principle with an unofficial committee representing Holders of the Old Senior Subordinated Notes. Under the terms of the proposal, trade creditors will continue to be paid under normal trade terms. On January 5, 1996, the Company filed a prenegotiated Debtor's Joint Plan of Reorganization ("Plan") with the U.S. Bankruptcy Court under Chapter 11 of the Bankruptcy Code. Certain representatives of holders of the Old Credit Facilities and Old Senior Notes have indicated they oppose the Plan. The Company continues to negotiate with all their lenders in an attempt to reach a consensual agreement. There can be no assurance that this prenegotiated Plan will be accepted by the Bankruptcy Court or all the necessary votes accepting the Plan will be obtained from the lenders. If an agreement is not reached, a non-negotiated Chapter 11 proceeding is likely to occur.

NOTE 3.
RESTRUCTURING CHARGES:

Included in the operating results for 1995 are restructuring charges of $32.7 million. These charges are the result of the Company's reassessment of its strategy for ongoing financial improvement and a decision to downsize or exit certain areas of its business. Specifically, the Company is closing its Omaha, Nebraska magnetic media manufacturing facility, exiting the manufacture of readers and reader/printers at its San Diego, California manufacturing facility, and reducing headcount worldwide. These activities are expected to be completed by March 31, 1996. The restructuring charges include severance costs of $5.9 million, which includes personnel related to Omaha, Nebraska, reader and reader printer manufacturing and other various personnel associated with the worldwide headcount reduction. Approximately 400 people will be terminated pursuant to these plans. Also included in restructuring charges are inventory write downs of $9.1 million, excess facility reserves of $7.7 million, and other reserves of $10.0 million.

NOTE 4.
GOODWILL:

Goodwill related to the micrographics business is summarized as follows (Dollars in thousands):
                                            September 30,
                                         1995         1994

        Goodwill                       $315,561     $314,865
        Less goodwill write-off        (108,000)          --
        Less accumulated amortization   (73,988)     (65,698)
                                       $133,573     $249,167
                                       ========     ========

The developments discussed in Notes 1, 2 and 3 have significantly constrained Anacomp's ability to finance certain previously projected activities. In addition, Anacomp has failed to achieve its original projections of fiscal 1995 operating results and has experienced lower than expected sales of new software products first introduced in January, 1995. In light of Anacomp's withdrawn note offering, disappointing recent financial performance and default on its indebtedness, the Company prepared a revised business plan and operating forecast through 1999.

Based on these developments and in connection with the change in accounting discussed in Note 1, Anacomp determined that goodwill had been impaired and measured the impairment based on a fair value approach. As required by generally accepted accounting principles, this accounting change, which amounted to a charge of $108.0 million, was recorded as a change in estimate and was included in the results of operations for the quarter ended June 30, 1995.

NOTE 5.
FINANCIAL RESTRUCTURING COSTS:

On April 6, 1995, Anacomp announced that it had withdrawn its proposed offering of $225.0 million Senior Secured Notes and a related offer to purchase up to $50.0 million of the Company's outstanding 15% Senior Subordinated Notes. The offering would have deferred an aggregate of $153.0 million in scheduled principal payments in fiscal years 1995 through 1998, thereby providing Anacomp with increased liquidity and additional cash for product development. Also, as mentioned in Note 2, the Company has been engaged in continuous efforts since May 1995 to formulate a restructuring plan to satisfy its various investor constituencies. Costs directly related to these activities of $6.0 million are included as "Financial restructuring costs" in the accompanying Consolidated Statement of Operations.

NOTE 6.
FAIR VALUES OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information for certain financial instruments. The carrying amounts for trade receivables and payables are considered to be their fair values. The carrying amounts and fair values of the Company's other financial instruments at September 30, 1995, and 1994, are as follows:

                                    September 30, 1995     September 30, 1994
                                    Carrying    Fair      Carrying   Fair
(Dollars in thousands)              Amount      Value      Amount    Value
Long Term Debt:

  Revolving Loan                  $ 31,328    $ 31,328   $ 23,000   $ 23,000
  Multicurrency Revolving Loan      28,813      28,813     20,665     20,665
  Term Loans                        13,039      13,039     40,261     40,261
  Series A Senior Notes                 --          --      3,548      3,548
  Series B Senior Notes             58,908      58,908     67,500     74,410
  15% Senior Subordinated Notes    220,281     181,224    219,384    249,357
  13.875% Convertible
   Subordinated Debentures          21,155       4,376     20,922     23,232
   9% Convertible
   Subordinated Debentures          10,479       1,880     10,479     10,479

Redeemable Preferred Stock          24,574          --     24,478     19,371

The September 30, 1995 estimated fair values of Long-Term Debt and Redeemable Preferred Stock are based on a restructuring proposal prepared as a result of discussion and negotiations with representatives of the lenders in connection with a "prepackaged" plan of reorganization.

The September 30, 1994 estimated fair values of Long-Term Debt and Redeemable Preferred Stock are based on quoted market values or discounted future cash flows using current interest rates.

NOTE 7.
ACQUISITIONS:

During the three years ended September 30, 1995, Anacomp made the acquisitions
set forth below, each of which has been accounted for as a purchase.   The
consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

Fiscal 1995

During fiscal 1995 Anacomp made no significant acquisitions.

Fiscal 1994

During fiscal 1994, Anacomp acquired 16 data service centers or the related customer base (all were incorporated with existing Anacomp service centers), a computer tape products company and the customer base of a micrographics supplies business. Total consideration for these acquisitions was $39.1 million of which approximately $24.2 million has been assigned to excess of purchase price over net assets of businesses acquired and other intangible assets. In connection with these acquisitions, Anacomp issued $17.2 million of its common stock and increased debt and accrued liabilities by $4.3 million.

National Business Systems

One of the acquisitions included above was the purchase of the COM services customer base of 14 data service centers operated by National Business Systems ("NBS"). The acquisition was effective on January 3, 1994, and the acquisition cost consisted of the following (Dollars in thousands):

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

If the per share price reached the 150% maximum, NBS shareholders would return 376,000 shares to Anacomp. If the per share price reached the 50% minimum, Anacomp would issue 1,128,000 additional shares to the NBS shareholders. The adjustment in the number of shares issued in connection with the NBS acquisition will not affect the recorded purchase price. Contingently issuable shares under the above arrangement are measured at each reporting period based on the market price of the Company's stock at the close of the period being reported on, and are considered in the computation of earnings per share when dilutive.

Graham Magnetics

Another of the acquisitions included above was the purchase of Graham Acquisition Corporation ("Graham"), a computer tape products company. The acquisition was effective on May 4, 1994, and the acquisition cost consisted of the following (Dollars in thousands):

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

Contingent consideration of $7.6 million is payable in Anacomp common stock and will be based upon defined future earnings through September 1997. The contingent consideration will be computed based upon an agreed upon formula using a minimum stock price of $2.00 per share and was issuable beginning in January 1995. The contingent consideration is not included in the acquisition cost total above but is recorded when the future earnings requirements have been met. The contingent consideration amount for fiscal 1994 was $144,000 and the estimate for fiscal 1995 is zero.

Anacomp also issued 360,000 common shares to a Graham creditor at $3.57 per share to reduce the note payable to $4.2 million. The note is unsecured and bears interest at 10%. Principal payments of $345,000 plus accrued interest are payable quarterly beginning July 15, 1994. The note holder may at any time require Anacomp to prepay any amount of the note by issuing common stock. The shares of common stock to be issued will equal the prepayment amount divided by $3.57. The current outstanding note balance subject to prepayment was $2.5 million at September 30, 1995.

Anacomp has reserved 3,800,000 shares of authorized common stock for the contingent acquisition consideration and 1,091,000 shares of authorized common stock for the contingent prepayment of the note.

Fiscal 1993

During fiscal 1993, Anacomp acquired four micrographics service centers (all four were merged with existing Anacomp service centers) and certain assets of a microfilm reader maintenance services business for a total consideration of $4.4 million, of which approximately $1.9 million has been assigned to excess of purchase price over net assets of businesses acquired and other intangible assets.

NOTE 8.
SKC AGREEMENT:

In March 1992, Anacomp entered into a ten-year supply agreement (the "Supply Agreement") with SKC America, Inc., a New Jersey corporation ("SKCA"), and SKC Limited ("SKCL"), an affiliated corporation of SKCA organized pursuant to the laws of the Republic of Korea. SKCA and SKCL are collectively referred to as SKC. Pursuant to the Supply Agreement, Anacomp purchases substantially all of its requirements for magnetic-base polyester and coated duplicate microfilm from SKC.

In October 1993, the Supply Agreement was extended to December 2003 and amended to include finished microfilm products manufactured by SKC exclusively for Anacomp. Concurrent with the modification of the Supply Agreement, SKC purchased Anacomp's Sunnyvale, California, duplicate microfilm manufacturing operation for $900,000, payable over five years. At September 30, 1995, $720,000 is due from SKC. Costs of $3.4 million associated with this Supply Agreement were deferred and are being amortized over the life of the Supply Agreement. The unamortized balance at September 30, 1995 was $2.8 million.

SKC is providing Anacomp with a $25.0 million trade credit arrangement which expires December 31, 2001; however, due to Anacomp being in default under its various debt agreements as discussed in Note 11, SKC
has the option to terminate the Supply Agreement at any time.   If SKC
were to terminate the Supply Agreement, all amounts owed pursuant to the trade credit arrangement or the Supply Agreement become immediately due and payable. The trade credit arrangement bears interest at 2.5% over the prime rate of The First National Bank of Boston (8.75% as of September 30, 1995). Anacomp has provided SKC a purchase money security interest in up to $10.0 million of products purchased by Anacomp under the Supply Agreement.

NOTE 9.
PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:
                                     Estimated Useful    September 30,
       (Dollars in thousands)         Life in Years     1995      1994

       Land and buildings.............    10 - 40     $  5,283  $  7,590
       Office furniture ..............     3 - 12       12,141    12,553
       Manufacturing equipment
         and tooling..................     2 - 10       31,351    28,901
       Field support spare parts .....     4 - 7        21,764    25,555
       Leasehold improvements ........ Term of Lease    10,782    12,826
       Equipment leased to others ....     2 - 4         1,838     1,824
       Processing equipment ..........     3 - 12       58,722    78,094
                                                       141,881   167,343
       Less accumulated depreciation
        and amortization .............                 (96,898) (100,574)
                                                      $ 44,983 $  66,769
                                                      ========  ========

NOTE 10.
LONG-TERM RECEIVABLES:

Long-term receivables consist of the following:

(Dollars in thousands)                     September 30,     1995       1994
Lease contracts receivable .............................   $15,678    $21,160
Notes receivable from asset sales ......................     2,619      1,635

Other ..................................................       411      1,609
                                                            18,708     24,404
Less current portion ...................................    (6,386)    (8,021)
                                                           $12,322    $16,383
                                                           =======    =======

Other long-term receivables include $1.1 million at September 30, 1994, due from an officer. This receivable was settled during 1995.

Lease contracts receivable result from customer leases of products under agreements which qualify as sales-type leases. Annual future lease payments to be received under sales-type leases are as follows:

          (Dollars in thousands) Year ended September 30,
          1996..........................................   $ 7,024
          1997..........................................     5,337
          1998..........................................     3,328
          1999..........................................     1,971
          2000..........................................       736
                                                            18,396
          Less deferred interest .......................    (2,718)
                                                           $15,678
                                                           =======

NOTE 11.
LONG-TERM DEBT:

Long-term debt is comprised of the following:

(Dollars in thousands)                     September 30,        1995       1994
Revolving Loan at 8.63% and 7.81%, respectively.........   $   31,328 $  23,000
Multicurrency Revolving Loan
  at 8.44% and 7.67%  respectively......................       28,813    20,665
Term Loans at 8.56% and 7.56%, respectively.............       13,039    40,261
Series A Senior Notes at 7.56%..........................           --     3,548
Series B Senior Notes at 12.25%.........................       58,908    67,500
15% Senior Subordinated Notes (net of unamortized
  discount of $4,619 and $5,516 respectively)...........      220,281   219,384
13.875% Convertible Subordinated Debentures due
 January 15, 2002 (net of unamortized discount of
 $2,077 and $2,309 respectively)........................       21,155    20,922
9% Convertible Subordinated Debentures due
 January 15, 1996.......................................       10,479    10,479
Installment note payable at 10% due July 15, 1997.......        2,513     3,895
Other...................................................        3,384     2,193
                                                              389,900   411,847
Less current portion....................................     (389,900)  (45,222)
                                                            $      -- $ 366,625
                                                            ========= =========

On April 26, 1995 the Company failed to make scheduled principal payments of $12.5 million on its Term Loan and $7.5 million on its Series B Senior Notes. The Company failed on May 1, 1995 to make a scheduled interest payment of $17.0 million on its 15% Senior Subordinated Notes (the "15% Notes") and on July 17, 1995 to make a scheduled interest payment of $1.6 million on its 13 7/8%
Convertible Subordinated Debentures.   As a result of these failures and the
violation of various debt covenants, the Company is in default of all of its debt and all such amounts are classified as current.

The Term Loan, Revolving Loans and Series B Senior Notes call for the payment of default interest in the amount of 2% annually of the outstanding principal. The 15% Notes call for the payment of default interest in the amount of 1% annually of the principal amount of the Notes and for the payment of interest on unpaid scheduled interest in the amount of 16% annually.

The Company has accrued default interest and interest on unpaid scheduled interest as of September 30, 1995 in the amount of $3.3 million.

The Company has agreed with its Senior Creditors (collectively the holders of the Term Loan, Revolving Loans and Series B Senior Notes) to continue to pay interest monthly on its Senior Debt at the regular non-default rate. At September 30, 1995 the Company was current in its payment of such nterest obligations.

The Company also failed on October 15, 1995 to make a $345,000 payment on the installment note payable, and on October 26, 1995 to make a scheduled Term Loan principal payment of $539,000 and a scheduled Series B Senior Note principal payment of $7.5 million. On October 26, 1995, the Company's Revolving Loans became due, but were not repaid. On November 1, 1995, the Company failed to make a scheduled interest payment on its 15% Notes in the amount of $17.2 million.

The Company is currently in negotiations with its Senior and Subordinated Creditors to arrive at a resolution to the above described defaults and intends to continue to defer the above payments until an agreement is reached.

The Multicurrency Revolving Loan has been borrowed by certain of the Company's foreign subsidiaries and by the Company in U.S. Dollars and German Marks in an equivalent amount of $28.8 million, and carries an interest rate of 275 basis points (excluding default interest) over the one-, two-, three - or six-month reserve adjusted London Interbank Offered Rate ("LIBOR") of the borrowed currency, selected at the Company's option.

The Revolving Loan carries an interest rate of 275 basis points (excluding default interest) over the one- , two-, three - or six-month reserve adjusted LIBOR, selected at the Company's option.

The Term Loans and Series A Senior Notes carry an interest rate of 275 basis points, (excluding default interest) over the three-month LIBOR rate.

The Series B Senior Notes carry an interest rate of 12.25% (excluding default interest).

Subject to certain exceptions, 100% of proceeds from the sale of assets must be applied to repayment of the Senior Debt.

The 15% Senior Subordinated Notes were issued in 224,900 units of $1,000 and
30.351 detachable warrants to purchase Anacomp Common Stock at $1.873 per share. Accordingly, capital surplus was increased by $8,996,000 in fiscal 1991 with the issuance of these warrants and the notes were recorded at their discounted value of $215.9 million and are being accreted to their face value through the original due date of 2000.

The Master Agreement, which covers the Term Loans, the Revolving Credit Commitment, and the Series A and Series B Senior Notes, gives the Senior Creditors a security interest in all of the assets of Anacomp; contains various limitations on advances and investments made by the Company; prohibits or restricts, without prior approval of the Senior Creditors, mergers, acquisitions, change of control, certain types of lease transactions, payment of dividends on Anacomp Common Stock, and voluntary payment in cash of any principal amount of Anacomp's subordinated debt; and contains certain other restrictive covenants related to net worth, cash flow, fixed charges, debt incurrence, capital expenditures and the current ratio.

The Master Agreement also provided for the availability of letters of credit under the Revolving Loan. As of September 30, 1995, letters of credit for approximately $4.5 million have been issued. The revolving loan expired on October 26, 1995 without the Company repaying or funding the outstanding $4.5 million of letter of credit commitments resulting in such commitments remaining outstanding.

The 15% Notes are subordinated to the payment in full of the principal and
interest on all Senior indebtedness.   The 15% Notes rank pari passu to the
remaining 12.25% Notes and 8.25% Senior Subordinated Notes (if and when issued) discussed in Note 12. Additionally, they are senior to the outstanding 9% Convertible Subordinated Debentures due 1996 and the 13.875% Convertible Subordinated Debentures due 2002.

The 15% Note Indenture contains covenants relating to net worth, and limitations on restricted payments, liens, transactions with affiliates, incurrence of additional debt, asset sales, acquisitions, and change of control. The 15% Note holders will be granted a security interest in all of Anacomp's assets upon the repayment of all Senior Secured Indebtedness.

The 13.875% Convertible Subordinated Debentures are convertible into 1,327,542 shares of Anacomp Common Stock at a conversion price of $17.50 per common share, and allow optional redemption at a price of 100% at any time. Anacomp International, N.V. a wholly-owned Netherlands Antilles subsidiary, has issued the 9% Convertible Subordinated Debentures with an original due date of January 15, 1996, guaranteed by Anacomp. The 9% debentures are convertible into 663,227 shares of Anacomp Common Stock at a conversion price of $15.80 per common share. In the event of certain changes affecting United States or Netherlands Antilles taxation, the interest rate will be increased for any taxes required to be withheld or, at Anacomp's option, all debentures outstanding may be redeemed at 100% of the principal amount plus accrued interest.

NOTE 12.
REDEEMABLE PREFERRED STOCK:

Anacomp issued in a private placement in 1987, 500,000 shares of 8.25% Cumulative Convertible Redeemable Exchangeable Preferred Stock
(the "Preferred Shares"). Each Preferred Share has a preference value of $50 and is convertible into Anacomp common stock at a conversion price of $7.50. The redeemable preferred stock was recorded at fair value on the date of issuance less issue costs. The excess of the preference value over the carrying value is being accreted by periodic charges to retained earnings over the original life of the issue.

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

Dividends on the preferred shares have been accrued, but not paid since the March 15, 1995 quarterly dividend payment. Interest on the unpaid dividends compounds quarterly at an annual rate of 8.25%. If the Company is in arrears for the equivalent of four quarterly dividend payments, then two directors are to be added to the Board of Directors. The holders of the preferred shares have the exclusive right to elect the two additional directors.

At any dividend payment date after March 15, 1990, Anacomp may exchange the Preferred Shares for an equal face amount of 8.25% Senior Subordinated Notes due March 1, 2002 (the "Exchange Debentures"). Except for certain shareholder rights, the Exchange Debentures will carry terms similar to the Preferred Shares. There were no such exchanges as of September 30, 1995.

NOTE 13.

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

Anacomp can redeem the rights at $.001 per right at any time until the tenth day following the announcement that a 15% ownership position has been acquired. Under certain circumstances as set forth in the Rights Plan, the decision to redeem shall require the concurrence of a majority of the Continuing Directors (as such term is defined in the Rights Plan). The rights expire February 26, 2000.

Preferred Stock

Anacomp has authorized 1,000,000 shares of preferred stock, of which 500,000 shares of redeemable preferred stock were issued and outstanding at September 30, 1995 and 1994 (see Note 12).

Stock Option Plans

Anacomp's stock option plans provide that the exercise price of the options be determined by the Board of Directors (the Board), and in no case be less than 100% of fair market value at the time of grant for qualified options, or less than the par value of the stock for non-qualified options. An option may be exercised subject to such restrictions as the Board may impose at the time the option is granted. In any event, each option shall terminate not later than 10 years after the date on which it is granted, except for certain non-qualified options which shall terminate not later than 20 years after the date on which granted.

Shares available for grant under the plans were 1,401,328, 725,827 and 895,145 at September 30, 1995, 1994 and 1993, respectively. Options outstanding, of which 2,512,992 are exercisable as of September 30, 1995 are as follows:

                                                               Option Price
                                                Shares          Per Share
Outstanding at September 30, 1992            3,680,709      $ 1.000  -$ 7.875
  Granted . . . . . . . . . . . . . . . . .  1,308,834        2.750  -  9.000
  Cancelled . . . . . . . . . . . . . . . .    (72,839)       2.000  -  7.875
  Expired . . . . . . . . . . . . . . . . .    (38,701)       2.000  -  7.875
  Exercised . . . . . . . . . . . . . . . .   (463,475)       2.000  -  3.500
Outstanding at September 30, 1993            4,414,528        1.000  -  9.000
  Granted . . . . . . . . . . . . . . . . .    205,381        2.750  -  4.000
  Cancelled . . . . . . . . . . . . . . . .    (81,908)       1.000  -  7.875
  Expired . . . . . . . . . . . . . . . . .    (23,096)       2.000  -  7.875
  Exercised . . . . . . . . . . . . . . . .   (306,646)       1.000  -  3.375

Outstanding at September 30, 1994            4,208,259        1.000  -  9.000
  Granted . . . . . . . . . . . . . . . . .  1,355,736         .563  -  2.500
  Cancelled . . . . . . . . . . . . . . . . (2,010,753)        .563  -  4.750
  Expired . . . . . . . . . . . . . . . . .    (20,484)       2.000  -  4.500
  Exercised . . . . . . . . . . . . . . . .    (24,863)        .563  -  2.000
Outstanding at September 30, 1995            3,507,895      $  .563  -$ 9.000
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

At September 30, 1995 approximately 23.4 million shares of Anacomp common stock are reserved for exercise of stock options, conversion of convertible subordinated debentures, purchases by stock purchase plan participants, conversion of preferred stock, exercise of warrants, Graham acquisition agreement requirements and other corporate purposes.

NOTE 14.
INCOME TAXES:

The components of income (loss) before income taxes and extraordinary credit were:

                                                           C>
(Dollars in thousands) Year ended September 30,    1995      1994      1993

United States . . . . . . . . . . . . . . . . . $(209,151) $ 7,143   $10,761
Foreign . . . . . . . . . . . . . . . . . . .       5,825    8,212     9,730
                                                $(203,326) $15,355   $20,491
                                                =========  =======   =======

The components of income tax expense after utilization of net operating loss carryforwards and the adjustment of tax reserves are summarized below:

(Dollars in thousands) Year ended September 30,   1995       1994       1993

 Federal .....................................  $     --   $    --    $ 5,800
 Foreign .....................................     4,800     3,300      4,800
 State .......................................        --       300      1,900
                                                   4,800     3,600     12,500
Tax reserve adjustment........................     1,200    (1,200)    (3,700)
Deferred......................................    29,000     6,000         --
                                                  35,000     8,400      8,800
Extraordinary credit, reduction of income
 taxes arising from carryforward of prior
 year's operating losses .....................        --        --     (6,900)
                                                $ 35,000   $ 8,400    $ 1,900
                                                ========   =======    =======

The following is a reconciliation of income taxes calculated at the United States federal statutory rate to the provision for income taxes:

(Dollars in thousands) Year ended September 30,   1995       1994       1993
Provision for income taxes at
 U.S. statutory rate..........................  $(71,200)  $ 5,374    $ 7,131
Increase in deferred tax asset
 valuation allowance..........................    51,400        --         --
Nondeductible amortization and
 write-off of intangible assets...............    40,500     3,175      2,973
U.S. tax on distributed and
 undistributed foreign earnings...............    12,300        --         --
Tax reserve adjustment........................     1,200    (1,200)    (3,700)
State and foreign income taxes ...............     2,800       821      2,140
Other ........................................    (2,000)      230        256
                                                $ 35,000   $ 8,400    $ 8,800
                                                ========   =======    =======

The Company adopted FAS 109 in the first quarter of fiscal 1994 and recorded a deferred tax asset of $95.0 million representing the federal and state tax savings from net operating loss carryforwards ("NOLs") and tax credits. The Company also recorded a valuation allowance of $60.0 million reducing the deferred tax asset to a net $35.0 million. Recognition of the deferred tax asset reduced goodwill by $27.0 million and provided a cumulative effect increase to income of $8.0 million. During 1994, the net deferred tax asset was reduced to $29.0 million, reflecting usage of the asset to reduce income taxes payable by $6.0 million. During 1995, tax effects of future differences and carryforwards increased from $86.0 million to $108.4 million, an increase of $22.4 million resulting from the tax effect of the 1995 taxable loss ($5.6 million) and the tax effect of an increase in cumulative temporary differences ($16.8 million) between income reported for financial reporting purposes and for tax purposes. The valuation allowance was increased from $57.0 million to $108.4 million to reduce the net deferred tax asset to zero as a result of the uncertainty associated with the utilization of these assets in future periods due to the events described in Note 2.

The components of deferred tax assets and liabilities at September 30, 1995 and September 30, 1994 are as follows:

                                                September 30,   September 30,
Net Deferred Tax Asset (Dollars in thousands)       1995           1994
Tax effects of future tax deductible
  differences related to:
  Inventory reserves..........................  $   5,700      $   2,600
  Depreciation................................      1,700          1,600
  Building reserves...........................      1,800          5,000
  EPA reserve.................................      2,500          2,300
  Sale/leaseback of assets....................      2,800            900
  Restructuring reserves......................      8,000             --
  Asset sale..................................      3,200             --
  Capitalized software........................      1,600             --
  Bad debt reserve............................      2,100             --
  Other net deductible differences............      5,500          4,100
Tax effects of future taxable differences
  related to:
  Undistributed foreign earnings..............     (8,800)            --
  Leases......................................     (3,300)        (4,500)
  Capitalized software........................         --         (6,000)
Net tax effects of future differences              22,800          6,000

Tax effects of carryforward benefits:
  Federal net operating loss carryforwards....     78,600         73,000
  Federal general business tax credits........      3,000          3,000

  Foreign tax credits ........................      4,000          4,000
Tax effects of carryforwards..................     85,600         80,000

Tax effects of future differences
  and carryforwards...........................    108,400         86,000
Less deferred tax asset valuation allowance...   (108,400)       (57,000)
Net deferred tax asset........................  $      --      $  29,000
                                                ==========     =========

At September 30, 1995, the Company has NOLs of approximately $218.0 million available to offset future taxable income. This amount will increase to $281.0 million as certain timing differences reverse in future periods. The Company also has tax credit carryforwards of $3.0 million available to reduce future tax liabilities, including $1.0 million of preacquisition tax credits. The NOLs expire commencing in 1996 ($2.0 million) with remaining amounts in various periods through 2010. The tax credit carryforwards expire substantially in 1997.

During 1995, 1994 and 1993, the Company settled various income tax matters, including issues associated with the 1988 Xidex acquisition. Settlement of these issues and other considerations resulted in an unfavorable adjustment to federal and foreign income tax reserves in 1995 of $1.2 million and favorable adjustments in 1994 and 1993 to federal and foreign income tax reserves of $1.2 million and $3.7 million, respectively. The adjustments are reflected as a charge or credit to income tax expense.

The 1993 provision for income taxes includes an amount which is offset by the utilization of federal and foreign NOLs. The tax benefit from utilization of these NOLs prior to the adoption of FAS 109 is reported as an extraordinary credit in the Consolidated Statements of Operations. The net tax provision results from foreign and state income taxes which cannot be reduced by NOLs from prior years.

NOTE 15.
COMMITMENTS AND CONTINGENCIES:

Anacomp has commitments under long-term operating leases, principally for building space and data service center equipment. Lease terms generally cover periods from five to twelve years. The following summarizes the future minimum lease payments under all noncancelable operating lease obligations, including the unfavorable lease commitments and vacant facilities discussed in Note 1, which extend beyond one year:

      (Dollars in thousands)                          Year ended   September 30,
       1996 .......................................................   $ 23,508
       1997 .......................................................     18,822
       1998 .......................................................     15,540
       1999 .......................................................      7,789
       2000 .......................................................      4,558
       2001 and thereafter ........................................     28,985
                                                                        99,202
       Less liabilities recorded as of September 30, 1995
         related to unfavorable lease commitments and future
         lease costs for vacant facilities.........................     (6,664)
                                                                      $ 92,538
                                                                      ========



The total of future minimum rentals to be received under noncancelable subleases related to the above leases is $1.9 million. No material losses in excess of the liabilities recorded are expected in the future.

Anacomp leases certain equipment installed in its data service centers. As a result of the Company's default under its debt obligations, as more fully discussed in Notes 2 and 11, Anacomp is in default under these lease agreements whereby the lessors have the right to require that Anacomp prepay the remaining future lease payments. Because the equipment lease payments have been made and are expected to be made in a timely manner, the Company does not expect that the lessors will assert this right under these lease agreements.

In November 1993, Anacomp and Pennant Systems, a division of IBM, announced a joint effort to develop software which will allow Anacomp's XFP 2000 to process and image IBM Advanced Function Presentation ("AFP") formatted data. This program resulted in the XFP 2000 being able to interpret AFP data streams, including, those containing fonts, logos, signatures and other images on microfiche.

As consideration for the development of the AFP, Anacomp paid Pennant Systems a development fee of $6.5 million. Anacomp must also pay Pennant Systems minimum annual royalty payments for the licensed system installations for six years. The minimum royalty payments for years one through three are $1.5 million per year and $1.0 million per year for years four through six. In addition, Anacomp must pay Pennant Systems for ongoing system support which begins in December 1995 and continues for 10 years. The minimum system support payments over the 10 year period are $5.7 million. As of September 30, 1995, Anacomp established a reserve of $7.7 million for future payments to Pennant Systems for software royalty and systems support obligations which are not recoverable
as more fully   discussed in Note 1.

The Company sold $10.5 million and $5.9 million of lease receivables in the years ended September 30, 1995 and 1994, respectively. Under the terms of the sale, the purchasers have recourse to the Company should the receivables prove to be uncollectible. The amount of recourse at September 30, 1995 is $5.5 million.

Anacomp also is involved in various claims and lawsuits incidental to its business and believes that the outcome of any of those matters will not have a material adverse effect on its consolidated financial position or results of operations.

NOTE 16.
SUPPLEMENTARY INCOME STATEMENT INFORMATION:

(Dollars in thousands)  Year ended September 30,    1995      1994      1993

  Maintenance and repairs ......................  $ 16,609  $ 12,759  $11,765
  Depreciation and amortization:
    Property and equipment .....................    19,406    17,524   17,149
    Deferred software costs.....................     3,449     3,673    2,873
    Intangible assets...........................    13,143    13,418   12,984
  Rent and lease expense .......................    23,755    19,371   19,312

NOTE 17.
OTHER ACCRUED LIABILITIES:

Other accrued liabilities consist of the following:

(Dollars in thousands)             September 30,    1995      1994
Deferred profit on sale/leaseback transactions..  $14,559   $ 9,165
EPA reserve.....................................    7,350     6,420
Software license reserve........................    7,672        --
Other ..........................................   31,006    19,442
                                                  $60,587   $35,027
                                                  =======   =======

Xidex was designated by the United States Environmental Protection Agency ("EPA") as a potentially responsible party for investigatory and cleanup costs incurred by state and federal authorities involving locations included on a list of EPA's priority sites for investigation and remedial action under the federal Comprehensive Environmental Response, Compensation, and Liability Act. The EPA reserve noted above relates to its estimated liability for cleanup costs for the aforementioned locations and other sites. No material losses are expected in excess of the liabilities recorded above.

NOTE 18.
EARNINGS (LOSS) PER SHARE:

The computation of earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from stock options, exercise of warrants and acquisitions. Fully diluted earnings (loss) per share also reflect additional dilution related to stock options due to the use of the market price at the end of the period, when higher than the average price for the period.

The weighted average number of common and common equivalent shares used to compute earnings per share is:

        Year ended September 30,        1995           1994            1993

For earnings (loss) per common and
 common equivalent share .......    46,061,818        47,335,723   42,749,933


For earnings (loss) per share
 assuming full dilution ........    46,061,818        47,534,985   42,964,380

NOTE 19.
INTERNATIONAL OPERATIONS:

Anacomp's international operations are conducted principally through subsidiaries, a substantial portion of whose operations are located in Western Europe. Information as to U.S. and international operations for the years ended September 30, 1995, 1994 and 1993 is as follows:

1995

(Dollars in thousands)        U.S.    International  Elimination  Consolidated
Customer sales ...........  $ 404,239    $186,950      $      --  $ 591,189
Inter-geographic .........     24,973          --        (24,973)        --

Total sales ..............  $ 429,212    $186,950      $ (24,973) $ 591,189
                            =========    ========      =========  =========

Operating income (loss) ..  $(135,811)   $  7,622      $      --  $(128,189)
                            =========    ========      =========  =========

Identifiable assets ......  $ 350,310    $ 70,719      $      --  $ 421,029
                            =========    ========      =========  =========

1994

(Dollars in thousands)        U.S.    International  Elimination  Consolidated

Customer sales ...........  $421,339     $171,260      $      --  $592,599
Inter-geographic .........    23,726           --        (23,726)       --

Total sales ..............  $445,065     $171,260      $ (23,726) $592,599
                            ========     ========      =========  ========

Operating income .........  $ 60,794     $ 18,783      $      --  $ 79,577
                            ========     ========      =========  ========

Identifiable assets ......  $590,743     $ 67,896      $      --  $658,639
                            ========     ========      =========  ========

1993

(Dollars in thousands)       U.S.    International   Elimination  Consolidated
Customer sales ...........  $414,726     $175,482      $     --   $590,208
Inter-geographic .........    26,101           --       (26,101)        --

Total sales ..............  $440,827     $175,482      $(26,101)  $590,208
                            ========     ========      ========   ========

Operating income .........  $ 66,883     $ 21,751      $     --   $ 88,634
                            ========     ========      ========   ========

Identifiable assets ......  $570,863     $ 72,685      $     --   $643,548
                            ========     ========      ========   ========

NOTE 20.
QUARTERLY FINANCIAL DATA (UNAUDITED):

(Dollars in thousands,                   First    Second     Third    Fourth
 except per share amounts)              Quarter   Quarter   Quarter   Quarter

Fiscal 1995
Revenues .............................. $151,812  $151,489  $ 148,933  $138,955
Gross profit ..........................   42,089    39,667     39,147    29,619
Net income (loss)......................      281    (7,664)  (138,829)  (92,114)
Preferred stock dividends and
  discount accretion...................      540       539        540       539
Net loss to common stockholders........ $  ( 259) $ (8,203) $(139,369) $(92,653)
                                         ======== ========  ========= =========

Earnings (loss) per common share
 (primarily and fully diluted):
Net loss to common stockholders........ $   (.01) $   (.18) $   (3.02) $  (2.01)

Fiscal 1994
Revenues .............................. $136,949  $146,569  $145,581  $163,500
Gross profit ..........................   41,337    42,049    40,944    47,786
Income before cumulative effect of
 accounting change.....................    1,401       942     2,185     2,427
Cumulative effect on prior years of a
 change in accounting for income taxes.    8,000        --        --        --
Net income ............................    9,401       942     2,185  $  2,427
Preferred stock dividends and discount
  accretion............................      540       539       540       539
Net income available to common
  stockholders......................... $  8,861  $    403  $  1,645  $  1,888
                                        ========  ========  ========  ========

Earnings per common share

 (primarily and fully diluted):
 Income before cumulative
   effect of accounting change
   (Net of preferred stock dividends).. $    .02  $    .01  $    .03  $    .04
Net income available to common
  stockholders.........................      .20       .01       .03       .04

NOTE 21.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES:

The following is a summary of activity in the Company's valuation and qualifying accounts and reserves for the years ended September 30, 1995, 1994 and 1993:



                                 Balance at Charged to             Balance at
                                 beginning  costs and               end of
          Description            of period  expenses   Deductions   period
(Dollars in thousands)
Year ended September 30, 1995:


  Allowance for doubtful accounts. $ 3,550  $ 4,670    $   853[1]  $ 7,367
                                   =======   =======   =======     =======


Year ended September 30, 1994:


  Allowance for doubtful accounts. $ 4,245  $  (268)   $   427[1]  $ 3,550
                                   =======   =======   =======     =======

Year ended September 30, 1993:

  Allowance for doubtful accounts. $ 7,365  $   669    $ 3,789[1]  $ 4,245
                                   =======  =======    =======     =======

[1]  Uncollectible accounts written off, net of recoveries.

NOTE 22.
SUBSEQUENT EVENTS:

Subsequent to September 30, 1995 Anacomp sold its Image Conversion Services Division ("ICS") for approximately $13.5 million which resulted in a net gain to the Company of approximately $6.2 million. The proceeds from this sale were used to reduce the principal balance on certain senior debt. The ICS Division performed source document microfilm services at several facilities around the country generating approximately $20.0 million of revenues per year.

On January 5, 1996 the Company filed a Debtors Joint Plan of
Reorganization with the U.S. Bankruptcy Court. See Note 2 for further discussion.

EXHIBIT INDEX
EXHIBIT NUMBER

(10)   MATERIAL CONTRACTS

       (ab)  Lease agreement dated June 24, 1993 and Amendment No. 1 dated
             October 19, 1994 between Anacomp, Inc. and Com-Lease, Inc.

       (ac)  Amended and Restated Employment Agreement between Anacomp and P.
             Lang Lowrey, III, effective September 24, 1995.

       (ad) First Amendment to Amended and Restated Employment Agreement between Anacomp and P. Lang Lowrey III effective October 1, 1995.

       (ae)  Letter Agreement dated November 16, 1995 between Anacomp and P.
             Lang Lowrey III>

(11) Statement re: computation of per share earnings.

(21) Subsidiaries of the registrant.

(23) Consent of independent public accountants.

(27) Financial data schedule (Required for electronic filing only).