Form 10-Q
period 1995-12-31
ANACOMP INC
filed 1996-01-24
CIK 6260

                                 UNITED STATES



                      SECURITIES AND EXCHANGE COMMISSION



                            Washington, D.C.  20549



                                   Form 10-Q





            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934



                    For the period ended December 31, 1995



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

December 31, 1995, the close of the period covered by this report, was

46,287,660.



                        ANACOMP, INC. AND SUBSIDIARIES





                                     Index




PART I.     FINANCIAL INFORMATION                                      Page No.



Item 1.     Financial Statements:



              Condensed Consolidated Balance Sheets

              December 31, 1995 and September 30, 1995 ................     2



              Condensed Consolidated Statements of Operations

              Three Months Ended December 31, 1995 and 1994............     3



              Condensed Consolidated Statements of Cash Flows

              Three Months Ended December 31, 1995 and 1994............     4



              Condensed Consolidated Statements of

                Stockholders' Equity (Deficit)

              Three Months Ended December 31, 1995 and 1994............     5



              Notes to Condensed Consolidated Financial Statements.....     6



Item 2.     Management's Discussion and Analysis of

            Financial Condition and Results of Operations .............    11





PART II.    OTHER INFORMATION





Item 3.     Defaults upon Senior Securities ...........................    15





Item 6.     Exhibits and Reports on Form 8-K...........................    15







SIGNATURES ............................................................    16


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Anacomp, Inc. and Subsidiaries (Debtor-In-Possession,

 Effective January 5, 1996.  See Note 3.)



(Dollars in thousands,                                          Dec. 31,   Sept. 30,

 except per share amounts)                                        1995        1995


ASSETS

Current assets:

  Cash and cash equivalents . . . . . . . . . . . . . . . . .  $ 27,209    $ 19,415

  Accounts and notes receivable, less allowances for

   doubtful accounts of $7,331 and $7,367, respectively . . .    78,102      90,091

  Current portion of long-term receivables  . . . . . . . . .     5,529       6,386

  Inventories . . . . . . . . . . . . . . . . . . . . . . . .    46,765      53,995

  Prepaid expenses and other  . . . . . . . . . . . . . . . .     6,825       5,306

Total current assets  . . . . . . . . . . . . . . . . . . . .   164,430     175,193



Property and equipment, at cost less

 accumulated depreciation and amortization  . . . . . . . . .    38,719      44,983

Long-term receivables, net of current portion . . . . . . . .    10,039      12,322

Excess of purchase price over net assets of businesses

 acquired and other intangibles, net. . . . . . . . . . . . .   157,884     160,315

Other assets  . . . . . . . . . . . . . . . . . . . . . . . .    27,047      28,216

                                                               $398,119    $421,029

                                                               ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

  Current portion of long-term debt . . . . . . . . . . . . .  $376,371    $389,900

  Accounts payable  . . . . . . . . . . . . . . . . . . . . .    49,242      57,368

  Accrued compensation, benefits and withholdings . . . . . .    14,507      20,891

  Accrued income taxes  . . . . . . . . . . . . . . . . . . .    10,618       9,365

  Accrued interest. . . . . . . . . . . . . . . . . . . . . .    52,569      40,746

  Other accrued liabilities . . . . . . . . . . . . . . . . .    53,292      60,587

Total current liabilities . . . . . . . . . . . . . . . . . .   556,599     578,857



Noncurrent liabilities. . . . . . . . . . . . . . . . . . . .     5,448       5,841



Redeemable preferred stock, $.01 par value, 500,000 issued,

 485,750 and 500,000 outstanding, respectively

 (aggregate preference value of $24,288

 and $25,000, respectively) . . . . . . . . . . . . . . . . .    23,897      24,574



Stockholders' equity (deficit):

  Common stock, $.01 par value, authorized 100,000,000

   shares, 46,287,660 and 46,187,625 issued, respectively . .       463         462

  Capital in excess of par value  . . . . . . . . . . . . . .   183,425     182,725

  Cumulative translation adjustment . . . . . . . . . . . . .       533       1,329

  Accumulated deficit . . . . . . . . . . . . . . . . . . . .  (372,246)   (372,759)

Total stockholders' equity (deficit). . . . . . . . . . . . .  (187,825)   (188,243)

                                                               $398,119    $421,029

                                                               ========    ========


              See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Anacomp, Inc. and Subsidiaries (Debtor-In-Possession,

 Effective January 5, 1996.  See Note 3.)



                                                              Three months ended

(Dollars in thousands,                                             December 31,

 except per share amounts)                                       1995        1994


Revenues:

  Services provided . . . . . . . . . . . . . . . . . . . .  $ 50,928     $ 54,880

  Equipment and supply sales  . . . . . . . . . . . . . . .    79,337       96,932

                                                              130,265      151,812

Operating costs and expenses:

  Costs of services provided  . . . . . . . . . . . . . . .    27,838       29,437

  Costs of equipment and supplies sold. . . . . . . . . . .    61,761       73,022

  Selling, general and administrative expenses  . . . . . .    24,447       31,460

                                                              114,046      133,919



Income from operations before interest, other income,

  financial restructuring costs, and income taxes . . . . .    16,219       17,893



Interest income . . . . . . . . . . . . . . . . . . . . . .       501          475

Interest expense and fee amortization . . . . . . . . . . .   (18,286)     (17,949)

Financial restructuring costs (See Note 4). . . . . . . . .    (2,801)          --

Other income (See Note 5) . . . . . . . . . . . . . . . . .     6,620          162

                                                              (13,966)     (17,312)



Income before income taxes  . . . . . . . . . . . . . . . .     2,253          581

Provision for income taxes  . . . . . . . . . . . . . . . .     1,200          300

Net income. . . . . . . . . . . . . . . . . . . . . . . . .     1,053          281



Preferred stock dividends and discount accretion  . . . . .       540          540

Net income (loss) available to common stockholders  . . . .  $    513     $   (259)

                                                             ========     ========



Earnings (loss) per common and common equivalent share:



  Net income (loss) available to common . . . . . . . . . .  $    .01     $   (.01)

                                                             ========     ========




              See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Anacomp, Inc. and Subsidiaries (Debtor-In-Possession,

 Effective January 5, 1996.  See Note 3.)



                                                                     Three months ended

                                                                        December 31,

(Dollars in thousands)                                                1995       1994


Cash flows from operating activities:

  Net income....................................................   $  1,053     $    281

  Adjustments to reconcile net income to net

   cash provided by (used in) operating activities:

    Depreciation and amortization...............................      8,017       11,515

    Loss on disposition of other assets ........................         56           72

    Gain on sale of ICS Division ...............................     (6,202)          --

    Change in assets and liabilities, net of acquisitions:

      Decrease (increase) in accounts and

        long-term receivables...................................     10,868         (912)

      Decrease (increase) in inventories and prepaid expenses...      5,057       (5,294)

      Increase in other assets..................................       (810)      (3,588)

      Decrease in accounts payable and accrued expenses.........     (8,727)      (9,828)

      Decrease in other noncurrent liabilities..................        (70)        (906)

        Net cash provided by (used in) operating activities.....      9,242       (8,660)



Cash flows from investing activities:

  Proceeds from sale of ICS Division ...........................     13,554           --

  Proceeds from sale of other assets............................         --       14,519

  Purchases of property, plant and equipment....................     (1,161)      (3,236)

  Payments to acquire companies and customer rights.............         --         (542)

        Net cash provided by investing activities...............     12,393       10,741



Cash flows from financing activities:

  Proceeds from issuance of common stock .......................         --          238

  Proceeds from revolving line of credit and





    long-term borrowings........................................         --       20,000

  Principal payments on long-term debt..........................    (13,705)     (36,209)

  Preferred dividends paid......................................         --         (516)

        Net cash used in financing activities ..................    (13,705)     (16,487)



Effect of exchange rate changes on cash.........................       (136)        (128)

Increase (decrease) in cash and cash equivalents................      7,794      (14,534)



Cash and cash equivalents at beginning of period................     19,415       19,871



Cash and cash equivalents at end of period......................   $ 27,209     $  5,337

                                                                   ========     ========

Supplemental disclosures of cash flow information

Cash paid during the period for:

  Interest......................................................   $  3,486     $ 22,294

  Income taxes..................................................   $    606     $  2,508




                 See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

Anacomp, Inc. and Subsidiaries (Debtor-In-Possession,

 Effective January 5, 1996.  See Note 3.)





THREE MONTHS ENDED DECEMBER 31, 1995



                                                Capital in Cumulative   Retained

                                      Common    excess of  Translation  earnings

(Dollars in thousands)                 Stock    par value  Adjustment   (deficit)     Total


BALANCE AT SEPTEMBER 30, 1995 ...... $    462   $ 182,725  $   1,329   $(372,759)  $(188,243)

Preferred stock conversion .........        1         700         --          --         701

Preferred stock dividends ..........       --          --         --        (516)       (516)

Accretion of redeemable preferred

  stock discount ...................       --          --         --         (24)        (24)

Translation adjustments for period..       --          --       (796)         --        (796)

Net income for the period ..........       --          --         --       1,053       1,053

BALANCE AT DECEMBER 31, 1995........ $    463   $ 183,425  $     533   $(372,246)  $(187,825)

                                     ========   =========  =========   =========   =========





THREE MONTHS ENDED DECEMBER 31, 1994



                                                Capital in Cumulative   Retained

                                      Common    excess of  Translation  earnings

(Dollars in thousands)                 Stock    par value  Adjustment   (deficit)     Total



BALANCE AT SEPTEMBER 30, 1994 ...... $    457   $181,843   $    (269)  $(132,275)  $  49,756

Exercise of stock options ..........       --         14          --          --          14

Shares issued for purchases under

  the Employee Stock Purchase Plan..        1        223          --          --         224

Preferred stock dividends ..........       --         --          --        (516)       (516)

Accretion of redeemable preferred

  stock discount ...................       --         --          --         (24)        (24)

Translation adjustments for period..       --         --        (972)         --        (972)

Graham Stock Issuances                      1        143          --          --         144

Net income for the period ..........       --         --          --         281         281

BALANCE AT DECEMBER 31, 1994........ $    459   $182,223   $  (1,241)  $(132,534)  $  48,907





                                     ========   ========   =========   =========   =========




                   See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Anacomp, Inc. and Subsidiaries (Debtor-In-Possession,

  Effective January 5, 1996.  See Note 3.)





NOTE 1.  ADJUSTMENTS:



    The condensed consolidated financial statements included herein have been prepared by Anacomp, Inc. ("Anacomp" or the "Company") and its

    wholly-owned subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain

    information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Report on Form 10-K as of September 30, 1995.



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



NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:



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



    Significant Estimates



    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

    Other Intangibles



    Other intangibles, net of accumulated amortization, of $20.4 million represent the purchase of the rights to provide microfilm or maintenance services to certain customers and are being amortized on a straight-line basis over 10 years.  These unamortized costs are evaluated for impairment each period by determining their net realizable value.



    Research and Development



    The costs associated with research and development programs are expensed as incurred.



    Deferred software costs are the capitalized costs of software products to be sold with COM systems in future periods.  The unamortized costs are evaluated for impairment each period by determining their net realizable value.  Such costs are amortized over the greater of the estimated units of sale or under the straight-line method not to exceed five years.  Unamortized deferred software costs remaining as of

    December 31, 1995 total $5.7 million and are included in "Other Assets"

    on the accompanying Condensed Consolidated Balance Sheets.



    Income Taxes



    Beginning in 1995, Anacomp's practice is to repatriate the income of its foreign subsidiaries as it is earned.  Accordingly, deferred tax is recorded on foreign income as it is earned.



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



    The cost of the inventories is distributed as follows:

                                                   Dec. 31,   Sept. 30,

        (Dollars in thousands)                       1995        1995


        Finished goods .....................      $ 36,025    $ 38,702

        Work in process ....................         4,262       4,955



        Raw materials and supplies .........         6,478      10,338

                                                  $ 46,765    $ 53,995

                                                  ========    ========


    Debt Issuance Costs



    The Company capitalizes all costs related to its issuance of debt and amortizes those costs using the effective interest method over the life of the related debt instruments.  Remaining debt issuance costs of $11.9 million at December 31, 1995 are included in "Other Assets" in the accompanying Condensed Consolidated Balance Sheets.  During the three months ended December 31, 1995, the Company amortized $800,000 of debt issuance costs which are included in "Interest Expense and Fee

    Amortization" in the accompanying Condensed Consolidated Statement of

    Operations.



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



    Goodwill



    Excess of purchase price over net assets of businesses acquired

    ("goodwill") is amortized on the straight-line method over the estimated periods of future demand for the product acquired.  Goodwill related to magnetics' products, net of accumulated amortization, of $5.3 million is being amortized over 15 years.  Goodwill, net of accumulated amortization of $132.2 million is related to the micrographics business which includes supplies, COM systems, micrographics services and maintenance services and is primarily being amortized over 40 years.

    When factors indicate that goodwill should be evaluated for impairment,

    Anacomp historically has evaluated goodwill based on comparing the unamortized balance of goodwill to undiscounted operating income over the remaining goodwill amortization period.  Effective June 30, 1995,

    Anacomp elected to modify its method of measuring goodwill impairment to a fair value approach.  If it is determined that impairment has occurred, the excess of the unamortized goodwill over the fair value of the goodwill applicable to the business unit will be charged to operations.  For purposes of determining fair value, the Company values the goodwill using a multiple of cash flow from operations based on consultation with its investment advisors.  Anacomp has concluded that fair value is a better measurement of the value of goodwill considering the Company's highly leveraged financial position.

NOTE 3.  RECENT DEVELOPMENTS:



    On January 5, 1996, Anacomp (the "Debtor") filed a prenegotiated Plan of

    Reorganization ("Plan") with the U.S. Bankruptcy Court in Delaware under

    Chapter 11 of the Bankruptcy Code.  The Company currently is in default under substantially all of its debt agreements as a result of its failure to make $89.7 million principal payments scheduled for April 26, 1995 and

    October 26, 1995 on the senior secured credit facilities (including $60.0 million relating to the revolving loan agreement which expired on October

    26, 1995), the $34.1 million interest payments scheduled for May 1, 1995 and November 1, 1995 on its Senior Subordinated Notes, and the $1.6

    million interest payment scheduled July 15, 1995 on the 13.875%

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



    Pursuant to the Plan, (i) Anacomp's senior secured debt would be exchanged for senior secured notes with a three year maturity, mandatory sinking fund payments, and an interest rate of of LIBOR plus 3.75%; (ii) the 15%

    Senior Subordinated Notes and related accrued interest would be exchanged for $160.0 million in new 13% senior subordinated notes with a six year maturity and 92.5% of new common stock to be issued by the Company; (iii)

    the Subordinated Debentures and related accrued interest would be exchanged for 7.5% of the Company's new common stock and warrants to purchase 2.5% of the new common stock; (iv) the Preferred Stock and related accrued dividends would be exchanged for warrants to purchase less than 1% of the new common stock; and (v) the existing common stock would be exchanged for warrants to purchase less than 1% of the new common stock.  Under the terms of the Plan, trade creditors will continue to be paid under normal trade terms.



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



    Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the

    U.S. bankruptcy laws are stayed while the Debtor continues business operations as Debtor in possession.  Under AICPA Statement of Position 90-

    7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy

    Code," ("SOP 90-7") the Company is required to adjust liabilities subject to compromise to the amount of the claim allowed by the court.  This will result in a write off of certain deferred debt issuance costs and debt discounts of approximately $17.6 million on the date of the bankruptcy filing.  These adjustments will be reflected in the Company's results for the quarter ended March 31, 1996.  In addition, SOP 90-7 requires the

    Company to report interest expense during the bankruptcy proceedings only to the extent that it will be paid during the proceeding or that it is probable to be an allowed priority, secured, or unsecured claim.

    The Company will adjust its interest expense on a prospective basis according to these guidelines.  The difference between the reported interest expense and the stated amount of interest will be disclosed in future filings.



NOTE 4.  FINANCIAL RESTRUCTURING COSTS:



    The Company has been engaged in continuous efforts since May 1995 to formulate a restructuring plan to satisfy its various investor constituencies.  Costs directly related to these activities of $2.8 million for the three months ended December 31, 1995 are included as

    "Financial restructuring costs" in the accompanying Condensed Consolidated

    Statements of Operations.



NOTE 5.  SALE OF ICS DIVISION:



    Effective November 1, 1995 Anacomp sold its Image Conversion Services

    Division ("ICS") for approximately $13.5 million which resulted in a net gain to the Company of $6.2 million.  The proceeds from this sale were used to reduce the principal balance on certain senior debt.  The ICS

    Division performed source document microfilm services at several facilities around the country generating approximately $20.0 million of revenues per year.



NOTE 6.  INCOME TAXES:



    Income tax expense is reported for the three months ended December 31,

    1995, based on the actual effective tax for the interim period as the

    Company believes this rate is the best estimate of the effective tax rate for the year ended September 30, 1996.  Also for the three months ended

    December 31, 1995, the U.S. Federal tax rate is zero since the U.S. tax provision of $1.3 million was offset by a corresponding reduction to the valuation allowance.  At December 31, 1995, the Company had U.S. Federal

    net operating loss carryforwards ("NOLS") of approximately $218.0 million available to offset future taxable income.



NOTE 7.  EARNINGS (LOSS) PER SHARE:



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

         AND RESULTS OF OPERATIONS







Recent Developments



On January 5, 1996, the Company filed a prenegotiated Plan of Reorganization

("Plan") with the U.S. Bankruptcy Court in Delaware under Chapter 11 of the

Bankruptcy Code.  The Company currently is in default under substantially all of its debt agreements as a result of its failure to make $89.7 million principal payments scheduled for April 26, 1995 and October 26, 1995 on the senior secured credit facilities (including $60.0 million relating to the revolving loan agreement which expired on October 26, 1995), the $34.1 million interest payments scheduled for May 1, 1995 and November 1, 1995 on its Senior

Subordinated Notes, and the $1.6 million interest payment scheduled July 15,

1995 on the 13.875% Subordinated Debentures, as well as certain financial covenant violations, and the cross-default provisions of the other debt agreements.



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

Subordinated Notes and related accrued interest would be exchanged for $160.0 million in new 13% senior subordinated notes with a six year maturity and

92.5% of a new common stock to be issued by the Company; (iii) the

Subordinated Debentures and related accrued interest would be exchanged for

7.5% of the Company's new common stock and warrants to purchase 2.5% of the new common stock; (iv) the Preferred Stock and related accrued dividends would be exchanged for warrants to purchase less than 1% of the new common stock;

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

Results of Operations



General



Net income available to common shareholders increased to $513,000 for the three months ended December 31, 1995 compared to a loss of $259,000 for the three months ended December 31, 1994.  The first quarter results were bolstered by a $6.2 million gain on the sale of the Image Conversion Services

Division ("ICS") which was effective November 1, 1995, and were reduced by

$2.8 million of financial restructuring costs.  Operating income, i.e., income before interest, other income, financial restructuring costs, and income taxes, amounted to $16.2 million compared to $17.9 million for the same period of the prior year.



Total revenues for the first quarter of $130.3 million represents a $21.5 million decrease from the first quarter of the prior year.  Approximately $9.9 million of the decrease is due to the discontinuance and downsizing of product lines including ICS ($3.2 million), flexible diskette media ($3.3 million),

reader and reader printer products ($2.1 million) and source document film

($1.3 million).  An additional $8.0 million of the decrease is due to reduced

COM systems revenues which is due to fewer XFP 2000 sales in the current quarter as well as the absence of revenue from sales of equipment for Anacomp data centers under sale and leaseback arrangements which amounted to $3.5 million in the first quarter of the prior year.



Costs of services provided as a percent of services revenue were 55% in the three months ended December 31, 1995, compared to 54% in the same period of the prior year.  Costs of equipment and supplies sold as a percent of equipment and supplies sales were 78% for the three months ended December 31,

1995 compared to 75% in the same period of the prior year.  The increase in cost of equipment and supplies sold is primarily due to the relatively lower level of COM systems sales which earn higher average gross margins.



Selling, general and administrative expenses were 19% of revenue in the three months ended December 31, 1995 compared to 21% in the same period of the prior year.  This represents a decrease of $7.0 million which is consistent with the cost reductions included in Anacomp's revised business plan.







Interest expense and fee amortization in the current quarter includes $2.4 million of default interest and interest on unpaid scheduled interest on the senior secured debt and senior subordinated notes which is required by the terms of the agreement.



Interest expense and fee amortization in the prior period included $1.4 million of accelerated amortization of debt fees as a result of accelerated debt paydowns that occurred during the first quarter of fiscal 1995.

Products and Services



COM systems revenues for the three months ended December 31, 1995 decreased

$8.0 million compared to the same period of the prior year.  The Company sold or leased 27 XFP 2000 COM systems to third party users in the current period compared to 47 systems in the same period of the prior year.  The Company believes the reduced systems sales is, at least in part, due to customers concerns regarding Anacomp's financial restructuring and also to the fact that the first quarter of the prior year was a particularly strong quarter.  Gross margins as a percent of revenue were lower for the quarter compared to the prior period, excluding the effect of the sale and leaseback revenues for which all profits are deferred and recognized over the leaseback period, due to reduced manufacturing levels and the resulting reduced manufacturing efficiencies.



Micrographics supplies and equipment revenues for the three months ended

December 31, 1995 decreased $5.3 million compared to the same period of the prior year principally as a result of the discontinuance and downsizing of product lines mentioned above.  Sales of original film were down 3% as a result of lower volumes.  Duplicate film sales were relatively unchanged compared to the prior period.  Micrographics supplies and equipment gross margins as a percent of revenue improved three percentage points as a result of changes in product mix due primarily to the sale and downsizing of product lines.



Micrographics services revenues decreased $1.3 million for the three months ended December 31, 1995 compared to the same three months of fiscal 1995,

excluding the effect of the ICS sale.  COM services volumes, which comprise over 90% of this category, decreased 5% and average selling prices decreased approximately 3%.  The decrease in average selling prices is the continuation of a trend that the Company has experienced over recent periods.  Gross margins as a percent of revenue decreased as the reduction in selling prices exceeded reductions in production costs.



Maintenance service revenues decreased $436,000 primarily due to the effect of

replacing older generation COM systems with the XFP which has   a capacity

significantly greater than the previous generation systems.  Gross margins as a percent of revenue decreased slightly.



Magnetics revenues decreased $4.2 million for the three months ended December

31, 1995 compared to the same three months of fiscal 1995.  The decline is attributable to the closure of the Omaha, Nebraska factory which produced flexible diskette media as well as decreased unit sales of open reel tape.

Magnetics gross margins as a percent of revenue decreased in the current period principally due to increased costs of raw materials.

Liquidity and Capital Resources



Anacomp's working capital at December 31, 1995, excluding the current portion of long-term debt and accrued interest, amounted to $36.8 million compared to

$27.0 million at September 30, 1995.  As discussed above, substantially all of the accrued interest would be exchanged for new securities under the Plan of

Reorganization.  As disclosed in the Condensed Consolidated Statements of Cash

Flows, net cash provided by operating activities increased to $9.2 million for the first three months compared to net cash used in operating activities of

$8.7 million in the comparable prior period primarily due to significant reductions in receivables and inventories.  Net cash provided by investing activities increased to $12.4 million in the current period, compared to $10.7 million in the comparable prior period, primarily as a result of reduced capital expenditures. Net cash used in financing activities in the current period include the $13 million repayment of debt with proceeds from the sale of the ICS Division.



Prior to the Chapter 11 filing, the Company was experiencing a liquidity shortfall caused by continued declining revenues and highly leveraged balance sheet.  Upon consummation of the Plan, the Company's pre-petition liquidity problems will be resolved by (i) deferring principal and interest payments that were due under the Company's senior secured debt; (ii) eliminating a significant portion of the payment obligations under the 15% Senior

Subordinated Notes, all payment obligations under the Subordinated Debentures and all payment obligations under the Company's Preferred Stock and (iii)

generating cash flow sufficient to service all of the Company's new debt.



The Company's cash balance as of December 31, 1995 was $27.2 million.  Anacomp anticipates that the Company will be able to operate its business in the ordinary course during the pendency of the bankruptcy proceeding.  Through the utilization of cash available at the date the bankruptcy proceeding was filed,

and pursuant to an order of the Bankruptcy Court permitting Anacomp to use cash collateral to pay expenses, Anacomp expects to have sufficient liquidity to conduct its business without disruption and to pay trade creditors in the ordinary course.

                        ANACOMP, INC. AND SUBSIDIARIES



                          PART II:  OTHER INFORMATION





                                                                   PAGE NUMBER


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES



          On April 6, 1995, Anacomp defaulted on the payment of

          its Senior Secured Debt.  See Note 3.





ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K



     (a)  Exhibits



          (11)  Computation of Earnings (Loss) per Common Share.         17



          (27)  Financial data schedule (required for electronic

                filing only)



     (b)  Reports on Form 8-K



          There were no reports on Form 8-K filed during the

          quarter ended December 31, 1995.


                                  SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







ANACOMP, INC.









   /s/ Donald L. Viles

Donald L. Viles

Vice President and

 Chief Accounting Officer







Dated this 24th day of January, 1996.