Form 10-Q
period 1996-03-31
ANACOMP INC
filed 1996-05-20
CIK 6260

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended March 31, 1996

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


                           YES    X      NO


The number of shares outstanding of the Common Stock of the registrant on March 31, 1996, the close of the period covered by this report, was 48,013,246.

                        ANACOMP, INC. AND SUBSIDIARIES



                                     Index

PART I.     FINANCIAL INFORMATION
                                                                        Page No.
Item 1.     Financial Statements:
              Condensed Consolidated Balance Sheets
              March 31, 1996 and September 30, 1995 ..................     2

              Condensed Consolidated Statements of Operations
              Three and Six Months Ended March 31, 1996 and 1995......     3

              Condensed Consolidated Statements of Cash Flows
              Six Months Ended March 31, 1996 and 1995................     4

              Condensed Consolidated Statements of Stockholders' Equity
              (Deficit) Six Months Ended March 31, 1996 and 1995......     5

            Notes to Condensed Consolidated Financial Statements......     6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations .............   15


PART II.    OTHER INFORMATION

Item 3.     Defaults Upon Senior Securities............................   21

Item 6.     Exhibits and Reports on Form 8-K...........................   21



SIGNATURES ............................................................   22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Anacomp, Inc. and Subsidiaries (Debtor-in-possession)

(Dollars in thousands, except per share amounts)                Mar. 31,    Sept. 30,
                                                                  1996        1995
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . .  $ 49,259    $ 19,415
  Accounts and notes receivable, less allowances for
   doubtful accounts of $6,968 and $7,367, respectively . . .    72,894      90,091

  Current portion of long-term receivables  . . . . . . . . .     5,680       6,386
  Inventories . . . . . . . . . . . . . . . . . . . . . . . .    42,535      53,995
  Prepaid expenses and other  . . . . . . . . . . . . . . . .     6,412       5,306
Total current assets  . . . . . . . . . . . . . . . . . . . .   176,780     175,193

Property and equipment, at cost less
 accumulated depreciation and amortization  . . . . . . . . .    36,663      44,983
Long-term receivables, net of current portion . . . . . . . .     9,133      12,322
Excess of purchase price over net assets of businesses
 acquired and other intangibles, net. . . . . . . . . . . . .   155,473     160,315
Other assets. . . . . . . . . . . . . . . . . . . . . . . . .    13,942      28,216
                                                               $391,991    $421,029
                                                               ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE:
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . .  $122,619    $389,900
  Accounts payable  . . . . . . . . . . . . . . . . . . . . .    52,894      57,368
  Accrued compensation, benefits and withholdings . . . . . .    14,369      20,891
  Accrued income taxes  . . . . . . . . . . . . . . . . . . .    11,334       9,365
  Accrued interest. . . . . . . . . . . . . . . . . . . . . .     4,888      40,746
  Other accrued liabilities . . . . . . . . . . . . . . . . .    48,587      60,587
Total current liabilities . . . . . . . . . . . . . . . . . .   254,691     578,857

Long-term debt, net of current portion. . . . . . . . . . . .        --          --
Other noncurrent liabilities. . . . . . . . . . . . . . . . .     5,548       5,841
Total noncurrent liabilities. . . . . . . . . . . . . . . . .     5,548       5,841

LIABILITIES SUBJECT TO COMPROMISE (See Note 4):
 Current Portion of long-term debt. . . . . . . . . . . . . .   258,611          --
 Accrued Interest . . . . . . . . . . . . . . . . . . . . . .    46,838          --
                                                                305,449          --

Redeemable preferred stock including accrued dividends
 as of March 31, 1996, $.01 par value, 500,000 issued,
 402,325 and 500,000 outstanding, respectively (aggregate
 preference value of $20,116 and 25,000, respectively) . . . .   21,340      24,574

Stockholders' equity (deficit):
  Common stock, $.01 par value, authorized 100,000,000
   shares, 48,013,246 and 46,187,625 issued, respectively . .       480         462
  Capital in excess of par value. . . . . . . . . . . . . . .   187,512     182,725
  Cumulative translation adjustment . . . . . . . . . . . . .       (52)      1,329
  Accumulated deficit . . . . . . . . . . . . . . . . . . . .  (382,977)   (372,759)
Total stockholders' equity (deficit). . . . . . . . . . . . .  (195,037)   (188,243)
                                                               $391,991    $421,029
                                                               ========    ========

              See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Anacomp, Inc. and Subsidiaries (Debtor-in-possession)

                                                    Three months ended      Six months ended
(Dollars in thousands, except per share amounts)          March 31,              March 31,
                                                     1996        1995       1996      1995
                                                     (See Notes 4 & 5)      (See Notes 4 & 5)
Revenues:
  Services provided . . . . . . . . . . . . . . .   $ 48,262  $ 55,956   $ 99,190   $110,836
  Equipment and supply sales  . . . . . . . . . .     77,649    95,533    156,986    192,465
                                                     125,911   151,489    256,176    303,301
Operating costs and expenses:
  Costs of services provided  . . . . . . . . . .     26,687    30,971     54,525     60,752
  Costs of equipment and supplies sold  . . . . .     58,813    69,952    120,574    142,810
  Selling, general and administrative expenses  .     23,148    37,562     47,595     68,842
                                                     108,648   138,485    222,694    272,404

Income before interest, other income,
 reorganization items and income taxes  . . . . .     17,263    13,004     33,482     30,897
Interest expense and fee amortization (con-
 tractual interest for the three and
 six months ending March 31, 1996 is $14,732
 and $29,804, respectively) . . . . . . . . . . .     (5,499)  (16,051)   (23,785)   (34,000)
Interest Income . . . . . . . . . . . . . . . . .        431       608        932      1,083
Cost of withdrawn refinancing . . . . . . . . . .         --    (3,000)        --     (3,000)
Other income (expenses) (See Note 7). . . . . . .         24    (1,125)     6,644       (963)
                                                      (5,044)  (19,568)   (16,209)   (36,880)

Income (loss) before reorganization
  items and income taxes. . . . . . . . . . . . .     12,219    (6,564)    17,273     (5,983)

Reorganization Items:
 Write-off of deferred debt issue costs and
  discounts . . . . . . . . . . . . . . . . . . .    (17,551)       --    (17,551)        --
 Financial restructuring costs. . . . . . . . . .     (3,135)       --     (5,936)        --
 Interest earned on accumulated cash resulting
  from Chapter 11 proceedings . . . . . . . . . .        236        --        236         --
                                                     (20,450)       --    (23,251)        --

Loss before income taxes  . . . . . . . . . . . .     (8,231)   (6,564)    (5,978)    (5,983)
Provision for income taxes (See Note 8) . . . . .      2,500     1,100      3,700      1,400

Net loss  . . . . . . . . . . . . . . . . . . . .    (10,731)   (7,664)    (9,678)    (7,383)

Preferred stock dividends and discount accretion.         --       539        540      1,079
Net loss available to common stockholders . . . .   $(10,731) $( 8,203)  $(10,218)  $ (8,462)
                                                    ========  =========  ========   ========


Net loss per common and common equivalent share .   $   (.23) $   (.18)  $   (.22)  $   (.18)
                                                    ========  ========   ========   ========


                      See notes to condensed consolidated financial statements.

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
   Anacomp, Inc., and Subsidiaries  (Debtor-in-possession)

                                                                         Six months ended
   (Dollars in thousands)                                                     March 31,
                                                                         1996        1995
   Cash flows from operating activities:
     Net loss .....................................................   $( 9,678)    $ (7,383)
     Adjustments to reconcile net income to net cash provided
      by operating activities:
       Depreciation and amortization...............................     14,564       21,397
       Loss on disposition of other assets.........................         53          865
       Gain on sale of ICS Division................................     (6,202)          --
       Change in assets and liabilities:
         Decrease in accounts and long-term receivables............     16,652        2,778
         Decrease (increase) in inventories and prepaid expenses...      9,501       (9,352)
         Decrease (increase) in other assets.......................      1,914       (7,864)
         Increase (decrease) in accounts payable
          and accrued expenses.....................................    (17,301)       3,335
         Increase (decrease) in other noncurrent liabilities.......        113       (1,868)
           Net cash provided by operating activities before
            reorganization items...................................      9,616        1,908

       Operating cash flow from reorganization items
        (See Notes 4 & 5):
         Loss on write-off of debt issue costs and debt discounts..     17,551           --
         Financial Restructuring costs.............................      5,936           --
         Interest earned on accumulated cash resulting from
          Chapter 11 proceedings...................................       (236)          --
           Net cash provided by operating activities...............     32,867        1,908

   Cash flows from investing activities:
     Proceeds from sale of ICS Division............................     13,554           --
     Proceeds from sale of other assets............................         --       14,520
     Purchases of property, plant and equipment....................     (2,537)      (7,631)
     Payments to acquire companies and customer rights.............         --       (1,285)
           Net cash provided by investing activities...............     11,017        5,604

   Cash flows from financing activities:
     Proceeds from issuance of common stock and warrants...........         --          519
     Proceeds from revolving line of credit and
      long-term borrowings.........................................      1,329       20,000
     Principal payments on long-term debt .........................    (14,991)     (40,777)
     Preferred dividends paid......................................         --       (1,031)
           Net cash used in financing activities...................    (13,662)     (21,289)

   Effect of exchange rate changes on cash.........................       (378)         138
   Increase (decrease) in cash and cash equivalents................     29,844      (13,639)

   Cash and cash equivalents at beginning of period................     19,415       19,871

   Cash and cash equivalents at end of period......................  $  49,259    $   6,232
                                                                     ==========   ==========

   Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest .....................................................  $   8,175    $  27,961
     Income taxes..................................................  $   1,297    $   2,361


                      See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
Anacomp, Inc. and Subsidiaries (Debtor-in-possession)



SIX MONTHS ENDED MARCH 31,1996
                                                Capital in Cumulative   Retained
                                      Common    Excess of  Translation  Earnings
(Dollars in thousands)                 Stock    Par Value  Adjustment   (Deficit)     Total
BALANCE AT SEPTEMBER 30, 1995 ...... $    462   $ 182,725  $   1,329   $(372,759)  $(188,243)
Preferred stock conversion .........        7       4,798         --          --       4,805
Preferred stock dividends ..........       --          --         --        (516)       (516)
Accretion of redeemable preferred
  stock discount ...................       --          --         --         (24)        (24)
Translation adjustments for period..       --          --     (1,381)         --      (1,381)
NBS stock issuance..................       11         (11)        --          --          --
Net loss for the period ............       --          --         --      (9,678)     (9,678)
BALANCE AT MARCH 31, 1996 .......... $    480   $ 187,512  $     (52)  $(382,977)  $(195,037)
                                     ========   =========  =========   =========   =========


SIX MONTHS ENDED MARCH 31, 1995

                                                Capital in Cumulative   Retained
                                      Common    Excess of  Translation  Earnings
(Dollars in thousands)                 Stock    Par value  Adjustment   (Deficit)     Total


BALANCE AT SEPTEMBER 30, 1994 ...... $    457   $181,843   $    (269)  $(132,275)  $  49,756
Exercise of stock options ..........        1         50          --          --          51
Shares issued for purchases under
  the Employee Stock Purchase Plan..        2        466          --          --         468
Preferred stock dividends ..........       --         --          --      (1,031)     (1,031)
Accretion of redeemable preferred
  stock discount ...................       --         --          --         (48)        (48)
Translation adjustments for period..       --         --       1,421          --       1,421
Graham stock issuances..............        1        143          --          --         144
Net loss for the period ............       --         --          --      (7,383)     (7,383)
BALANCE AT MARCH 31, 1995 .......... $    461   $182,502   $   1,152   $(140,737)  $  43,378
                                     ========   ========   =========   =========   =========

                   See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Anacomp, Inc. and Subsidiaries (Debtor-in-possession)


NOTE 1.  GENERAL:

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

    Other intangibles, net of accumulated amortization, of $19.5 million represent the purchase of the rights to provide microfilm or maintenance services to certain customers and are being amortized on a straight-line basis over 10 years. These unamortized costs are evaluated for impairment each period by determining their net realizable value.

    Research and Development

    The costs associated with research and development programs are expensed as incurred.

    Deferred software costs are the capitalized costs of software products to be sold with COM systems in future periods. The unamortized costs are evaluated for impairment each period by determining their net realizable value. Such costs are amortized over the greater of the estimated units of sale or under the straight-line method not to exceed five years. Unamortized deferred software costs remaining as of March 31, 1996 total $5.4 million and are included in "Other Assets" on the accompanying Condensed Consolidated Balance Sheets.

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

    Inventories

    Inventories are stated at the lower of cost or market, cost being determined by methods approximating the first-in, first-out basis.

    The cost of the inventories is distributed as follows:

                                                  March 31,   Sept. 30,
        (Dollars in thousands)                       1996        1995
        Finished goods .....................      $ 30,207    $ 38,702
        Work in process ....................         3,487       4,955
        Raw materials and supplies .........         8,841      10,338
                                                  $ 42,535    $ 53,995
                                                  ========    ========

    Debt Issuance Costs

    The Company has historically capitalized all costs related to its issuance of debt and amortized those costs using the effective interest method over the life of the related debt instruments. During the three months ended March 31, 1996, the Company wrote-off $11.1 million of debt issue costs. (See notes 4 & 5). Remaining debt issue costs related to senior debt of $671,000 at March 31, 1996 are included in "Other Assets" in the accompanying Condensed Consolidated Balance Sheets.

    Property and Equipment

    Property and equipment are carried at cost. Depreciation and amortization of property and equipment are generally provided under the straight-line method for financial reporting purposes over the shorter of the estimated useful lives or the lease terms. Tooling costs are amortized over the total estimated units of production, not to exceed three years.

    Goodwill

    Excess of purchase price over net assets of businesses acquired ("goodwill") is amortized on the straight-line method over the estimated periods of future demand for the product acquired. Goodwill related to magnetics' products, net of accumulated amortization, of $5.2 million is being amortized over 15 years. Goodwill, net of accumulated amortization of $130.8 million is related to the micrographics business which includes supplies, COM systems, micrographics services and maintenance services and is primarily being amortized over 40 years. When factors indicate that goodwill should be evaluated for impairment, Anacomp historically has evaluated goodwill based on comparing the unamortized balance of goodwill to undiscounted operating income over the remaining goodwill amortization period. Effective June 30, 1995, Anacomp elected to modify its method of measuring goodwill impairment to a fair value approach. If it is determined that impairment has occurred, the excess of the unamortized goodwill over the fair value of the goodwill applicable to the business unit will be charged to operations. For purposes of determining fair value, the Company values the goodwill using a multiple of cash flow from operations based on consultation with its investment advisors. Anacomp has concluded that fair value is a better measurement of the value of goodwill considering the Company's highly leveraged financial position.

NOTE 3.  RECENT DEVELOPMENTS:

    On May 20, 1996, the U.S. Bankruptcy Court confirmed Anacomp's Plan of Reorganization ("Plan") clearing the way for the Company to emerge from Chapter 11 in about two weeks.

    Pursuant to the Plan, (i) Anacomp's senior secured debt will be exchanged for approximately $120.0 million in new 11 5/8% senior secured notes with a three year-and-a-half year maturity and mandatory sinking fund payments;
    (ii) the 15% Senior Subordinated Notes and related accrued interest will be exchanged for $160.0 million in new 13% Senior Subordinated Notes with a six year maturity and 92.5% of new common stock to be issued by the Company; (iii) the 13.875% and 9% Convertible Subordinated Debentures
    (the "Subordinated Debentures") and related accrued interest will be exchanged for 7.5% of the Company's new common stock and warrants to purchase 2.5% of the new common stock; (iv) the preferred stock and related accrued dividends will be exchanged for warrants to purchase less than 1% of the new common stock; and (v) the existing common stock will be exchanged for warrants to purchase less than 1% of the new common stock. Under the terms of the Plan, trade creditors will continue to be paid under normal trade terms.

    The process began January 5, 1996, when Anacomp (the "Debtor") filed a prenegotiated Plan with the U.S. Bankruptcy Court in Delaware under Chapter 11 of the Bankruptcy Code. The Company was in default under substantially all of its debt agreements as a result of its failure to make $89.7 million of principal payments scheduled for April 26, 1995 and October 26, 1995 on the senior secured credit facilities (including $60.0 million relating to the revolving loan agreement which expired on October 26, 1995), $11.4 million of principal and interest payments on the 9% Convertible Subordinated Debentures which were due January 15, 1996, $34.1 million of interest payments scheduled for May 1, 1995 and November 1, 1995 on its Senior Subordinated Notes, and $3.2 million of interest payments scheduled July 15, 1995 and January 15, 1996 on the 13.875% Subordinated Debentures, as well as certain financial covenant violations, and the cross-default provisions of the other debt agreements.

    On February 15,1996, after months of discussions and negotiations with representatives of Anacomp's senior secured lenders and with unofficial committees representing the 15% Senior Subordinated Notes and the Subordinated Debentures, the Company announced that it had reached a consensual agreement-in-principle with all of its major creditor groups on the terms of a financial restructuring plan to enable Anacomp's emergence from Chapter 11.

    On March 28, 1996, the U.S. Bankruptcy Court approved the Company's disclosure statement on the financial restructuring plan and gave the Company permission to distribute the disclosure statement and solicit votes on the Plan.

    Questor Partners Fund, L.P. ("Questor") announced on April 19, 1996 that it was making a tender offer to purchase 15% to 44% of the new common stock that the Company will issue when it emerges from Chapter 11
    proceedings.   The disclosure statement on the financial restructuring
    plan contains an estimate of the Company's value after reorganization ranging from $300.0 million to $400.0 million. The Questor offer of $7.75 a share values the Company within that range. The Company had no other information relevant to evaluating Questor's tender offer and decided to express no opinion on whether prospective holders of the new common stock should accept the offer. On May 17, 1996 Questor announced that its tender offer had expired that no shares would be accepted for purchase because the conditions of the offer were not met.

NOTE 4.  ACCOUNTING AND REPORTING REQUIREMENTS DURING BANKRUPTCY:

    Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the U.S. bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. Under AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," ("SOP 90-7") the Company is required to adjust liabilities subject to compromise to the amount of the claim allowed by the court. In the case of Anacomp, only its subordinated debt was adjusted and along with the related accrued interest reflected as liabilities subject to compromise. This resulted in a write-off of certain deferred debt issuance costs and debt discounts of approximately $17.6 million on the date of the bankruptcy filing. These adjustments are reflected in the Company's results for the three months ended March 31, 1996. Senior debt was not included in liabilities subject to compromise as it is fully secured and not expected to be adjusted in bankruptcy. Accounts payable was not adjusted as the Company's reorganization plan calls for trade creditors to be paid in full and because the Bankruptcy Court has allowed the Company to pay its trade creditors during the proceeding.

    In addition, SOP 90-7 requires the Company to report interest expense during the bankruptcy proceedings only to the extent that it will be paid during the proceeding or that it is probable to be an allowed priority, secured, or unsecured claim. Accordingly, the Company recorded interest expense only for its senior debt subsequent to the bankruptcy filing. Interest expense and fee amortization for the three and six months ended March 31, 1996 was $5.5 million and $23.8 million compared to $16.1 million and $34.0 million in the same periods for the prior year. The difference between the reported interest expense and the contractual interest expense for the three and six months ended March 31, 1996 is disclosed in the accompanying Condensed Consolidated Statements of Operations. The contractual interest disclosure is not comparable to interest expense in the prior period as the disclosure does not include amounts for fee and discount amortization.

NOTE 5.  REORGANIZATION ITEMS:

    In accordance with SOP 90-7, the Condensed Consolidated Statements of Operations should portray the results of operations of the Company while it is in Chapter 11. Expenses resulting from the restructuring are reported separately as reorganization items. In the accompanying Condensed Consolidated Statements of Operations for the three and six months ending March 31, 1996, the Company wrote-off $17.6 million of deferred debt issue costs and debt discounts. Anacomp incurred financial restructuring costs of $3.1 million and $5.9 million for the three and six months ending March 31, 1996. The Company also earned interest income of $236,000 on accumulated cash resulting from Chapter 11 proceedings.

NOTE 6.  CONDENSED COMBINED FINANCIAL STATEMENTS:

     In accordance with SOP 90-7, Consolidated Financial Statements that include one or more entities in reorganization proceedings and one or more entities not in reorganization proceedings should include condensed combined financial statements of the entities in reorganization proceedings. Accordingly, the condensed combined financial statements as of March 31, 1996 of Anacomp, Inc. and certain of its subsidiaries including Kalvar Microfilm, Inc., Anacomp International N.V., Florida AAC Corporation, and Xidex Development Company are presented below.

CONDENSED COMBINED BALANCE SHEET (Unaudited)

(Dollars in thousands, except per share amounts)                Mar. 31,
                                                                  1996
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . .  $ 44,641
  Accounts and notes receivable . . . . . . . . . . . . . . .    47,819
  Current portion of long-term receivables  . . . . . . . . .     1,971
  Inventories . . . . . . . . . . . . . . . . . . . . . . . .    31,858

  Prepaid expenses and other  . . . . . . . . . . . . . . . .     4,955
Total current assets  . . . . . . . . . . . . . . . . . . . .   131,244

Property and equipment. . . . . . . . . . . . . . . . . . . .    26,940
Long-term receivables, net of current portion . . . . . . . .     5,137
Excess of purchase price over net assets of businesses
 acquired and other intangibles, net. . . . . . . . . . . . .   152,041
Other assets. . . . . . . . . . . . . . . . . . . . . . . . .    53,578
                                                               $368,940
                                                               ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE:
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . .  $116,266
  Accounts payable  . . . . . . . . . . . . . . . . . . . . .    49,581
  Other accrued liabilities . . . . . . . . . . . . . . . . .    65,175
Total current liabilities . . . . . . . . . . . . . . . . . .   231,022

Long-term debt, net of current portion. . . . . . . . . . . .        --
Other noncurrent liabilities. . . . . . . . . . . . . . . . .     3,144
Total noncurrent liabilities. . . . . . . . . . . . . . . . .     3,144

LIABILITIES SUBJECT TO COMPROMISE:
 Current Portion of long-term debt. . . . . . . . . . . . . .   258,611
 Accrued Interest . . . . . . . . . . . . . . . . . . . . . .    46,838
                                                                305,449

Redeemable preferred stock including accrued dividends. . . .    21,340

Stockholders' equity (deficit):
  Common stock. . . . . . . . . . . . . . . . . . . . . . . .       480
  Capital in excess of par value. . . . . . . . . . . . . . .   187,512
  Cumulative translation adjustment . . . . . . . . . . . . .        --
  Accumulated deficit . . . . . . . . . . . . . . . . . . . .  (380,007)
Total stockholders' equity (deficit). . . . . . . . . . . . .  (192,015)
                                                               $368,940
                                                               ========

CONDENSED COMBINED STATEMENTS OF OPERATIONS (Unaudited)

                                                 Three months ended  Six months ended
(Dollars in thousands, except per share amounts)     March 31,         March 31,
                                                     1996                1996
Revenues. . . . . . . . . . . . . . . . . . . . .   $ 89,288             $185,598

Operating costs and expenses. . . . . . . . . . .     76,137              159,613

Income before interest, other income,
 reorganization items and income taxes  . . . . .     13,151               25,985

Interest and other income (expense), net. . . . .     (5,066)             (16,320)

Income before reorganization
  items and income taxes. . . . . . . . . . . . .      8,085                9,665

Reorganization Items. . . . . . . . . . . . . . .    (20,450)             (23,251)

Loss before income taxes  . . . . . . . . . . . .    (12,365)             (13,586)
Provision for income taxes. . . . . . . . . . . .         --                   --

Net loss  . . . . . . . . . . . . . . . . . . . .    (12,365)             (13,586)

Preferred stock dividends and discount accretion.         --                  540
Net loss available to common stockholders . . . .   $(12,365)            $(14,126)
                                                    ========             ========


Net loss per common and common equivalent share .   $   (.26)            $   (.30)
                                                    ========             ========

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Unaudited)

                                                               Six months ended
(Dollars in thousands)                                             March 31,
                                                                    1996
Cash flows from operating activities:
  Net loss .....................................................   $(13,586)
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization...............................     12,569
    Gain on disposition of other assets.........................       (398)
    Gain on sale of ICS Division................................     (6,202)
    Change in assets and liabilities, net.......................     22,439
           Net cash provided by operating activities before
            reorganization items................................     14,822

    Operating cash flow from reorganization items...............     23,251
        Net cash provided by operating activities...............     38,073

Cash flows from investing activities:
  Proceeds from sale of ICS Division............................     13,554
  Purchases of property, plant and equipment....................     (2,350)
        Net cash provided by investing activities...............     11,204

Cash flows from financing activities:
  Principal payments on long-term debt .........................    (12,495)
        Net cash used in financing activities...................    (12,495)

Increase in cash and cash equivalents...........................     36,782

Cash and cash equivalents at beginning of period................      7,859

Cash and cash equivalents at end of period......................  $  44,641
                                                                  ==========
Supplemental disclosures of cash flow information:

Cash paid (refunded) during the period for:
  Interest .....................................................  $   7,732
  Income taxes..................................................  $    (183)

CONDENSED COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)

SIX MONTHS ENDED MARCH 31,1996
                                                Capital in  Retained
                                      Common    Excess of   Earnings
(Dollars in thousands)                 Stock    Par Value   (Deficit)     Total
BALANCE AT SEPTEMBER 30, 1995 ...... $    462   $ 182,725  $(365,881)  $(182,694)
Preferred stock conversion .........        7       4,798         --       4,805
Preferred stock dividends ..........       --          --       (516)       (516)
Accretion of redeemable preferred
  stock discount ...................       --          --        (24)        (24)
NBS stock issuance..................       11         (11)        --          --
Net loss for the period ............       --          --    (13,856)    (13,586)
BALANCE AT MARCH 31, 1996 .......... $    480   $ 187,512  $(380,007)  $(192,015)
                                     ========   =========  =========   =========

NOTE 7.  SALE OF ICS DIVISION:

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

NOTE 8.  INCOME TAXES:

    Income tax expense is reported for the six months ended March 31, 1996, based on the actual effective tax for the interim period as the Company believes this rate is the best estimate of the effective tax rate for the year ended September 30, 1996. Also for the six months ended March 31, 1996, the U.S. Federal tax benefit of the domestic loss was offset by a corresponding increase to the valuation allowance. Accordingly, the income tax provision for 1996 relates entirely to foreign taxes.

    At March 31, 1996, the Company had U.S. Federal net operating loss carryforwards ("NOLS") of approximately $222.0 million available to offset future taxable income. These NOLS will be used to offset approximately $67.0 million of income from cancellation of indebtedness in connection with the Company's Chapter 11 bankruptcy reorganization. In the future, usage of these NOLS will be limited to approximately $4.0 million annually. However, the Company may authorize the use of other tax planning techniques to utilize a portion of the remaining NOLS before they expire. In any event, the Company expects that substantial amounts of the NOLS will expire unused.

NOTE 9.  EARNINGS (LOSS) PER SHARE:

    The computation of earnings (loss) per common and common equivalent share is based upon the weighted average number of common shares outstanding during the periods plus (in the periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from stock options and exercise of warrants.

    The fully diluted per share computation reflects the effect of common shares contingently issuable upon the exercise of warrants in periods in which such exercise would cause dilution. Fully diluted earnings (loss) per share also reflect (in the periods in which they have a dilutive effect) additional dilution related to stock options due to the use of the market price at the end of the period, when higher than the average price for the period. Under the reorganization plan as proposed, current shareholder ownership interest will be significantly diluted as more fully discussed in Note 3.

    Fully diluted earnings (loss) per share are the same as primary earnings per share for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Recent Developments

On May 20, 1996, the U.S. Bankruptcy Court confirmed Anacomp's Plan of Reorganization ("Plan") clearing the way for the Company to emerge from Chapter 11 in about two weeks.

Pursuant to the Plan, (i) Anacomp's senior secured debt will be exchanged for approximately $120.0 million in new 11 5/8% senior secured notes with a three year-and-a-half year maturity and mandatory sinking fund payments;
(ii) the 15% Senior Subordinated Notes and related accrued interest will be exchanged for $160.0 million in new 13% Senior Subordinated Notes with a six year maturity and 92.5% of new common stock to be issued by the Company; (iii) the 13.875% and 9% Convertible Subordinated Debentures
(the "Subordinated Debentures") and related accrued interest will be exchanged for 7.5% of the Company's new common stock and warrants to purchase 2.5% of the new common stock; (iv) the preferred stock and related accrued dividends will be exchanged for warrants to purchase less than 1% of the new common stock; and (v) the existing common stock will be exchanged for warrants to purchase less than 1% of the new common stock. Under the terms of the Plan, trade creditors will continue to be paid under normal trade terms.

The process began January 5, 1996, when Anacomp (the "Debtor") filed a prenegotiated Plan with the U.S. Bankruptcy Court in Delaware under Chapter 11 of the Bankruptcy Code. The Company was in default under substantially all of its debt agreements as a result of its failure to make $89.7 million of principal payments scheduled for April 26, 1995 and October 26, 1995 on the senior secured credit facilities (including $60.0 million relating to the revolving loan agreement which expired on October 26, 1995), $11.4 million of principal and interest payments on the 9% Convertible Subordinated Debentures which were due January 15, 1996, $34.1 million of interest payments scheduled for May 1, 1995 and November 1, 1995 on its Senior Subordinated Notes, and $3.2 million of interest payments scheduled July 15, 1995 and January 15, 1996 on the 13.875% Subordinated Debentures, as well as certain financial covenant violations, and the cross-default provisions of the other debt agreements.

On February 15,1996, after months of discussions and negotiations with representatives of Anacomp's senior secured lenders and with unofficial committees representing the 15% Senior Subordinated Notes and the Subordinated Debentures, the Company announced that it had reached a consensual agreement-in-principle with all of its major creditor groups on the terms of a financial restructuring plan to enable Anacomp's emergence from Chapter 11.

On March 28, 1996, the U.S. Bankruptcy Court approved the Company's disclosure statement on the financial restructuring plan and gave the Company permission to distribute the disclosure statement and solicit votes on the Plan.

Questor Partners Fund, L.P. ("Questor") announced on April 19, 1996 that it was making a tender offer to purchase 15% to 44% of the new common stock that the Company will issue when it emerges from Chapter 11
proceedings.   The disclosure statement on the financial restructuring
plan contains an estimate of the Company's value after reorganization ranging from $300.0 million to $400.0 million. The Questor offer of $7.75 a share values the Company within that range. The Company had no other information relevant to evaluating Questor's tender offer and decided to express no opinion on whether prospective holders of the new common stock should accept the offer. On May 17, 1996 Questor announced that its tender offer had expired and that no shares would be accepted for purchase because the conditions of the offer were not met.

Three Months Ended March 31, 1996 Compared to the
  Three Months Ended March 31, 1995


Results of Operations

General

Anacomp incurred a net loss available to common shareholders of $10.7 million for the three months ended March 31, 1996 compared to a loss of $8.2 million for the three months ended March 31, 1995. Operating income (income before interest, other income, reorganization items, and income taxes) was $17.3 million compared to $13.0 million for the same period of the prior year (13.7% and 8.6% as a percentage of total revenues, respectively). Earnings before interest, other income, reorganization items, and taxes plus depreciation and amortization ("EBITDA") was $23.7 million compared to $21.6 million for the same period of the prior year. Offsetting the strong second quarter operating income was $20.5 million of reorganization items, including a write-off of deferred debt issue costs and discounts of $17.6 million and financial restructuring costs of $3.1 million.

Total revenues for the second quarter of $125.9 million represent a $25.6 million decrease from the second quarter of the prior year. Approximately $17.1 million of the decrease is due to the discontinuance or downsizing of certain product lines including Image Conversion Services ("ICS") ($5.3 million), flexible diskette media ($6.4 million), reader and reader printer products ($3.3 million) and source document film ($2.1 million).

Costs of services provided as a percent of services revenue were 55% for both the three months ended March 31, 1996 and the three months ended March 31, 1995. Costs of equipment and supplies sold as a percent of equipment and supplies sales were 76% for the three months ended March 31, 1996 compared to 73% in the same period of the prior year. The increase in cost of equipment and supplies sold is due to product mix and increased costs of raw materials.

Selling, general and administrative expenses were 18% of revenue for the three months ended March 31, 1996 compared to 25% for the same period of the prior year. This represents a decrease of $14.4 million which is consistent with the cost reductions contemplated in Anacomp's revised business plan.

Reorganization Adjustments

Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the U.S. bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. Under AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," ("SOP 90-7") the Company is required to adjust liabilities subject to compromise to the amount of the claim allowed by the court. In the case of Anacomp, only its subordinated debt was adjusted and along with the related accrued interest reflected as liabilities subject to compromise. This resulted in a write-off of certain deferred debt issuance costs and debt discounts of approximately $17.6 million on the date of the bankruptcy filing. These adjustments are reflected in the Company's results for the three months ended March 31, 1996. Senior debt was not included in liabilities subject to compromise as it is fully secured and not expected to be adjusted in bankruptcy. Accounts payable was not adjusted as the Company's reorganization plan calls for trade creditors to be paid in full and because the Bankruptcy Court has allowed the Company to pay its trade creditors during the proceeding.

In addition, SOP 90-7 requires the Company to report interest expense during the bankruptcy proceedings only to the extent that it will be paid during the proceeding or that it is probable to be an allowed priority, secured, or unsecured claim. Accordingly, the Company recorded interest expense only for its senior debt subsequent to the bankruptcy filing. Interest expense and fee amortization for the three months ended March 31, 1996 was $5.5 million compared to $16.1 million in the same period for the prior year. The difference between the reported interest expense and the contractual interest expense for the three months ended March 31, 1996 is disclosed in the accompanying Condensed Consolidated Statements of Operations. The contractual interest disclosure its not comparable to interest expense in the prior period as the disclosure does not include amounts for fee and discount amortization.

Products and Services

Micrographics services revenues decreased $1.9 million for the three months ended March 31, 1996 compared to the same three months of fiscal 1995, excluding the effect of the ICS sale. COM services volumes, which comprise over 90% of this category, decreased 9% and average selling prices decreased approximately 1%. The decrease in volume and pricing is the continuation of a trend that the Company has experienced over recent periods. Gross margins as a percent of revenue were unchanged.


Maintenance service revenues decreased $1.0 million primarily due to the effect of replacing older generation COM systems with the XFP which has a capacity significantly greater than the previous generation systems. Gross margins as a percent of revenue decreased slightly.

COM systems revenues for the three months ended March 31, 1996 decreased $400,000 compared to the same period of the prior year. The Company sold or leased 23 XFP 2000 COM systems to third party users in the current period compared to 30 systems in the same period of the prior year. The Company believes the reduced systems sales is, at least in part, due to customer concerns regarding Anacomp's financial restructuring. Gross margins as a percent of revenue increased for the quarter compared to the prior period, due to higher selling prices.

Micrographics supplies and equipment revenues for the three months ended March 31, 1996 decreased $11.0 million compared to the same period of the prior year, principally as a result of the discontinuance or downsizing of product lines mentioned above. Micrographics supplies and equipment gross margins as a percent of revenue improved 3% as a result of changes in product mix due primarily to the sale and downsizing of product lines.

Magnetics revenues decreased $5.8 million for the three months ended March 31, 1996 compared to the same three months of fiscal 1995. The decline is attributable to the closure of the Omaha, Nebraska factory which produced flexible diskette media as well as decreased unit sales of open reel tape. Magnetics gross margins as a percent of revenue decreased in the current period principally due to increased costs of raw materials.

Six Months Ended March 31, 1996 Compared With
  Six Months Ended March 31, 1995


Results of Operations

General

Anacomp incurred a loss of $10.2 million for the six months ended March 31, 1996, compared to a loss of $8.5 million for the comparable period of the prior year. Included in the year-to-date loss for the six months ended March 31, 1996 was $23.3 million of reorganization items, including a write-off of deferred debt issue costs and discounts of $17.6 million and restructuring costs of $5.9 million. Operating income (income before interest, other income, reorganization items and income taxes) increased $2.6 million compared to the same period of the prior year. As a percentage of total revenues, operating income was 13.1% for fiscal 1996 and 10.2% for fiscal 1995.
EBITDA was $46.9 million compared to $50.0 million for the same period in the prior year.

Total revenues for the six months ended March 31, 1996 decreased $47.1 million over the same period of the prior year. The decrease is primarily due to the discontinuance or downsizing of certain product lines including ICS ($8.5 million), flexible diskette media ($9.8 million), reader and reader printer products ($5.4 million) and source document film ($3.5 million).

Costs of services provided as a percent of services revenue were 55% for both the six months ended March 31, 1996 and the six months ended March 31, 1995. Costs of equipment and supplies sold as a percent of equipment and supplies sales were 77% in the current period compared to 74% in the same period of the prior year. The increase in cost of equipment and supplies sold is primarily due to product mx and increased costs of raw materials.


Selling, general and administrative expenses were 19% of revenue in the current period compared to 23% in the same period of the prior year. The decrease of $21.2 million is reflective of the cost reductions the Company has been implementing over the past year and is consistent with the cost reductions contemplated in the Company's revised business plan.

Interest expense and fee amortization was $23.8 million for the six months ended March 31, 1996 compared to $34.0 million in the prior period. The decrease in interest expenses relates to the discontinuance of interest accrued on the Company's subordinated debt subsequent to the bankruptcy proceedings.

Other income for the first six months of fiscal 1996 includes a $6.2 million gain on the sale of the ICS Division in November 1995. This compares favorably to a $630,000 loss on the sale of an idle facility in the first six months of fiscal 1995.

Products and Services

Micrographics services revenues decreased $3.7 million in the first six months of fiscal 1996 compared to the same six months of fiscal 1995 excluding the effect of ICS sale. COM services volumes decreased 8%, and average selling prices decreased approximately 1%. The decrease in volume and pricing is a continuation of a trend that the Company has experienced over recent periods. Operating margins as a percent of revenue decreased slightly as the reduction in selling prices exceeded reductions in production costs.

Maintenance service revenues decreased $1.4 million, primarily due to the effect of replacing older generation COM systems with the XFP which has a capacity significantly greater than the previous generation systems. Gross margins as a percent of revenue were unchanged.

COM systems revenues for the first six months of fiscal 1996 decreased $8.4 million compared to the same period of the prior year. The Company sold or leased 51 XFP 2000 COM systems to third party users in the current period compared to 76 systems in the same period of the prior year. The first six months of fiscal 1995 included $3.5 million of sales of equipment for Anacomp data centers under sale and leaseback arrangements compared to zero in the current period. Gross margins as a percent of revenue were unchanged.

Micrographics supplies and equipment revenues for the first six months decreased $16.3 million compared to the same period of the prior year, primarily as a result of the discontinuance and downsizing of product lines mentioned above. Micrographics supplies and equipment gross margins as a percent of revenue increased 2%.

Magnetics revenues decreased $10.0 million in the first six months of fiscal 1996 compared to the same six months of fiscal 1995. The decrease is attributable to the closure of the Omaha, Nebraska factory which produced flexible diskette media, as well as, reduced sales of open reel tape. Magnetics gross margins as a percent of revenue decreased 2% period to period.

Liquidity and Capital Resources

The Company's cash balance as of March 31, 1996 was $49.3 million compared to $19.4 million at September 30, 1995. The increase in the Company's cash balance is due primarily to the non-payment of subordinated debt principal and interest during the bankruptcy proceedings. On the effective date of the Company's reorganization plan, approximately $25.0 million of cash will be used to make a $7.5 million paydown against the senior secured notes, certain professional fees, senior secured debt fees and other trade claims.

Anacomp's working capital at March 31, 1996, excluding the current portion of long-term debt and accrued interest, amounted to $49.9 million compared to $27.0 million at September 30, 1995. As discussed above, substantially all of the accrued interest will be exchanged for new securities under the financial restructuring plan. As disclosed in the accompanying Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities increased to $32.9 million for the six months ended March 31, 1996 compared to $1.9 million in the comparable prior period due, in part, to significant reductions in receivables and inventories as well as the non-payment of interest on subordinated debt. Net cash provided by investing activities increased to $11.0 million in the current period, compared to $5.6 million in the comparable prior period, primarily as a result of reduced capital expenditures. Net cash used in financing activities in the current period include $13.0 million repayment of debt with proceeds from the sale of the ICS Division.

Prior to the Chapter 11 filing, the Company was experiencing a liquidity shortfall caused by continued declining revenues and a highly leveraged balance sheet. Upon consummation of the financial restructuring plan, the Company's pre-petition liquidity problems will be improved by deferring principal and interest payments that were due under the Company's senior secured debt and eliminating a significant portion of the payment obligations under the 15% Senior Subordinated Notes, all payment obligations under the Subordinated Debentures and all payment obligations under the Company's preferred stock. While the Restructuring will significantly reduce the Company's debt obligations, the Company will remain highly leveraged after the Effective Date. The Company's management believes that, following the confirmation of the Plan, the Company will have sufficient cash flow from operations to pay interest on all of its outstanding debt as those payments become due. However, the Company's ability to meet its debt service obligations will depend on a number of factors, including its ability to achieve the results of the New Operating Plan.

                        ANACOMP, INC. AND SUBSIDIARIES

                          PART II:  OTHER INFORMATION



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES


    On April 6, 1995, Anacomp defaulted on the payment of its Senior Secured Debt. See Note 3 to the financial statements.

                                                                   PAGE NUMBER

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits

          (10) Debtor's Second Amended Joint Plan of Reorganization dated March 28, 1996 incorporated by reference to


                Exhibit (a)(2) of Anacomp's Schedule 14D-9 dated
                May 3, 1996. (File #1-8328)

          (11)  Computation of Earnings (loss) per Common
                and Common Equivalent Share.                             23

          (27)  Financial Data Schedules.
                (Required for electronic filling only)

     (b)  Reports on Form 8-K

          On February 15, 1996, a Form 8-K was filed to announce that the Company had reached a consensual agreement-in-principle with its senior secured lenders and the Official Committee representing its unsecured creditors on a financial restructuring of the Company.

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



ANACOMP, INC.




   /s/ Donald L. Viles
Donald L. Viles
Executive Vice President and
Chief Financial Officer



Dated this 20th day of May, 1996