Form 10-K
period 1996-09-30
ANACOMP INC
filed 1996-12-30
CIK 6260

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For                          fiscal   year   ended   September   30,   1996
                                  Commission File Number 1-8328 ANACOMP, INC.
             (Exact name of registrant as specified in its charter)

Indiana                                                          35-1144230
(State of incorporation)                       (IRS Employer Identification No.)

11550 North Meridian Street, P.O. Box 40888
Indianapolis,Indiana                                            46240
(Address of principal executive offices)                       (ZipCode)

Registrant's telephone number, including area code:           317-844-9666

Securities registered pursuant to Section 12(b) of the Act:       None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, $.01 par value
Common Stock Warrants

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of Securities under a plan confirmed by a court. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 16, 1996: Common stock par value $.01 per share, $111,318,708. Common Stock outstanding as of December 16, 1996 was 13,700,764 shares.
                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the registrant's 1997 Annual Meeting of Shareholders to be held on February 3, 1997, have been incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS

 Overview

     Anacomp, Inc. ("Anacomp" or the "Company") is one of the world's leading providers of products and services used to manage corporate information throughout its life cycle. The Company serves more than 15,000 customers in 65 countries, maintaining significant market positions in micrographics products and services, magnetic media manufacturing, digital output services, and related information delivery technologies.

     One of Anacomp's largest businesses is output services. In the United States, the Company is the second largest provider of Computer Output to Microfilm ("COM") output services, the high-speed conversion of digital information to microfilm or microfiche. Micrographics is widely used throughout the world as a long-term, low-cost medium for storing large amounts of information.

     Although still a small percentage of Anacomp's revenues, the Company has quickly become a significant provider of digital output services since entering this market in fiscal 1995, ranking as the third largest U.S. provider of Compact Disc-Recordable ("CD-R") output services. Available throughout the United States and at an increasing number of the Company's international locations, CD services provide Anacomp's customers with a high-capacity storage and delivery solution for applications requiring frequent and high-speed information retrieval.

     Anacomp recently introduced archival services and print/mail services, both of which it views as highly complementary to its existing output services. The Company offers archival services, the physical storage of microfilmed records, at selected service centers in the United States and plans to open several new archival vaults in fiscal 1997. The Company intends to expand this business to include the off-site storage of multiple-media formats and, ultimately, to develop an electronic storage and distribution service. Anacomp believes that print/mail services, which involve the output and mailing of printed information for clients, represent a promising opportunity for both the Company and its customers. The Company intends to roll-out this service to a broad portion of its U.S. customer base in fiscal 1997.

     Complementing Anacomp's output services are the development and sale of micrographic and digital systems for customers who desire in-house information management solutions. The Company and its subsidiaries have introduced virtually every major advance in the COM industry, including the XFP 2000, the world's leading COM system, and Advanced Function Indexing, a sophisticated method to index and retrieve large volume COM applications. Recently, Anacomp has increasingly invested in electronic management products to provide customers with COLD (Computer Output to Laserdisk), imaging, workflow, and document management solutions.

     The Company Also Provides Maintenance And Professional Services To Its Customers Worldwide To Facilitate The Installation, Management, Maintenance, And Competitive Use Of Information Delivery Solutions. Services Include System Integration, Technical Support, Document Conversion, And Software And Hardware Maintenance.

     Anacomp derives a significant portion of its revenues and profits from the sale of micrographics supplies, as well as magnetic media products. The Company has the world's largest installed base of COM systems (approximately 55% of those in use), which enables it to generate recurring revenue by providing related consumable supplies, a significant portion of which are proprietary. Anacomp also is a major manufacturer and distributor of computer tape products used by data processing operations, including 3480/ 3490E tape cartridges, open reel tape, and back-up tape cartridges such as quarter-inch, 4mm, and 8mm.

     In general, the Company's customers are mid-sized and large organizations whose businesses rely on efficient, reliable, and ongoing access to significant amounts of information. The Company's clients include leaders in the finance, insurance, and retail industries, businesses that tend to process and maintain relatively large amounts of customer and legal documentation. In addition, the Company's 44 output service facilities in the United States, along with multiple locations abroad, have made Anacomp an attractive supplier for customers requiring products and services at multiple locations.

     The Company believes it has a loyal following among businesses in the United States and abroad, and provides a solid foundation for continued technological and market innovation.


Recent Developments

     On June 4, 1996, the Company emerged from bankruptcy proceedings under its Third Amended Joint Plan of Reorganization (the "Reorganization"). On such date, the Company canceled its existing secured debt and subordinated debt, including 15% Senior Subordinated Notes, 13.875% Convertible Subordinated Debentures and 9% Convertible Subordinated Debentures, and its equity securities, including common stock, common stock purchase rights, preferred stock and warrants, and distributed to its creditors approximately $22 million in cash, $112.2 million principal amount of its 11-5/8% Senior Secured Notes due 1999 (the "Senior Secured Notes"), $160 million principal amount of its 13% Senior Subordinated Notes due 2002 (the "Senior Subordinated Notes"), 10 million shares of new common stock, par value $.01 per share (the "New Common Stock"), and warrants to purchase 362,694 shares of New Common Stock at a price of $12.23 per share for a period of five years from June 4, 1996. The Plan of Reorganization resulted in a reduction of approximately $173 million in principal and accrued interest on the Company's debt obligations and in liquidation amount and accrued dividends on its preferred stock. The resulting capital structure reduced the Company's interest expense by approximately $30 million per year.

     The process began January 5, 1996, when Anacomp filed a Prenegotiated Plan of Reorganization with the U.S. Bankruptcy Court in Delaware under Chapter 11 of the U.S. Bankruptcy Code. The Company was in default under substantially all of its debt agreements as a result of its failure to make $89.7 million of principal payments scheduled for April 26, 1995 and October 26, 1995 on the senior secured credit facilities (including $60 million relating to the revolving loan agreement which expired on October 26, 1995), $11.4 million of principal and interest payments on the 9% Convertible Subordinated Debentures which were due January 15, 1996, $34.1 million of interest payments scheduled for May 1, 1995 and November 1, 1995 on its Senior Subordinated Notes, and $3.2 million of interest payments scheduled for July 15, 1995 and January 15, 1996 on the 13.875% Subordinated Debentures, as well as certain financial covenant violations, and the cross-default provisions of the other debt agreements.


Organization and Operations

     Anacomp currently employs over 2,600 people at multiple facilities and offices in the United States, Canada, Brazil, Japan, and Europe, including 44 output service centers in the United States.

     Domestically, Anacomp markets its products and services through two separate sales forces based in offices located throughout the country. The U.S. Group, which employs approximately 120 salespeople, is comprised of ten regions responsible for sales of micrographics and CD-R services; COM systems and related maintenance services, supplies, and equipment; digital hardware and software solutions; and sales of magnetics products to end-users. The Magnetics Group sales organization employs 21 salespeople and is responsible for sales of magnetics products, primarily to dealers and distributors.

     Outside of the United States, the Company maintains direct sales forces in most of those countries where it has subsidiaries, and a network of dealers and distributors is used to reach the market in other countries. In addition to relationships with end-users and with dealers and distributors worldwide, the Company also manufactures products as an Original Equipment Manufacturer ("OEM") to companies who re-label and sell Anacomp's products under their respective brand names.

     The Company provides round-the-clock maintenance and professional services through over 600 highly trained service employees operating in various countries worldwide. In the United States, over 400 field service engineers and managers provide geographic coverage through ten districts. Internationally, maintenance services are provided either by Anacomp employees operating in the Company's foreign subsidiaries or by employees of dealers and distributors.

     Anacomp maintains its corporate headquarters in Carmel, Indiana, and has corporate and administrative offices in Atlanta, Georgia and Poway (San Diego), California. The Company operates three manufacturing facilities, all of which have received international recognition for quality standards by earning
International Standards Organization ("ISO") 9002 certification. All of Anacomp's micrographics manufacturing and software development is conducted at the Company's Poway facility. The Company's magnetics manufacturing facilities are located in Graham, Texas and Brynmawr, Wales.

Engineering, Research and Development

     Anacomp's engineering costs, including research and development, were significantly reduced in fiscal 1996, primarily as a result of the substantial completion of the IBM and Xerox print stream projects for the XFP 2000 COM system. However, the Company continues to make investments in projects that enhance the XFP 2000 and the overall value of COM, including a high-speed bitmapping initiative and the continuing development of DragonCOM, a version of the XFP 2000 for the Asian market that is capable of processing double-byte ideographic languages.

     The Company also launched an engineering initiative in fiscal 1996 known as "Pegasys" to automate Anacomp's 44 output service centers in the United States and to develop a state-of-the-art data transmission capability for these centers. Anacomp believes that better automation of the service centers will maximize processing capacity, increase productivity, and reduce operating costs. An improved transmission capability will enable many more of Anacomp's service customers to send their data to the Company electronically, eliminating the need for tape handling (on the part of both the customer and the Company's service center staff) as well as eliminating tape pick-up and delivery. In addition, data transmission will facilitate the Company's plan to consolidate selected service centers in order to increase efficiencies and reduce operating costs.

     Anacomp expects its current limited research and development relating to advanced digital technologies to grow going forward as the Company introduces new digital products and services. These costs will be tempered, however, by the Company's plan to acquire the rights to core technologies whenever possible. Anacomp's focus in the digital area will be on the development of customer applications, where the Company believes it can add value.

     The Company also owns various patents and licenses covering aspects of its product line and its production processes, as well as proprietary trade secret information relating to its products and services. While Anacomp believes that the protection provided by these patents, licenses, and proprietary information is important, the Company also believes that equally significant is the knowledge and experience of its employees, and their abilities to develop and market the Company's products and services and to provide a value-added benefit to customers.

 Raw Materials and Suppliers

     Polyester is the principal raw material used in the manufacture of microfilm and magnetic media products, two of Anacomp's primary businesses. A worldwide shortage of polyester has abated recently, and supply and demand are more in balance now. As a result, Anacomp has seen its cost of polyester for magnetic media products decrease recently -- reversing a previous trend of increasing costs.

     SKC America, Inc. and SKC Limited (collectively "SKC") is Anacomp's sole supplier of duplicate microfilm, the result of a ten-year supply agreement between the companies entered into in 1993 as part of SKC's purchase of Anacomp's Sunnyvale, California duplicate microfilm facilities. SKC's duplicate film production is dedicated exclusively to Anacomp, and SKC also provides Anacomp with polyester for a large percentage of its magnetic media products. In connection with the supply agreement, SKC also provided Anacomp with a $25 million trade credit facility, secured by up to $10 million of products sold to Anacomp by SKC. In addition, under an amendment to the supply agreement executed in 1996, Anacomp agreed to certain price increases, retroactive to 1994, and agreed to make the following deferred payments to SKC related to the retroactive price increases: $400,000 in 1997; $600,000 in 1998; $800,000 in 1999; $800,000
in 2000; and $1,000,000 in 2001.

     Anacomp's XFP 2000 COM system utilizes a proprietary, patented original film canister, and the original film used in that canister is supplied exclusively by the Eastman Kodak Company ("Kodak"). Anacomp also purchases from Kodak substantially all of its requirements for original microfilm for earlier-generation COM recorders manufactured by Anacomp and others, although Anacomp has from time to time purchased orginal microfilm utilized in those older COM recorders from other suppliers.

Market Strategy

     The Company's market strategy adheres to a paradigm known as the Information Delivery Life Cycle, which describes the relationship between the age of information, the frequency and speed of access, and the type of media upon which the information is stored. In general, as information ages, the frequency with which retrieval is required and the speed with which it needs to be delivered declines. To achieve the greatest degree of cost-effectiveness and efficiency, organizations migrate this information across several different delivery systems over the life of the information.

[GRAPHIC OMITTED]

     Newly created information is generally the most frequently accessed, requiring a high-speed storage media such as magnetic disk ("DASD"). As the information begins to age, it is often migrated to optical disk ("OD") or CD-R, which offers quick access to information at a lower cost than DASD and which has high storage capacity. As the need to access information becomes more infrequent, it often is migrated to magnetic tape, an even lower cost media that provides somewhat slower, yet readily accessible, information delivery. Once information moves to an archival stage in its life cycle, it is often moved to microfilm and microfiche, which offers very low storage costs for both archival and non-archival applications.

     Anacomp's array of products and services are designed to help organizations best manage how they store, deliver, and migrate their information across this entire life cycle. The Company believes that vendor consolidation, a gradual blending of product and market components of document imaging, and similar trends will favor suppliers that can provide a broad, technologically robust suite of products and services across the entire cycle. The Company also believes that this market will continue to favor vendors with a fully developed domestic and international infrastructure allowing them to serve large customers and reap the benefits of economies of scale.

     Additionally, competitive pressures on companies in industries served by Anacomp have steadily increased the demand for output services. Concerns over technology obsolescence, the sometimes high capital cost of information management systems, and a general recognition of the benefits of outside expertise have induced many companies to reduce in-house expenditures on certain operations in favor of third-party service providers. Through outsourcing, companies are able to avoid the capital requirements of proprietary data management and storage systems, and maintain flexibility to migrate their information as new products and technologies become available.

     Anacomp believes this trend should have a positive impact on many of the output services offered by the Company. Value-added product features (such as customized indexes, retrieval software, and other user productivity enhancements), as well as strong client relationships and unsurpassed customer service enable Anacomp to differentiate itself from other service providers.

     Anacomp recognizes that certain products and services in the information delivery industry are declining relative to others. Traditionally, micrographics has provided one of the most cost-effective means of data storage and retrieval for information-intensive organizations such as banks, insurance companies, financial service companies, retailers, healthcare providers, and government agencies. However, the ongoing growth of local area and client/server networks and similar systems based on digital technologies has and will continue to result in alternative data storage and retrieval technologies for active records management. Over the next few years, the Company believes that micrographics technology will continue to retain certain cost and functional advantages over alternative data storage media, which will keep micrographics competitive in a wide range of applications. Over a longer term, the Company believes micrographics technology will be viewed predominately as a cost-effective method for long-term data storage.

     The Company also believes that its leadership in micrographics, particularly COM services, affords it a substantial marketing and business platform from which to advance its product and service plans. New and complementary offerings such as CD-R output services provide a migration path for customer transitions to digital technologies for certain applications. Further, by maximizing its share of existing markets such as micrographics and magnetic media, the Company creates additional opportunities to work with organizations to better manage their information throughout its life cycle.

     The Company believes that strategic acquisitions are integral to future success in the fragmented information delivery industry. To that end, a core component of the Company's strategy is to acquire a select number of outsourcing and other businesses that provide services complementary to Anacomp's existing data output services. Recent and potential acquisitions include companies in either COM or CD-R outsourcing, as well as organizations providing complementary archival and print/mail services.

     Likewise, the Company is actively pursuing partnerships with companies which it believes possess products, technology, or other resources that add value to Anacomp's own capabilities. Currently, the Company maintains partnerships with major technology companies for the development of print and data stream technologies, the development of digital software applications, the distribution of COM systems in Asia, and in other information management areas.

Products and Services

     Anacomp's information management solutions address its customers' needs along the entire life cycle of documents. The Company's product and service offerings are grouped into several areas: Output Services, Technology Services, Output Systems, Micrographics Supplies and Magnetic Media.

     The table below shows Anacomp's revenues by product and service line for the last three fiscal years. The table is presented on a traditional comparative basis for the twelve months ended September 30, 1996, to facilitate a meaningful comparison to fiscal years 1995 and 1994. Consequently, the fiscal 1996 information presented below does not comply with accounting requirements for companies upon emergence from bankruptcy which calls for separate reporting for the newly reorganized company and the predecessor company.

                                                            Year Ended September 30,
                                           1996                      1995                       1994
                                                                (Dollars in Thousands)
                                ---------------------------------------------------------------------------------
Output Services                   $103,733          21%        $132,144       22%        $131,238          22%
Technology Services                 82,105          17           86,175       15           91,339          15
Output Systems                      32,794           7           51,276        9           57,627          10
Micrographics Supplies             150,449          31          190,621       32          204,346          35
Magnetic Media                     112,187          23          128,353       22           97,545          17
Other                                4,872           1            2,620        0           10,504           1
                                  $486,140         100%        $591,189      100%        $592,599         100%

Output Services

COM Services

     COM services, the delivery of microfilm outsourcing services, represents the largest component of Anacomp's output services. The Company operates 44 output service centers in the United States, ranking second in domestic market share, and plans to begin offering COM services in fiscal 1997 at startup output service centers in Canada and Europe.

     On a daily basis, Anacomp's output service centers receive thousands of electronic downloads and computer tapes from customers. This information (both text and graphics) is converted to 16mm microfilm or to microfiche, which is a four-inch by six-inch film medium capable of storing up to 1,000 pages of computer output. Turnaround for a typical COM services job ranges from two hours to 36 hours, depending on specific circumstances and requirements, and the centers generally operate 24 hours a day every day of the year.

     In response to a gradual decline in the market for micrographics services and a more competitive market, in fiscal 1995 Anacomp completed installation of XFP 2000 COM systems in all of its output service centers, increasing the efficiency of COM production. Additionally, the Company has upgraded many of these systems with Anacomp-developed emulation software for IBM and Xerox laser print streams, expanding the potential market for COM services and resulting in higher average prices than for other COM output.

     As an adjunct to COM services, Anacomp also provides External Facilities Management ("XFM") services to selected customers. Under an XFM arrangement, Anacomp operates and manages a customer's COM production at Anacomp's facilities.

     The COM services segment of the micrographics industry processed over 45 billion images in 1995, generating over $350 million in revenues. The Company believes it holds an estimated 25 percent to 30 percent market share, second only to First Image Management Company, a division of First Data Corporation.

ALVA CD Services

     Anacomp is the third largest U.S. provider of CD-R output services. The Company's ALVA CD Services provide Anacomp customers with a high-capacity storage and delivery solution for applications requiring frequent and high-speed information retrieval.

     ALVA CD services involves storing and indexing customer information such as invoices and customer statements on CD-R. In addition to indexed CD output, ALVA also includes sophisticated Windows-based software for accessing and retrieving the data. ALVA is available at the majority of the Company's output service centers in the United States, as well as through new Company output service centers in Canada and Europe.

     Anacomp estimates the total market for CD services to grow from an estimated $10 - $15 million in revenues in fiscal 1996 to $75 million by 1999. The Company believes that its ALVA solution has significant advantages over competing products, primarily due to the Company's network of output service centers, its extensive knowledge of applications and indexing expertise, and ALVA's flexible and easy-to-use user interface.

Archival And Print/Mail Services

     Anacomp provides archival storage services at several of its output service centers in the United States, providing the long-term storage of original microfilmed records for its COM services customers. The microfilm is stored in a secure vault within the Anacomp facility, providing customers with a convenient and safe method of off-site storage of critical business records. In addition, Anacomp offers customers the ability to retrieve their records on an as-needed basis. Anacomp plans to expand this business in fiscal 1997 by opening several new archival vaults.

     The Company also intends to broaden its archival services business in the future by storing multiple-media records -- such as paper, optical disks, and magnetic tape in addition to microfiche and microfilm -- at dedicated storage facilities. Anacomp has taken a first step in this direction in October 1996 by acquiring Archive Storage, Inc. ("ASI"), a small Massachusetts company that operated an underground, climate-controlled storage vault. ASI also provided records management and disaster recovery consulting services to businesses, helping customers ensure they are storing the right information on the most cost-effective media for the appropriate periods of time.

     Anacomp plans to expand print/mail services, the output and mailing of printed information, in the United States in fiscal 1997. The Company sees print/mail services as complementary to the COM and CD output services it offers to clients today, and the Company believes it can leverage its existing client relationships and application knowledge to obtain significant print/mail revenues by providing its customers with distinct cost and service advantages.

Technology Services

     Anacomp's   technology  services  includes  both  traditional   maintenance
services as well as newer professional services offered by the Company.

     Anacomp maintains approximately 98% of its own installed base of COM systems, as well as a large percentage of those built by other companies. In addition, the Company provides maintenance services for micrographics-related devices and, increasingly, non-micrographics equipment. Since many customers tend to use the maintenance services of the vendor that installed the system, maintenance revenues traditionally have been a function of new COM system sales and the size of the installed base. Anacomp's COM maintenance market share is approximately 65 percent in the United States, 50 percent in Europe, and 15 percent in the Americas (excluding the United States) and Asia.

     In fiscal 1996, Anacomp identified professional services as a potential growth segment of its maintenance business. Professional services refers to the delivery of project-specific expertise in such areas as job set-ups, user interfaces, data communications, and networking. Tasks include software development, problem resolution, and consulting. In the past, Anacomp had provided many of these services to customers free of charge. As an example of how the Company plans to market professional services, Anacomp now provides a specified number of hours of "free" job set-up assistance with each XFP 2000 sold; the customer is charged for work exceeding those hours.

Output Systems

COM Systems

     Anacomp is the world's leading manufacturer and distributor of COM systems, offering a complete line of COM recorders, duplicators, sorters, and related software. Anacomp's installed base of COM systems, approximately 55 percent of those in use worldwide, is more than twice as large as its nearest competitor, and related sales of COM services and supplies to the installed base provide the Company with a recurring revenue stream that constitutes a significant portion of its annual revenues.

     The XFP 2000, which is manufactured by the Company, is the most advanced COM recorder on the market and has enabled the Company to capture an estimated 57 percent of all new COM systems sold or leased. The XFP 2000 is faster and more reliable than previous COM recorders and, through its laser technology, has the capability to generate precise reproductions of any image.

     In fiscal 1996, Anacomp introduced DragonCOM, a version of the XFP 2000 for the Asian market, which is capable of processing Chinese, Korean, Taiwanese, Japanese, and other ideographic languages utilizing the popular IBM Advanced Function Presentation ("AFP") architecture.

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

     Principal customers for the Company's COM systems include information-intensive organizations such as banks, insurance companies, financial service companies, retailers, healthcare providers, and government agencies, as well as non-Anacomp COM output service centers. While the majority of COM systems are sold outright, the Company does offer customers lease and monthly usage options.

     The Company's primary competitors in the sale of COM systems are Agfa-Gevaert AG ("Agfa") and Micrographic Technology Corporation. Competition is based principally on product features, as well as on such factors as product quality, service and price. Anacomp sells approximately 57 percent of all new COM systems sold worldwide, including those sold through an OEM arrangement.

Electronic Data Management

     The Company is working actively to bring to market a new suite of electronic data and image management solutions, known as "Concerto". These software solutions are expected to support a wide range of computer output, document images, document routing, and management applications. Applications are expected to include customer response systems, healthcare claims processing, litigation support, insurance claims processing, and many other applications involving the electronic storage, retrieval, routing, and management of documents and associated information.

     The Company also markets an integrated system for information management known as XSTAR, or the eXtended STorage And Retrieval system ("XSTAR"). Launched in 1995, XSTAR is a solution for mainframe computing environments that allows organizations with significant data access requirements to expedite information retrieval regardless of the data's location.

     The Company intends to position itself as a comprehensive provider of integrated solutions for organizing, storing, routing, and processing information of all types. In order to quickly and cost-effectively provide these solutions to its customers, and to take maximum advantage of the Company's areas of expertise, Anacomp has embarked on establishing technology alliances with the foremost providers of the key technologies available today for managing and delivering information.

Micrographics  Supplies

     Anacomp sells the most comprehensive line of micrographics supplies in the world, including original silver halide film, duplicate film, chemicals for microfilm processing, paper and toners for reader/printers, micrographics lamps and bulbs, and other consumables. The Company also markets a complete line of microfilm/microfiche readers.

     Anacomp is the world's largest supplier of duplicate microfilm, which is used to create one or more additional copies of original microfiche and microfilm masters. The Company's share of this estimated $75 million worldwide market is approximately 67 percent, which includes sales to its own output centers. Anacomp's primary competitor in the duplicate microfilm market is Rexham Graphics Ltd. ("Rexham") with an estimated 25 percent share of the worldwide duplicate film market.

     The Company sells original microfilm for Anacomp's COM systems and for other manufacturers' COM systems, with film sold for Anacomp's systems representing the vast majority of original microfilm sales. Anacomp competes in sales of non-proprietary original COM microfilms with other manufacturers, including Agfa, Fuji Photo Film U.S.A., Inc. ("Fuji"), Kodak, and Imation Enterprises Corporation ("Imation") (formerly part of 3M). For non-OEM sales of the XFP 2000, the Company is the exclusive supplier for original microfilm because of the proprietary nature of the canister in which the film is placed. Anacomp sells its consumable supplies directly to more than 90 percent of its worldwide installed base.

     Ancomp has an estimated 33 percent of the micrographics supplies market in Europe and an estimated 39 percent of the supplies market in the Americas (excluding the United States) and Asia. In Europe, the Company's primary competitors for micrographics supplies and equipment are the Kalle Microfilm Division of Hoechst AG, A. Messerli AG and Rexham. Its primary competitors in Japan are Kodak and Fuji.

Magnetic Media

     Anacomp manufactures, sells, and distributes a broad range of magnetics products such as open reel tape, 3480/3490E tape cartridges, TK 50/52 CompacTape, and back-up tape cartridges such as quarter-inch, 4mm, and 8mm. Anacomp is the world's largest manufacturer of half-inch tape products, widely used by many organizations for the near-line storage of business data.

     Anacomp is exploring new applications and markets based on its magnetics coating capacity. In fiscal 1995, Anacomp introduced voice logging tape and instrumentation tape. Voice logging tape is used by brokerage companies, "911" emergency service providers, and other entities to record telephone conversations. Instrumentation tape is used by various government agencies to measure and record sensitive data. In fiscal 1996, Anacomp began to use magnetic coated media to manufacture transfer tape, which is found on the back of transaction media (similar to credit and telephone cards).

     The Company is actively seeking partnerships that will enable the Company to participate in the next generation of magnetic media products, including half-inch metal particle tape (3590 cartridges). This product will be introduced in fiscal 1997 and is expected to enjoy significant growth as this market expands over the next several years.

     Anacomp primarily sells its magnetics products through its worldwide distributor and dealer network and, to a lesser extent, through parts of the Company's direct sales force. Anacomp markets its magnetics products under the "Memorex", "Dysan", "Graham", and "StorageMaster" trademarks.

     Anacomp has no significant competitors with respect to the manufacture of open reel tape, and its worldwide market share for that product is estimated at 92 percent. Anacomp competes with Imation and BASF AG in the sale of 3480/3490E data cartridges. Anacomp's worldwide market share for 3480 and 3490E data cartridges is estimated to be 38 percent and 35 percent, respectively.

Industry Segment and Foreign Operations

     As discussed in Note 1 to the consolidated financial statements, Anacomp operates in a single business segment -- providing equipment, supplies and services for information management, including storage, processing and retrieval. Financial information concerning the Company's operations in different geographical areas is included in Note 22 to the consolidated financial statements.

Summary

     Soon to begin its fourth decade of operation, Anacomp has substantial market positions for most of its products. Serving more than 15,000 customers in 65 countries, the Company is one of the oldest and most well-known names in information management.

     Micrographics, historically its core product line, continues to provide the Company access to a premier customer base and the revenue to invest in new products and technologies. New products and services, such as ALVA, Concerto, archival services, and print/mail services, offer the Company the opportunity to extend its history of leadership into the next decade. After its financial reorganization in fiscal 1996, Anacomp believes it has positioned itself to become the world leader in helping organizations manage information across its entire life cycle.

ITEM 2.  PROPERTIES


     Anacomp maintains its corporate headquarters in Carmel, Indiana (a suburb of Indianapolis) and has corporate and administrative offices in Atlanta, Georgia and Poway (San Diego), California. Micrographics manufacturing, engineering, customer service, marketing and product maintenance facilities are all located in Poway, California near San Diego. Anacomp's magnetics manufacturing facilities are located in Graham, Texas and Brynmawr, Wales. During 1994, Anacomp's Graham and Brynmawr facilities received international recognition for quality standards, earning International Standards Organization ("ISO") 9002 certification. Anacomp's Poway facility earned ISO 9002 certification in September 1995.


         The following table indicates the square footage of Anacomp's facilities:

                                                 Operating  Other         Corporate
                                                 Facilities Facilities    Facilities   Total
United States:
    Leased ..................................     601,700     119,614      49,111     770,425
    Owned ...................................     147,420      15,630           -     163,050

                                                  749,120     135,244      49,111     933,475

International:
    Leased ..................................     105,254      29,410           -     134,664
    Owned ...................................     145,000          --          --     145,000
                                                  250,254      29,410           -     279,664
      Total .................................     999,374     164,654      49,111   1,213,139


     Other Facilities consist primarily of abandoned facilities, of which 151,569 square feet is sublet to others. Anacomp also leases office space for its sales and service centers in a variety of locations. Anacomp considers its facilities adequate for its present needs and does not believe that it would experience any difficulty in replacing any of its present facilities if any of its current agreements were terminated.

ITEM 3.  LEGAL PROCEEDINGSLegal Proceedings

     The Company and its subsidiaries are named defendants in several lawsuits and claims arising in the ordinary course of business. While the outcome of such claims, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that any liability arising thereunder, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the financial statements of the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A  VOTE OF SECURITY HOLDERS

         No matters were submitted during the three months ended September 30, 1996, to a vote of Anacomp's security holders through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers of the Company, their ages (as of December 16, 1996) and positions are listed below:

      Name               Age                   Position
P. Lang Lowrey, III      43      President, Chief Executive Officer and
                                   Chairman of the Board
Ralph W. Koehrer         51      President and Chief Operating Officer
                                    (effective January 6, 1997)
Donald L. Viles          50      Executive Vice President and
                                   Chief Financial Officer
Ray L. Dicasali          48      Senior Vice President and
                                   Chief Technology Officer
Barry L. Kasarda         53      Senior Vice President-Operations
Kevin M. O'Neill         42      Senior Vice President-Global Marketing
William C. Ater          56      Vice President, Chief Administrative Officer
                                    and Secretary
Jeffrey S. Withem        37      Vice President-Planning and Communications
                                   and Chief of Staff
Thomas L. Brown          40      Vice President and Treasurer
K. Gordon Fife           51      Vice President-Tax
George C. Gaskin         37      Vice President-Legal, Corporate Counsel and
                                    Assistant Secretary
Hasso Jenss              53      President-European Group
Gary M. Roth             54      President-International Group
T. Randy Simmons         49      President-U.S. Group
Peter Williams           44      President-Magnetics Group


     The business experience of the above officers and directors for the past five years is described below. Each executive officer is elected for a term of one year and holds office until his successor is chosen and qualified or until his death, resignation or removal.

     P. Lang Lowrey, III was elected Chairman of the Board on June 4, 1996. Mr. Lowrey was elected President and Chief Operating Officer in May 1995 and subsequently assumed the duties of Chief Executive Officer, effective October 1, 1995. Prior to that, he served as President - Magnetics Group from November 1992 to May 1995. He served from October 1990 to October 1992 as Vice President Worldwide Marketing Division.

     Ralph W. Koehrer was elected President and Chief Operating Officer (effective January 6, 1997) on December 10, 1996. Koehrer will join the Company from Automatic Data Processing, Inc. ("ADP"), where, most recently, he served as a corporate officer and as president of ADP's Information and Processing Services division.

     Donald L. Viles was elected Executive Vice President and Chief Financial Officer on February 15, 1996. From October 1985 to February 1996, he served as Vice President and Controller.

     Ray L. Dicasali was elected Senior Vice President and Chief Technology Officer on June 3,1996. From 1993 to 1996, Mr. Dicasali served as Senior Vice President of Technology and CIO of Flexel. From 1989 to 1993, Mr. Dicasali was Senior Vice President and CIO of Dun and Bradstreet Software.

     Barry L. Kasarda was elected Senior Vice President - Operations on December 10, 1996, after assuming responsibility for the Technology Services Group. He had been elected Senior Vice President of Manufacturing and Materials on June 3, 1996 and continues to oversee those functions. From 1993 to 1996, he served as Vice President of Materials. Prior to joining the Company, Mr. Kasarda served as Vice President and General Manager of ABEX Division of Parker Hannifin Corporation from 1989 to 1993.

     Kevin M. O'Neill was elected Senior Vice President - Global Marketing on June 3, 1996. Mr. O'Neill had previously served as Vice President of Global Marketing from 1995 until June 1996. From 1994 to 1995, Mr. O'Neill served as Vice President of Marketing, Strategic Resellers Group. Prior to joining the Company, Mr. O'Neill served as Senior Director, Marketing & Product Development for Fujitsu-ICL Systems, Inc. from 1982 to 1994.

     William C. Ater was elected Vice President and Chief Administrative Officer in February 1988. He has served as Secretary since March 1985.

     Jeffrey S. Withem was elected Vice President - Planning and Communications and Chief of Staff on June 3, 1996. Mr. Withem was Vice President, Strategic Planning and Corporation Communications from October 1995 to June 1996. From 1993 to 1995, Mr. Withem served as Vice President, Marketing, for the Company's Magnetics Group. Prior to that, he was Marketing Communications Manager for Worldwide Marketing for the Company from 1990 to 1992.

     Thomas L. Brown was elected Vice President and Treasurer on May 19, 1996. From January 1995 to April 1996, Mr. Brown served as Corporate Controller of Hurco Companies, Inc. Mr. Brown had previously served as Assistant Vice President of Financial Reporting and Analysis for the Company from March 1991 to 1995.

         K. Gordon Fife was elected Vice President  - Tax in October 1985.

     George C. Gaskin was elected Vice President - Legal, Corporate Counsel and Assistant Secretary on June 3, 1996. From June 1990 to June 1996, Mr. Gaskin served as Corporate Counsel and Assistant Secretary.

     Hasso Jenss was elected President of the European Group effective October 1,1995. Mr. Jenss served as Vice President - European Micrographics from November 1993 to September 1995. Prior to that, he served from October 1989 to October 1993 as Managing Director of Anacomp's German subsidiary.

     Gary M. Roth was elected President of the International Group, effective October 1, 1995. Previously, Mr. Roth served as Vice President, Americas/Asia Division from November 1992 to September 1995. From October 1991 to October 1992, he served as Manager, LAAP/Canada Operations. From October 1988 to October 1991, he served as Vice President - Data Systems Division.

     T. Randy Simmons was elected President of the U.S. Group, effective October 1, 1995. Previously, Mr. Simmons served as Vice President, Direct Sales Division
- East from November 1994 to September 1995. Prior to that, he served as Vice President - Information Systems Division from November 1991 to November 1994. He served from 1987 to 1991 as Vice President - Micrographics Services Division.

     Peter Williams was elected President of the Magnetics Group, effective October 1, 1995. Previously, he served as General Manager of the Magnetics European Group from 1993 to September 1995. Prior to that, he served from 1990 to 1993 as Vice President, Wales Operations - Magnetics.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                 STOCKHOLDER MATTERS

     Market, holder and dividend information concerning the Company's common stock appears on page A-2 of this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data appears on page A-2 of this Annual Report on Form 10-K.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations appears on pages A-3 to A-9 of this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary financial information appear on pages A-10 to A-41 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no changes in or disagreements with accountants on accounting and financial disclosures.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company hereby incorporates by reference the information contained under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" from its definitive Proxy Statement (hereinafter, the "Proxy Statement") to be delivered to the shareholders of the Company in connection with the 1997 Annual Meeting of Shareholders to be held February 3, 1997. Certain information relating to executive officers of the Company appears on pages 13 and 14 hereof.

ITEM 11.  EXECUTIVE COMPENSATIONExecutive Compensation

     The Company hereby incorporates by reference the information contained under the heading "Executive Compensation" in the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT

     The Company hereby incorporates by reference the information contained under the heading "Security Ownership of Management and Other Beneficial Owners" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are no relationships or related transactions that require disclosure.

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                   FORM 8-K

     (a) 1. The following financial statements and other information appear in Appendix A to this Annual Report on Form 10-K and are filed as a part hereof:


         Selected Financial Data.
         Market Price and Dividend Information.
         Management's Discussion and Analysis of Financial Condition and
              Results of Operations.
         Report of Independent Public Accountants.
         Consolidated Balance Sheets - September 30, 1996 and 1995. Consolidated Statements of Operations -
               Four Months Ended September 30, 1996,
               Eight Months Ended May 31, 1996,
               Twelve Months Ended September 30, 1995 and 1994.
         Consolidated Statements of Cash Flows -
               Four Months Ended September 30, 1996,
               Eight Months Ended May 31, 1996,
               Twelve Months Ended September 30, 1995 and 1994.
         Consolidated Statements of Stockholders' Equity (Deficit) -
               Four Months Ended September 30, 1996,
               Eight Months Ended May 31, 1996,
               Twelve Months Ended September 30, 1995 and 1994.
         Notes to Consolidated Financial Statements.

     2. Financial Statement Schedules are not filed with this Annual Report on Form 10-K because the Schedules are either inapplicable or the required information is represented in the financial statements or notes thereto.

(b)  Reports on Form 8-K:

     During the quarter ended September 30, 1996, and prior to filing its Annual Report on Form 10-K, Anacomp filed no reports on Form 8-K.


(c) The following exhibits are filed with this Annual Report on Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below.

     Previously unfiled documents are noted with an asterisk (*):

(3)      Articles of Incorporation and Bylaws:

     a) The Amended and Restated Articles of Incorporation of Anacomp were effective June 4, 1996, and are incorporated by reference to Anacomp's Form 8-K filed on June 19, 1996 (File No. 1-8328).

     b) The Amended and Restated Bylaws of Anacomp were effective June 4, 1996, and are incorporated by reference to Anacomp's Form 8-K filed on June 19, 1996 (File No. 1-8328).

     (4)  Instruments  defining  the  rights  of  security  holders,   including
indentures:

     (a) Third Amended Joint Plan of Reorganization of the Company and certain of its subsidiaries. Previously filed and incorporated by reference to the Company's Form 8-A filed on May 15, 1996 (File No. 0-7641).

     (b) Indenture, dated as of June 4, 1996, between the Company and The Bank of New York, as trustee, relating to the Company's 11-5/8% Senior Secured Notes due 1999. Previously filed and incorporated by reference to the Company's Form 8-K filed on June 19, 1996 (File No. 1-8328).

     (c) Application by the Company for Exemption from Section 314(d) of the Trust Indenture Act of 1939, as amended, pursuant to Section 304(d) and Rule 4d-7 thereunder. Previously filed and incorporated by reference to the Company's Form 8-K filed on June 19, 1996 (File No. 1-8328).

     (d) Indenture, dated as of June 4, 1996, between the Company and IBJ Schroder Bank & Trust Company, as trustee, relating to the Company's 13% Senior Subordinated Notes due 2002. Previously filed and incorporated by reference to the Company's Form 8-K filed on June 19, 1996 (File No. 1-8328).

     (e) Warrant Agreement, dated as of June 4, 1996, between the Company and ChaseMellon Shareholder Services, L.L.C. Previously filed and incorporated by reference to the Company's Form 8-K filed on June 19, 1996 (File No. 1-8328).

     (f)  Security  and  Pledge  Agreement,  dated  as of June 4,  1996,  by the
Company, in favor of the Senior Secured Trustee. Previously filed and incorporated by reference to the Company's Form 8-K filed on June 19, 1996 (File No. 1-8328).

     (g) First Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated June 4, 1996, made by Anacomp, Inc., as grantor, in favor of Chicago Title Insurance Company, as trustee, for the benefit of The Bank of New York, as beneficiary. Previously filed and incorporated by reference to the Company's Form 8-K filed on June 19, 1996 (File No. 1-8328).

     (h) First Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated June 4, 1996 made by Anacomp, Inc., as grantor, in favor of Chicago Title Insurance Company, as trustee, for the benefit of The Bank of New York, as beneficiary. Previously filed and incorporated by reference to the Company's Form 8-K filed on June 19, 1996 (File No. 1-8328).

(10)     Material Contracts:

     (a) *Amended and Restated Employment Agreement, effective October 1, 1996, between Anacomp, Inc. and P. Lang Lowrey, III.

     (b) Employment Agreement, effective March 1, 1992, between Anacomp, Inc. and Thomas R. Simmons. Previously filed and incorporated by reference to the Company's Form 10-K for the year ended September 30, 1993.

     (c) *Employment Agreement, effective October 1, 1992, between Anacomp, Inc. and William C. Ater.

     (d) *Employment Agreement, effective February 15, 1996, between Anacomp, Inc. and Donald L. Viles.

     (e) Common Stock Registration Rights Agreement, dated as of June 4, 1996 by and among the Company and the Holders of Registrable Shares. Previously filed and incorporated by reference to the Company's Form 8-K filed on June 19, 1996 (File No. 1-8328).

     (f) Senior Secured Note Registration Rights Agreement, dated as of June 4, 1996 by and among the Company and the Holders of Registrable Notes. Previously filed and incorporated by reference to the Company's Form 8-K filed on June 19, 1996 (File No. 1-8328).

     (g) Senior Subordinated Note Registration Rights Agreement dated as of June 4, 1996, by and among the Company and Holders of Registrable Notes. Previously filed and incorporated by reference to the Company's Form 8-K filed on June 19, 1996 (File No. 1-8328).

     (h) Amended and Restated Master Supply Agreement, dated October 8, 1993, among Anacomp, Inc., SKC America, Inc. and SKC Limited. Previously filed and incorporated by reference to the Company's Form 10-K for the year ended September 30, 1993.



(11)*Statement re: computation of per share earnings.



(21)*Subsidiaries of the registrant.



(27)*Financial data schedule (Required for electronic filing only).

     SIGNATURES Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          ANACOMP, INC.
                                          By: /s/ P. Lang Lowrey, III
                                          P. Lang Lowrey, III
                                          President, Chief Executive
                                          Officer, and Chairman of the Board
December 23, 1996

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated:  December 23, 1996                  By:  /s/ P. Lang Lowrey, III
                                           P. Lang Lowrey, III
                                           President, Chief Executive
                                           Officer, and Chairman of the Board

Dated:  December 23, 1996                  By: /s/ Donald L. Viles
                                           Donald L. Viles,  Executive Vice
                                           President and Chief Financial Officer

Dated:  December 23, 1996                  By: /s/ Talton R. Embry
                                           Talton R. Embry, Director

Dated:  December 23, 1996                  By: /s/ Darius W.  Gaskins, Jr.
                                           Darius W. Gaskins, Jr., Director

Dated:  December 23, 1996                  By: /s/ Jay P. Gilbertson
                                           Jay P. Gilbertson, Director

Dated:  December 23, 1996                  By: /s/ Richard D. Jackson
                                           Richard D. Jackson, Director

Dated:  December 23, 1996                  By:  /s/ George A. Poole, Jr.
                                           George A. Poole, Jr., Director

Dated:  December 23, 1996                  By:  /s/ Lewis Solomon
                                           Lewis Solomon, Director

                                   APPENDIX A




Annual Report on Form 10-K
Anacomp, Inc.

                                                                                                    Page

Selected Financial Data ..........................................................................   A-2

Market Price and Dividend Information ............................................................   A-2

Management's Discussion and Analysis of Financial Condition and Results of Operations ............   A-3

Report of Independent Public Accountants .........................................................   A-10

Consolidated Balance Sheets -- September 30, 1996 and 1995 .......................................   A-11

Consolidated Statements of Operations -Four Months Ended September 30, 1996, Eight
  Months Ended May 31, 1996, Twelve Months Ended September 30, 1995 and 1994 .....................   A-12

Consolidated Statements of Cash Flows -- Four Months Ended September 30, 1996, Eight
  Months Ended May 31, 1996, Twelve Months Ended September 30, 1995 and 1994 .....................   A-13

Consolidated Statements of Stockholders' Equity (Deficit) -- Four Months Ended September 30, 1996,
  Eight Months Ended May 31, 1996, Twelve Months Ended September 30, 1995 and 1994 ...............   A-15

Notes to Consolidated Financial Statements .......................................................   A-16


ANACOMP, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA

The following Selected Financial Data should be read in conjunction with Item 1, "Business", of Part I of this Annual Report on Form 10-K, and with the Notes to Consolidated Financial Statements:

                                                        Reorganized

                                                         Company                      Predecessor Company
                                                       Four Months Ended Eight Months      Fiscal Year Ended September 30,

                                                         September 30,  Ended May 31,
(Dollars in thousands, except per share                       1996          1996        1995         1994        1993       1992
amounts)
                                                                ---

Revenues ..............................................   $ 151,542    $ 334,598     $591,189   $592,599   $590,208   $628,940

Income (loss) before extraordinary credit and
 cumulative effect of accounting change ...............     (22,009)     112,528     (238,326)    6,955      11,691     18,221

Extraordinary credit ..................................          --       52,442           --        --       6,900      8,700
                                                                          52,442
Cumulative effect on prior years of a change
 in accounting for income taxes .......................          --           --           --     8,000          --

Net income (loss) .....................................     (22,009)(a)  164,970 (b) (238,326)   14,955       18,591    26,921

Earnings (loss) per common and common equivalent share:
Net income (loss) .....................................   $   (2.19)         (c)          (c)        (c)         (c)         (c)
Cash dividends per common share .......................          --           --           --        --


(a) The net loss for the four months ended September 30, 1996, includes $25.7 million of Reorganization Asset amortization.

(b)  The net income for the eight  months  ended May 31,  1996,  includes  $92.8 million of Reorganization  items as more fully discussed in Notes 3 and 4 4 to the accompanying consolidated financial statements.

(c) Due to the implementation of Fresh Start Reporting, per share data for the Predecessor Company has been excluded as they are not comparable.

                                                                               As of September 30,
                                                  ----------------------------------------------------------------
                                                    Reorganized
                                                      Company                   Predecessor Company
                                                                  ------------------------------------------------
                                                       1996            1995          1994       1993      1992
                                                  ----------------------------------------------------------------

Current assets                                       $147,530        $175,193   $214,129   $218,011  $244,434
Current liabilities                                   152,996         578,857    208,313    187,082   198,685
Working capital                                        (5,466)       (403,664)      5,816     30,929    45,749
Total assets                                          435,421         421,029    658,639    643,548   681,561
Long-term debt, net of current                        217,044              --    366,625    404,738   429,140
portion
Redeemable preferred stock                                 --          24,574     24,478     24,383    24,287
Stockholders' equity (deficit)                         58,569       (188,243)     49,756     13,799     8,290


MARKET PRICE AND DIVIDEND INFORMATION

     Anacomp, Inc.'s common stock is traded on The NASDAQ Stock Market ("NASDAQ") under the ticker symbol "ANCO." The high and low closing prices (as reported by NASDAQ) for the Company's common stock were as follows:

                                      HIGH             LOW
             Three months ended:
             September 30, 1996      $11.13            $7.63

     The Company's borrowing agreements prohibit the payment of cash dividends on common shares. The number of stockholders of record as of December 16, 1996 was 229. The number of beneficial stockholders of record as of December 16, 1996 was approximately 1,200.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Recent Developments

     On June 4, 1996, the Company emerged from bankruptcy proceedings under its Third Amended Joint Plan of Reorganization (the "Reorganization"). On such date, the Company canceled its existing secured debt and subordinated debt, including 15% Senior Subordinated Notes, 13.875% Convertible Subordinated Debentures and 9% Convertible Subordinated Debentures, and its equity securities, including common stock, common stock purchase rights, preferred stock and warrants, and distributed to its creditors approximately $22 million in cash, $112.2 million principal amount of its 11-5/8% Senior Secured Notes due 1999 (the "Senior Secured Notes"), $160 million principal amount of its 13% Senior Subordinated Notes due 2002 (the "Senior Subordinated Notes"), 10 million shares of new common stock, par value $.01 per share (the "New Common Stock"), and warrants to purchase 362,694 shares of New Common Stock at a price of $12.23 per share for a period of five years from June 4, 1996. The Plan of Reorganization resulted in a reduction of approximately $173 million in principal and accrued interest on the Company's debt obligations and in liquidation amount and accrued dividends on its preferred stock. The resulting capital structure reduced the Company's interest expense by approximately $30 million per year.

     The process began January 5, 1996, when Anacomp filed a Prenegotiated Plan of Reorganization with the U.S. Bankruptcy Court in Delaware under Chapter 11 of the U.S. Bankruptcy Code. The Company was in default under substantially all of its debt agreements as a result of its failure to make $89.7 million of principal payments scheduled for April 26, 1995 and October 26, 1995 on the senior secured credit facilities (including $60 million relating to the revolving loan agreement which expired on October 26, 1995), $11.4 million of principal and interest payments on the 9% Convertible Subordinated Debentures which were due January 15, 1996, $34.1 million of interest payments scheduled for May 1, 1995 and November 1, 1995 on its Senior Subordinated Notes, and $3.2 million of interest payments scheduled for July 15, 1995 and January 15, 1996 on the 13.875% Subordinated Debentures, as well as certain financial covenant violations, and the cross-default provisions of the other debt agreements.

Results of Operations

     On May 20, 1996 (the "Confirmation Date"), the Company's Plan was confirmed by the United States Bankruptcy Court and the Company emerged from bankruptcy on June 4, 1996. As a result of the Reorganization, the recording of the restructuring transaction and the implementation of Fresh Start Reporting, the Company's results of operations after May 31, 1996 (the cutoff date used for financial reporting purposes) are not comparable to results reported in prior periods. See Note 3 to the accompanying consolidated financial statements for information on consummation of the Plan of Reorganization and implementation of Fresh Start Reporting.

     To facilitate a meaningful comparison of the Company's quarterly and year-to-date operating performance in fiscal years 1996 and 1995, the following discussion of results of operations on a consolidated basis is presented on a traditional comparative basis for all periods. Consequently, the current year's information presented below does not comply with accounting requirements for companies upon emergence from bankruptcy, which requirements call for separate reporting for the newly reorganized company and the predecessor company.


CONSOLIDATED RESULTS OF OPERATIONS
Anacomp, Inc. and Subsidiaries

(Dollars in thousands, except per share amounts)         Year ended September 30,         1996 (a)          1995            1994

Revenues:
    Services provided.................................................................... $189,257        $219,881        $223,511
    Equipment and supply sales...........................................................  296,883         371,308         369,088
                                                                                           486,140         591,189         592,599
Operating costs and expenses:
    Costs of services provided...........................................................  104,499         126,493         122,628
    Costs of equipment and supplies sold.................................................  226,623         290,842         274,575
    Selling, general and administrative expenses.........................................   93,514         132,459         115,819
    Amortization of reorganization asset.................................................   25,663            ----            ----
    Special charges......................................................................     ----         136,889            ----
    Restructuring charges................................................................     ----          32,695            ----
                                                                                           450,299         719,378         513,022
Income (loss)  before interest, other income,  reorganization items, income taxes,
    extraordinary credit and cumulative effect of accounting change......................   35,841        (128,189)         79,577

Interest income..........................................................................    2,573           2,000           3,144
Interest expense and fee amortization....................................................  (39,629)        (70,938)        (67,174)
Financial restructuring costs............................................................     ----          (5,987)           ----
Other income (expense)...................................................................    6,995            (212)           (192)
                                                                                           (30,061)        (75,137)        (64,222)
Income (loss) before reorganization items, income taxes, extraordinary credit,
    and cumulative effect of accounting change...........................................    5,780        (203,326)         15,355
Reorganization items.....................................................................   92,839            ----            ----
Income (loss) before income taxes, extraordinary credit and cumulative effect
   of  accounting change.................................................................   98,619        (203,326)         15,355

Provision for income taxes...............................................................    8,100          35,000           8,400
Income (loss) before extraordinary credit and
    cumulative effect of accounting change...............................................   90,519        (238,326)          6,955
Extraordinary credit - gain on discharge of indebtedness, net of taxes...................   52,442            ----            ----
Cumulative effect on prior years of a change in accounting
    for income taxes.....................................................................     ----            ----           8,000
Net income (loss)........................................................................  142,961        (238,326)         14,955
Preferred stock dividends and discount accretion.........................................      540           2,158           2,158
Net income (loss) available to common stockholders....................................... $142,421       $(240,484)        $12,797

(a) This column reflects the combination of historical results for the eight months ended May 31, 1996, for the Predecessor Company and for the four months ended September 30, 1996, for the Successor Company.


Results of Operations-Fiscal 1996, 1995 and 1994

         General

     Anacomp reported net income of $143 million for the year ended September 30, 1996 as compared to a net loss of $238.3 million and net income of $15 million for the years ended September 30, 1995 and 1994, respectively. Included in the fiscal 1996 income are reorganization items of $92.8 million and a $52.4 million extraordinary gain resulting from the discharge of indebtedness. Included in the fiscal 1995 loss are special charges of $136.9 million, representing a write-off of goodwill of $108 million and $28.9 million of costs associated with software investments (See Notes 8 and 18 to the accompanying consolidated financial statements). Also included in the fiscal 1995 loss is a $29 million deferred tax provision and $32.7 million of restructuring charges. Earnings before interest, other income, reorganization items, extraordinary credits, restructuring charges, special charges, taxes, depreciation and amortization ("EBITDA") was $84.2 million for the year ended September 30, 1996 as compared to $77.2 million and $114.2 million for the years ended September 30, 1995 and 1994 respectively.

     Total revenues for fiscal 1996 of $486.1 million represent a $105.1 million decrease from fiscal 1995. Approximately $60.1 million of the decrease is due to the discontinuance or downsizing of certain product lines including Image Conversion Services ("ICS") ($20 million), flexible diskette media ($20.2 million), reader and reader printer products ($12.7 million) and source document film ($7.2 million).

     Total revenues for fiscal 1995 decreased $1.4 million from the prior fiscal year. Revenues from sales of magnetics products increased $29.5 million resulting from the acquisition of Graham Magnetics, Inc. ("Graham Magnetics") in May 1994. In addition, the acquisition of the COM services customer base of 14 data service centers from National Business Systems, Inc. ("NBS") on January 3, 1994 contributed incremental revenues of approximately $2.7 million to the fiscal 1995 results. Offsetting these contributions were decreases in micrographics supplies, COM systems, maintenance services and other revenues.

     Anacomp's fiscal 1994 revenues totaled $592.6 million. The Graham Magnetics
acquisition   contributed   $22.4  million  to  fiscal  1994  revenues  and  NBS
contributed $9.1 million to fiscal 1994 revenues.

     Selling, general and administrative expenses ("S,G&A") were 19.2% of revenues in fiscal 1996 compared to 22.4% in fiscal 1995. The decrease in S,G&A reflects the cost reductions implemented in late fiscal 1995 as part of the Company's reorganization. Selling, general and administrative expenses were 16.4% of revenues in 1994.

     The Company has reclassified certain operating costs within costs of services provided, costs of equipment and supplies sold and S,G&A in fiscal 1995 and fiscal 1994 to conform with the fiscal 1996 presentation.

         1995 Special Charges

     As mentioned above, included in the operating results for fiscal 1995 are special charges totaling $136.9 million, including the write-off of a portion of goodwill related to micrographics products. During fiscal 1995, Anacomp announced several significant events which are summarized as follows:

     On April 6, 1995, the Company announced that it was withdrawing its proposed offering of $225 million senior secured notes previously announced on January 23, 1995.

     On April 27, 1995, the Company announced that it had agreed with its Senior Secured Lenders to make its current interest payment of $2 million on its Old Senior Secured Debt while continuing to negotiate the rescheduling of all or a substantial portion of the $20 million scheduled amortization payment due April 26, 1995, which the Company failed to make, and the waiver of certain financial covenant violations as of March 31, 1995. The Company also announced that until an agreement was reached with its Senior Secured Lenders (and Holders of Old Senior Subordinated Notes) the Company would not make its $16.9 million interest payment on the Old Senior Subordinated Notes scheduled for May, 1995 and would defer making dividend payments on the Old Preferred Stock.

     On May 15, 1995, in connection with announcing a second quarter loss of $8.2 million, the Company announced plans for a restructuring of its operations which would include several cost cutting measures and personnel reductions. The Company also announced the appointment of a new president.

     These developments significantly constrained Anacomp's ability to finance certain previously projected activities. In addition, in 1995, Anacomp failed to achieve its original projections of operating results and experienced lower than expected sales of major new software products which were first introduced in January 1995. In light of Anacomp's withdrawn note offering, disappointing financial performance and default on its indebtedness, the Company prepared a new operating plan.

     Based on the events discussed above and in connection with the change in accounting discussed in Note 1 to the accompanying consolidated financial statements, Anacomp determined that goodwill had been impaired and measured the impairment based on the fair value approach discussed in Note 1. As required by generally accepted accounting principles, this accounting change, which amounted to a charge of $108 million, was recorded as a change in estimate of goodwill and was included in the results of operations during fiscal 1995.

     Prior to fiscal 1996, Anacomp invested and capitalized over $20.0 million related to the development of software to provide advanced capabilities for the XFP 2000 related to the processing of Xerox and IBM print steams. These software enhancements are referred to as the Xerox Compatibility Feature ("XCF") and the Advanced Function Presentation ("AFP") feature. XCF was introduced at the beginning of the second quarter of fiscal 1995 and AFP at the beginning of the fourth quarter of fiscal 1995. Initial sales of the XCF product were significantly below expectations, as were projections for AFP. As a result, during 1995 Anacomp wrote off $20.3 million of deferred software costs and established a reserve of $8.6 million (none of which exists at September 30, 1996) for future payments to IBM Pennant Systems for software royalty and system support obligations which were not recoverable based on revised projections. See
Note 18 to the accompanying consolidated financial statements.

Results of Operations - Products and Services

         Output  Services

     Output services revenues, which accounted for 21% of Anacomp's revenues in fiscal 1996, were down $8.4 million compared to fiscal 1995 (excluding the effect of the ICS sale), primarily due to a 10% decrease in volume. Output services revenues accounted for 22% of Anacomp's revenues in fiscal 1995. Volumes were increased in fiscal 1995 due in part to the acquisition of the COM services customer base of 14 data service centers from NBS. Output services revenues increased 5% in fiscal 1994 on volume increases of 10%. The increase in fiscal 1994 volume is the result of the NBS acquisition. Decreasing prices adversely affected Anacomp's output services business in fiscal 1996, 1995 and 1994.

     Output services gross margins as a percent of revenue decreased 1% in fiscal 1996, 5% in fiscal 1995 and 2% in fiscal 1994.

     Technology Services

     Technology services revenues, which accounted for 17% of the Company's revenues in fiscal 1996, are derived principally from the maintenance of COM recorders and duplicators. Such revenues decreased 5% in fiscal 1996 when compared to fiscal 1995 primarily due to the effect of replacing older generation COM systems with the XFP 2000, which has a capacity significantly greater than the previous generation COM systems. Technology services accounted for 15% of fiscal 1995 revenues and were down 5% from fiscal 1994. Technology services revenues increased $3.5 million in fiscal 1994. The improvement in fiscal 1994 is largely the result of the addition of a national data service center company to Anacomp's customer base.

     Gross margins increased nearly 7% in fiscal 1996 due primarily to reductions in costs associated with spare parts and personnel costs.

     Output Systems

     Output systems revenues, which accounted for 7% of the Company's revenues in fiscal 1996, decreased $18.5 million with the sale or lease of 118 XFP 2000 systems in fiscal 1996 compared to 153 systems in fiscal 1995. Included in output systems revenues in fiscal 1995 is $3.5 million of sales of equipment for use in Anacomp data centers under sale and leaseback arrangements. Output systems revenues decreased 9% in fiscal 1995 with the sale or lease of 153 XFP 2000 systems compared to 165 systems in fiscal 1994. Output systems revenues decreased 25% in fiscal 1994 because of the decline in sales or leases of XFP 2000 output systems from 274 systems in fiscal 1993. The decline in fiscal 1994 was partly the result of reduced original equipment manufacturer ("OEM") shipments (25 systems in fiscal 1994 compared to 67 in fiscal 1993).

     Output systems gross margins improved in fiscal 1996, fiscal 1995 and fiscal 1994 despite reduced revenues as a result of product mix of new and used systems in fiscal 1996 and higher average selling prices in fiscal 1995 and 1994.

     Micrographics Supplies

     Micrographics supplies revenues, which accounted for 31% of the Company's revenues in fiscal 1996, decreased 21% compared to fiscal 1995 principally as a result of the discontinuance and downsizing of product lines. Micrographics supplies revenues were 32% and 35% of the Company's revenues in fiscal 1995 and 1994, respectively. Micrographics supplies revenues decreased 7% in fiscal 1995 and 8% in fiscal 1994, principally due to reduced demand for duplicate film, readers and reader/printers.

     Micrographics supplies gross margins as a percent of revenue increased 5% in fiscal 1996 as a result of changes in product mix due primarily to the sale and downsizing of product lines. Micrographics supplies gross margins decreased 4% in fiscal 1995.

         Magnetic Media

     Magnetic media revenues, which accounted for 23% of the Company's revenues in fiscal 1996, decreased $16.2 million compared to fiscal 1995. The decrease is due to the closure of the Omaha, Nebraska factory, which produced flexible diskette media, as well as reduced unit sales of open reel tape. Magnetic media revenues accounted for 22% of the Company's revenues in fiscal 1995. Fiscal 1995 magnetic media revenues increased $31.9 million over fiscal 1994. The increase is due to the contribution from the acquisition of Graham Magnetics in May 1994. The acquisition of Graham Magnetics in May 1994 was the primary reason for a 36% increase in fiscal 1994 magnetic media revenues over fiscal 1993. Graham Magnetics manufactured certain magnetics products at its facility in Graham, Texas. Anacomp has shifted all its U.S. production of those products from its Omaha, Nebraska plant to the Graham Magnetics facility. The costs associated with this relocation were not significant. The consolidation resulted in improved manufacturing efficiencies and overall headcount reduction.

     Magnetic media gross margins have remained level over the past 3 years at approximately 16%.

Results of Operations - Other

     Interest

     Interest expense and fee amortization amounted to $39.6 million in fiscal 1996 compared to $70.9 million in fiscal 1995. The decrease relates to the discontinuance of interest accrued on the predecessor Company's old subordinated debt during the bankruptcy proceedings, as well as reduced interest expense on the new debt instruments.

     Interest expense and fee amortization was $70.9 million in fiscal 1995 compared to $67.2 million in fiscal 1994 due to $3.3 million of default interest and interest on unpaid scheduled interest on the Old Senior Secured Debt as well as the Old Senior Subordinated Notes which was required by the terms of the various debt agreements.

     Income Taxes

     The Company adopted Financial Accounting Standards No. 109, Accounting for Income Taxes, in the first quarter of fiscal year 1994. The adoption resulted in a one-time increase to income of $8 million reflecting the cumulative effect on prior years of this accounting change. In addition, the Company recorded a deferred tax asset of $95 million representing the U.S. federal and state tax savings from net operating loss carryforwards ("NOLs") and tax credits. The Company also recorded a valuation allowance of $60 million, reducing the deferred tax asset to $35 million. In determining the valuation allowance, the Company assumed pre-tax income at levels they were experiencing at that time and considered the impact of the reversal of temporary differences and the periods in which NOL carryforward benefits expire.

     The provision for income taxes in 1996 includes $6.1 million on earnings of Anacomp's foreign subsidiaries and $2 million of domestic income taxes required primarily related to the alternative minimum tax and state and local taxes. The effective rate as a percentage of income before reorganization items, extraordinary credit, and cumulative effect of accounting change (8.2%) is lower than the U.S. statutory rate because of non-taxable reorganization income partially offset by increases resulting from non-deductible amortization.

     Included in the provision for income taxes in fiscal 1995 is a deferred tax provision of $29 million. The deferred tax provision includes U.S. tax on undistributed foreign earnings of $9 million and a write-off of net deferred tax assets of $20 million. This write-off results from the uncertainty regarding the financial restructuring that was in progress and, accordingly, the uncertainty regarding the ultimate benefit to be derived from Anacomp's tax loss carryforwards. The remaining components of the provision for income taxes in 1995 were taxes of $4.8 million on earnings of Anacomp's foreign subsidiaries and a tax reserve adjustment of $1.2 million.

     Income taxes as a percentage of income from operations was 55% in fiscal 1994. In fiscal 1994, income tax expense was reduced $1.2 million, as a result of the favorable settlement and disposition of previously established tax reserves. The effective tax rate was higher than the U.S. statutory rate because of amortization of goodwill, which is not deductible for tax purposes, and generally higher foreign tax rates. See Note 17 to the accompanying consolidated financial statements.

Liquidity and Capital Resources Liquidity and Capital Resources

     Anacomp's working capital at September 30, 1996, excluding the current portion of long-term debt, was $26.4 million compared to a $13.8 million deficit at September 30, 1995. To facilitate comparison of cash flow activity for fiscal 1996 to fiscal 1995, cash flows for the eight months ended May 31, 1996 and the four months ended September 30, 1996, as discussed in the accompanying consolidated statements of cash flows, have been combined for the following discussion. Net cash provided by operating activities increased to $49.8 million for fiscal year ended September 30, 1996 compared to $19.9 million in the comparable prior period, due primarily to significant reductions in receivables and inventories as well as non-payment of interest on subordinated debt prior to the Reorganization. Net cash provided by investing activities increased to $3.9 million in the current period, compared to $3.1 million in the comparable prior period.

     Net cash used in financial activities increased to $35.5 million in fiscal 1996 compared to $23.6 million in fiscal 1995. The current period includes a $13 million repayment of debt with proceeds from the sale of the ICS Division.

     The Company's cash balance (including restricted cash) as of September 30, 1996 was $47.8 million compared to $19.4 million at September 30, 1995. Subsequent to September 30, 1996, the Company successfully completed a rights offering for approximately 3.6 million shares of New Common Stock. The rights offering generated approximately $25 million in cash, which will be used for the acquisition of businesses, assets and technologies.

     Prior to the Chapter 11 filing, the Company was experiencing a liquidity shortfall caused by continued declining revenues and a highly leveraged balance sheet. Upon emergence from bankruptcy proceedings the Company's pre-petition liquidity problems were improved.

     The Company believes that its cash on hand and cash generated from operations will be sufficient to fund its debt service requirements, acquisition strategies and working capital requirements in the foreseeable future.

     On November 20, 1996, the Company  reached  agreement with Lehman  Brothers for the refinancing of the Company's 11-5/8% Senior Secured Notes. Lehman Brothers has agreed to underwrite a new $115 million debt facility to replace the existing Senior Secured Notes, which had a balance outstanding of $97.9 million at September 30, 1996. The new debt facility will consist of $90 million in term loans and a revolver of up to $25 million. The refinancing requires the consent of Anacomp's 13% Senior Subordinated Noteholders. The consent solicitation period ends January 17, 1997.

Forward - Looking Statements

     The statements contained in this filing on Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Anacomp, Inc.:

     We have audited the accompanying consolidated balance sheets of Anacomp, Inc. (an Indiana corporation) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the four months ended September 30, 1996, the eight months ended May 31, 1996 and the twelve months ended September 30, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     As more fully described in Note 2 to the consolidated financial statements, effective June 4, 1996, the Company emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a Reorganization Plan which was confirmed by the Bankruptcy Court on May 20, 1996. In accordance with AICPA Statement of Position 90-7, the Company adopted "Fresh Start Reporting" whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair values as of May 31, 1996. As a result, the consolidated financial statements for the periods subsequent to May 31, 1996 reflect the Successor Company's new basis of accounting and are not comparable to the Predecessor Company's pre-reorganization consolidated financial statements.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anacomp, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the four months ended September 30, 1996, the eight months ended May 31, 1996 and the twelve months ended September 30, 1995 and 1994 in conformity with generally accepted accounting principles.

     As explained in Note 1 to the consolidated financial statements, effective June 30, 1995, the Company changed its method of accounting for the measurement of goodwill impairment.


Indianapolis, Indiana,                                  Arthur Andersen LLP
November 15, 1996

CONSOLIDATED BALANCE SHEETS
Anacomp, Inc. and Subsidiaries

                                                                                Reorganized     Predecessor
                                                                                  Company         Company
(Dollars in thousands, except per share amounts)     As of September 30,            1996             1995

ASSETS
Current assets:
    Cash and cash equivalents.................................................    $  38,198       $  19,415
    Restricted cash ..........................................................        9,597            ----
    Accounts and notes receivable, less allowances for doubtful
        accounts of $6,459 and  $7,367,  respectively.........................       58,806          90,091
    Current portion of long-term receivables..................................        4,690           6,386
    Inventories...............................................................       31,856          53,995
    Prepaid expenses and other................................................        4,383           5,306
Total current assets..........................................................      147,530         175,193
Property and equipment, at cost less accumulated depreciation and
    amortization of $3,696 and $96,898,  respectively.........................       27,102          44,983
Long-term receivables, net of current portion.................................       10,632          12,322
Excess of purchase price over net assets of businesses acquired
    and other intangibles, net................................................        2,285         160,315
Reorganization value in excess of identifiable assets (See Note 3)                  240,344            ----
Other assets..................................................................        7,528          28,216
                                                                                 $  435,421      $  421,029
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current portion of long-term debt.........................................    $  31,848      $  389,900
    Accounts payable..........................................................       48,090          57,368
    Accrued compensation, benefits and withholdings...........................       13,728          20,891
    Accrued income taxes......................................................       11,930           9,365
    Accrued interest..........................................................       10,586          40,746
    Other accrued liabilities.................................................       36,814          60,587
Total current liabilities.....................................................      152,996         578,857
Long-term debt, net of current portion........................................      217,044            ----
Other noncurrent liabilities..................................................        6,812           5,841
Total noncurrent liabilities..................................................      223,856           5,841

Commitments and contingencies (See Note 18)

Redeemable preferred stock, $.01 par value, issued and outstanding
500,000 shares (aggregate preference value of $25,000)........................         ----          24,574

Stockholders' equity (deficit):
    Preferred stock, 1,000,000 shares authorized, none issued.................         ----            ----
    Common stock, $.01 par value; 20,000,000 and 100,000,000 shares authorized
        respectively; 10,099,050 and 46,187,625 issued, respectively..........          101             462
    Capital in excess of par value............................................       80,318         182,725
    Cumulative translation adjustment (from May 31, 1996 for Reorganized Company)       159           1,329
    Accumulated deficit (from May 31, 1996 for Reorganized Company)...........      (22,009)       (372,759)
Total stockholders' equity (deficit)..........................................       58,569        (188,243)
                                                                                 $  435,421      $  421,029

        See  notes  to consolidated financial statements.



CONSOLIDATED STATEMENTS OF OPERATIONS
Anacomp, Inc. and Subsidiaries


                                                                         Reorganized
                                                                         Company                 Predecessor Company

                                                                          Four Months     Eight Months             Twelve Months
                                                                            Ended          Ended                     Ended
                                                                        September 30,     May 31,                 September 30,

(Dollars in thousands, except per share amount)                            1996             1996            1995            1994

REVENUES:
    Services provided.................................................... $ 59,055        $130,202        $219,881        $223,511
    Equipment and supply sales............................................  92,487         204,396         371,308         369,088
                                                                           151,542         334,598         591,189         592,599
OPERATING COSTS AND EXPENSES:
    Costs of services provided...........................................   31,858          72,641         126,493         122,628
    Costs of equipment and supplies sold.................................   70,097         156,526         290,842         274,575
    Selling, general and administrative expenses.........................   29,688          63,826         132,459         115,819
    Amortization of reorganization asset.................................   25,663            ----            ----            ----
    Special charges (See Note 1).........................................     ----            ----         136,889            ----
    Restructuring charges (See Note 6)...................................     ----            ----          32,695            ----
                                                                           157,306         292,993         719,378         513,022
Income (loss) before interest, other income, reorganization items, income taxes, extraordinary credit and cumulative
    effect of accounting change..........................................   (5,764)         41,605        (128,189)         79,577

Interest income..........................................................      997           1,576           2,000           3,144
Interest expense and fee amortization....................................  (12,869)        (26,760)        (70,938)        (67,174)
Financial restructuring costs (See Note 7)...............................     ----            ----          (5,987)           ----
Other income (expense)...................................................       27           6,968            (212)           (192)
                                                                           (11,845)        (18,216)        (75,137)        (64,222)
Income (loss) before reorganization items, income taxes,
    extraordinary credit, and cumulative effect of accounting change.....  (17,609)         23,389        (203,326)         15,355
Reorganization items (See Note 4) .......................................     ----          92,839            ----            ----
Income (loss) before income taxes, extraordinary credit and cumulative effect
    of accounting change.................................................  (17,609)        116,228        (203,326)         15,355
Provision for income taxes...............................................    4,400           3,700          35,000           8,400
Income (loss) before extraordinary credit and
    cumulative effect of accounting change...............................  (22,009)        112,528        (238,326)          6,955

Extraordinary credit - gain on discharge of indebtedness, net of taxes
    (See Note 3) ........................................................     ----          52,442            ----            ----
Cumulative effect on prior years of a change in accounting
    for income taxes.....................................................     ----            ----            ----           8,000
Net income (loss)........................................................  (22,009)        164,970        (238,326)         14,955
Preferred stock dividends and discount accretion.........................     ----             540           2,158           2,158
Net income (loss) available to common stockholders....................... $(22,009)       $164,430       $(240,484)        $12,797

EARNINGS (LOSS) PER COMMON AND
    COMMON EQUIVALENT SHARE                                                 $(2.19)

                                                   See  notes  to   consolidated
financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Anacomp, Inc. and Subsidiaries                                                 Reorganized


                                                                                 Company                    Predecessor Company

                                                                            Four Months Ended   Eight Months  Twelve Months
                                                                                                   Ended            Ended
                                                                              September 30,       May 31,       September 30,

(Dollars in thousands)                                                            1996        1996        1995            1994

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)......................................................     $ (22,009) $ 164,970   $ (238,326)      $  14,955
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Extraordinary credit.................................................          ----    (52,442)        ----            ----
      Non-cash reorganization items........................................          ----   (107,352)        ----            ----
      Depreciation and amortization........................................        31,610     18,788       43,375          40,649
      Cumulative effect of a change in accounting for income taxes.........          ----       ----         ----          (8,000)
      Provision (benefit) for losses on accounts receivable................           482        110        2,742            (695)
      Provision for inventory valuation....................................          ----       ----       10,956            ----
      Non-cash charge in lieu of taxes.....................................         1,300       ----         ----            ----
      Deferred taxes.......................................................          ----       ----       29,000           6,000
      Special charges (See Note 1).........................................          ----       ----      136,889            ----
      Gain on sale of ICS Division.........................................          ----     (6,202)        ----            ----
      Other................................................................          (175)       997        6,308             776
  Restricted cash requirements.............................................        (2,755)    (6,842)        ----            ----
  Change in assets and liabilities net of effects from acquisitions:
        Decrease in accounts and long-term receivables.....................         5,637     24,624       30,948           3,040
        Decrease (increase) in inventories and prepaid expenses............        10,416     11,174       (1,612)         15,254
        Decrease (increase) in other assets................................             1      1,094       (8,207)        (11,349)
        Increase (decrease) in accounts payable and accrued expenses.......       (17,283)    (5,077)      11,465          (3,623)
        Increase (decrease) in other noncurrent liabilities................         4,671     (5,899)      (3,626)         (4,323)
         Net cash provided by operating activities.........................        11,895     37,943       19,912          52,684
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of other assets.....................................          ----       ----       18,777           7,805
    Proceeds from sale of ICS Division.....................................          ----     13,554         ----            ----
    Purchases of property, plant and equipment.............................        (2,224)    (3,599)     (14,372)        (18,868)
    Payments to acquire companies and customer rights......................        (3,844)      ----       (1,262)        (14,565)
         Net cash provided by (used in) investing activities...............        (6,068)     9,955        3,143         (25,628)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock and warrants....................          (139)      ----          743           1,484
    Proceeds from revolving line of credit and long-term borrowing.........          ----      2,656       22,529          39,000
    Principal payments on long-term debt...................................       (22,646)   (15,332)     (45,859)        (71,095)
    Preferred dividends paid...............................................          ----       ----       (1,031)         (2,062)
----------------------------------------------------------------------------
         Net cash used in financing activities.............................       (22,785)   (12,676)      (23,618)       (32,673)
----------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH....................................          (172)       691          107             566
----------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................       (17,130)    35,913         (456)         (5,051)
----------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................        55,328     19,415       19,871          24,922
----------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................     $  38,198 $   55,328   $   19,415      $   19,871
----------------------------------------------------------------------------



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                              Reorganized
                                                                                Company                   Predecessor Company

                                                                              Four Months    Eight Months            Twelve Months
                                                                                 Ended           Ended                   Ended
                                                                             September 30,      May 31,              September 30,

(Dollars in thousands)                                                           1996            1996          1995            1994

Cash paid during the period for:
    Interest...............................................................     $   5,581     $ 11,613        $ 39,426     $ 57,781
    Income taxes...........................................................     $   2,942     $  3,045        $  4,128    $   2,007


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     See Note 3 for discussion of non-cash activity related to Fresh Start Reporting and the Reorganization. During 1996, 1995, and 1994 the Company acquired companies and rights to provide future services. In conjunction with these acquisitions, the purchase price consisted of the following:

                                                                              Reorganized
                                                                                Company                   Predecessor Company

                                                                              Four Months    Eight Months            Twelve Months
                                                                                 Ended           Ended                   Ended
                                                                             September 30,      May 31,              September 30,

(Dollars in thousands)
    Cash paid..............................................................     $   3,844    $    ----     $    1,262   $    14,565
    Credit memos issued....................................................          ----         ----           ----         3,085
    Notes payable issued...................................................           500         ----           ----         4,290
    Stock issued...........................................................          ----         ----           ----        17,201
    Total fair value of acquisitions.......................................     $   4,344    $    ----     $    1,262   $    39,141


     See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Anacomp, Inc. and Subsidiaries

                                                                            Capital in     Cumulative
                                                              Common stock   excess of     translation     Accumulated
(Dollars in thousands)                                                       par value     adjustment        Deficit        Total

BALANCE AT SEPTEMBER 30, 1993 - Predecessor Company..........        $406     $163,209       $(4,744)     $(145,072)      $13,799
Common stock issued for purchases under the
  Employee Stock Purchase Plan...............................           3          872          ----           ----           875
Exercise of stock options....................................           3          606          ----           ----           609
Preferred stock dividends....................................        ----         ----          ----         (2,062)       (2,062)
Accretion of redeemable preferred stock discount.............        ----         ----          ----            (96)          (96)
Translation adjustments for twelve months....................        ----         ----         4,475           ----         4,475
NBS stock issuance...........................................          20        7,380          ----           ----         7,400
Graham stock issuance.........................................         25        9,776          ----           ----         9,801
Net income for the twelve months..............................       ----         ----          ----         14,955        14,955
BALANCE AT SEPTEMBER 30, 1994 - Predecessor Company                   457      181,843          (269)      (132,275)       49,756
Common stock issued for purchases under the
  Employee Stock Purchase Plan................................          3          689          ----           ----           692
Exercise of stock options.....................................          1           50          ----           ----            51
Preferred stock dividends.....................................       ----         ----          ----         (2,062)       (2,062)
Accretion of redeemable preferred stock discount..............       ----         ----          ----            (96)          (96)
Translation adjustments for twelve months.....................       ----         ----         1,598           ----         1,598
Graham stock issuance.........................................          1          143          ----           ----           144
Net loss for the twelve months................................       ----         ----          ----       (238,326)     (238,326)
BALANCE AT SEPTEMBER 30, 1995 - Predecessor Company...........        462      182,725         1,329       (372,759)     (188,243)
Preferred stock conversion....................................         11        7,893          ----           ----         7,904
Preferred stock dividends.....................................       ----         ----          ----           (516)         (516)
Accretion of redeemable preferred stock discount..............       ----         ----          ----            (24)          (24)
Translation adjustment for eight months.......................       ----         ----        (1,560)          ----        (1,560)
NBS stock issuance............................................         11          (11)         ----           ----          ----
Reorganization................................................       (484)    (190,607)          231        208,329        17,469
New stock issuance............................................        100       79,666          ----           ----        79,766
Net income for eight months...................................       ----         ----          ----        164,970       164,970
BALANCE AT  MAY 31, 1996 - Reorganized Company................        100       79,666          ----           ----        79,766
Common stock issued for restricted stock award................          1          791          ----           ----           792
Fees associated with rights offering..........................       ----         (139)         ----           ----          (139)
Translation adjustment for four months........................       ----         ----           159           ----           159
Net loss for four months......................................       ----         ----          ----        (22,009)      (22,009)
BALANCE AT SEPTEMBER 30, 1996 - Reorganized Company...........       $101      $80,318          $159       $(22,009)      $58,569

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

     Due to the Reorganization and implementation of Fresh Start Reporting, the consolidated financial statements for the Reorganized Company (period starting May 31, 1996) are not comparable to those of the Predecessor Company. For financial reporting purposes, the effective date of the emergence from bankruptcy is considered to be the close of business on May 31, 1996.

     A black line has been drawn on the accompanying consolidated financial statements to distinguish between the Reorganized Company and the Predecessor Company.

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

Segment Reporting

     Anacomp operates in a single business segment: providing equipment, supplies and services for information management, including storage, processing and retrieval.

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

Inventories

     Inventories are stated at the lower of cost or market, with cost being determined by methods approximating the first-in, first-out basis.

The cost of the inventories is distributed as follows:


                                     Reorganized Company    Predecessor Company
(Dollars in thousands)  September 30,         1996                  1995


Finished goods...................       $     22,557          $     38,702
Work in process..................              2,748                 4,955
Raw materials and supplies.......              6,551                10,338
                                        $     31,856          $     53,995


Restricted Cash


     Restricted cash represents cash reserved as collateral for letters of credit issued by the Company or cash held in escrow primarily to secure certain contingent obligations of the Company. The contingent obligations are primarily related to environmental liabilities and certain insurance policies.

Property  and  Equipment

     Property and equipment are carried at cost. Depreciation and amortization of property and equipment are generally provided under the straight-line method for financial reporting purposes over the shorter of the estimated useful lives or the lease terms. Tooling costs are amortized over the total estimated units of production, not to exceed three years. In accordance with Fresh Start Reporting, property and equipment were reflected at fair market values as of May 31, 1996 (See Note 3).

Debt Issuance Costs

     The Company capitalizes all costs related to its issuance of debt and amortizes those costs using the effective interest method over the life of the related debt instruments. Debt issuance costs were $200,000 and $12.7 million at September 30, 1996 and 1995, respectively, and are included in "Other assets" in the accompanying Consolidated Balance Sheets. During the eight months ended May 31, 1996 and fiscal years 1995 and 1994, the Company amortized $1 million, $5.7 million and $5.3 million, respectively, of debt issuance costs which are included in "Interest expense and fee amortization" in the accompanying Consolidated Statements of Operations. Also, in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), the Company wrote-off deferred debt issuance costs of $11.1 million upon the date of the bankruptcy filing. These costs are included in "Reorganization Items" in the accompanying Consolidated Statements of Operations for the eight months ended May 31, 1996.

Goodwill

     Excess of purchase price over net assets of businesses acquired ("goodwill") is amortized on the straight-line method over the estimated periods of future demand for the related products acquired. Goodwill at September 30, 1996 is being amortized over a three year period. Effective with Fresh Start Reporting, the Company now measures impairment based on future cash flows of the related products.

     For the Predecessor Company, effective June 30, 1995, Anacomp elected to modify its method of measuring goodwill impairment to a fair value approach. If it was determined that impairment had occurred, the excess of the unamortized goodwill over the fair value of the goodwill applicable to the business unit was charged to operations. For purposes of determining fair value, the Company valued the goodwill using a multiple of cash flow from operations based on consultation with its investment advisors. Anacomp concluded that fair value was a better measurement of goodwill considering the Company's highly leveraged financial condition. As discussed in Note 8, Anacomp revised its projected operating results in fiscal 1995 which, along with applying Anacomp's revised goodwill accounting policy, resulted in a write-off of $108 million of goodwill for the year ended September 30, 1995. This write-off is reflected in "Special charges" in the accompanying Consolidated Statement of Operations.

Reorganization Value in Excess of Amounts Allocated to Identifiable Assets

     As more fully discussed in Note 3, the Company has "reorganization value in excess of amounts allocated to identifiable assets" of $240,344 at September 30, 1996. This asset is being amortized over a 3.5 year period beginning May 31, 1996. The carrying value of the Reorganization Asset will be periodically reviewed if the facts and circumstances suggest that it may be impaired. The Company will measure the impairment based upon future cash flows of the Company over the remaining amortization period.

Other Intangibles

     Other intangibles of $21.3 million, net of accumulated amortization of $16.1 million, at September 30, 1995, represent the purchase of the rights to provide microfilm or maintenance services to certain customers and were being amortized on a straight-line basis over 10 years. These unamortized costs were evaluated for impairment each period by determining their net realizable value. As discussed in Note 3, in connection with Fresh Start Reporting, the Company wrote-off the remaining balance of other intangibles at May 31, 1996.

Research and Development

     The engineering costs associated specifically with research and development programs are expensed as incurred, and amounted to $1.3 million for the four months ended September 30, 1996, $2.4 million for the eight months ended May 31, 1996, $2.2 million in 1995, and $3 million in 1994. The Company supports several engineering processes, including basic technological research, product development and sustaining engineering support for existing customer installations. The majority of the operating costs for engineering programs in fiscal years 1995 and 1994 related to continued software development for the XFP 2000 COM recorder, which were recorded as deferred software costs.

     Deferred software costs are the capitalized costs of software products to be sold in future periods with COM systems or as stand alone product for current COM systems users. The unamortized costs are evaluated for impairment each period by determining their net realizable value. Such costs are amortized over the greater of the estimated units of sale or under the straight-line method not to exceed five years. Due to lower than expected sales of new software products introduced in 1995, Anacomp revised its projected future sales and operating results of software products through 1999. As a result, during 1995 Anacomp wrote off $20.3 million of deferred software costs and established a reserve of $8.6 million (none of which exists at September 30, 1996) for future payments to IBM Pennant Systems for software royalty and system support obligations which are not recoverable based on these revised projections (See Note 18). These charges are reflected in "Special charges" in the accompanying Consolidated Statement of Operations for the fiscal year ended September 30, 1995. Unamortized deferred software costs remaining as of September 30, 1996 total $4.2 million and are included in "Other assets" on the accompanying Consolidated Balance Sheets.

Sale-Leaseback Transactions

     Anacomp entered into sale-leaseback transactions of $19.3 million in 1995 and $11.9 million in 1994 relating to COM systems installed in the Company's data service centers. Part of the proceeds were treated as fixed asset sales and the remainder as sales of equipment. Revenues of $3.5 million and $5.6 million were recorded for the years ended September 30, 1995 and 1994, respectively. All profits were deferred and were being recognized over the applicable leaseback periods. In connection with Fresh Start Reporting as discussed in Note 3, the deferred profit amount was reduced to zero. Concurrently, the Company established an unfavorable lease reserve related to these leases in the amount of $8.6 million. The unfavorable lease reserve is being amortized over the applicable lease periods.

Accrued Lease Reserves

     Other noncurrent liabilities include reserves established for unfavorable facility and equipment lease commitments, vacant facilities and related future lease costs. Total obligations recorded for these unfavorable lease commitments and future lease and related costs at their estimated amounts were $11.4 million and $7.5 million at September 30, 1996 and 1995, respectively. The current portion of these obligations was $6.8 million and $2 million as of September 30, 1996 and 1995, respectively, and is included in "Other accrued liabilities" and "Accounts payable" in the accompanying Consolidated Balance Sheets.

Income Taxes

     In general, Anacomp's practice has been to reinvest the earnings of its foreign subsidiaries in those operations and to repatriate those earnings only when it was advantageous to do so. In 1995, Anacomp changed its practice whereby the Company now repatriates these earnings. As a result, Anacomp recorded deferred taxes of $8.8 million on all undistributed foreign earnings in 1995.

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

     Anacomp adopted FAS 109 in the first quarter of fiscal 1994. Under FAS 109, the Company recorded a significant deferred tax asset in 1994 to reflect the benefit of loss carryforwards that could not be recognized under prior accounting rules. The recording of this asset reduced goodwill and increased income as discussed in more detail in Note 17. During 1995, the valuation allowance was increased to reduce the deferred tax asset to zero as a result of the Company's deteriorating financial condition.

Consolidated Statements of Cash Flows

     Anacomp considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. These temporary investments, primarily repurchase agreements and other overnight investments, are recorded at cost, which approximates market.

NOTE  2.
FINANCIAL REORGANIZATION:

     On May 20, 1996 (the "Confirmation Date"), the U.S. Bankruptcy Court confirmed the Company's Third Amended Joint Plan of Reorganization (the "Reorganization"), and on June 4, 1996, the Company emerged from bankruptcy. Pursuant to the Reorganization, on such date certain indebtedness of the Company was canceled in exchange for cash, new indebtedness, and /or new equity interests, certain indebtedness was reinstated, certain other prepetition claims were discharged, certain claims were settled, executory contracts and unexpired leases were assumed or rejected, and the members of a new Board of Directors of the Company were designated. The Company simultaneously distributed to creditors approximately $22 million in cash, $112.2 million principal amount of its 11-5/8% Senior Secured Notes due 1999 (the "Senior Secured Notes") and $160 million principal amount of its 13% Senior Subordinated Notes due 2002 (the "Senior Subordinated Notes"), equity securities consisting of 10 million shares of new common stock and 362,694 warrants, each of which is convertible into
1.0566 shares of new common stock during the five year period ending June 3, 2001 at an exercise price of $11.57 per share.

     The process began January 5, 1996, when Anacomp filed a Prenegotiated Plan of Reorganization with the U.S. Bankruptcy Court in Delaware under Chapter 11 of the U.S. Bankruptcy Code. The Company was in default under substantially all of its debt agreements as a result of its failure to make $89.7 million of principal payments scheduled for April 26, 1995 and October 26, 1995 on the senior secured credit facilities (including $60 million relating to the revolving loan agreement which expired on October 26, 1995), $11.4 million of principal and interest payments on the 9% Convertible Subordinated Debentures which were due January 15, 1996, $34.1 million of interest payments scheduled for May 1, 1995 and November 1, 1995 on its Senior Subordinated Notes, and $3.2 million of interest payments scheduled for July 15, 1995 and January 15, 1996 on the 13.875% Subordinated Debentures, as well as certain financial covenant violations, and the cross-default provisions of the other debt agreements.

     As noted above, upon emerging from bankruptcy, the Company's Revolving Loan, Multi-Currency Revolving Loan, Term Loans, Series B Senior Notes, 15% Senior Subordinated Notes, 13.875% Convertible Subordinated Debentures and 9% Convertible Subordinated Debentures were canceled. In addition, the Company's 8.25% Cumulative Convertible Redeemable Exchangeable Preferred Stock, Common Stock, Warrants and Stock Options were canceled. In connection therewith, the Company issued new debt and equity securities as mentioned above and described in more detail in Notes 14 and 16.

NOTE 3.
FRESH START REPORTING:

     As of May 31, 1996, the Company adopted Fresh Start Reporting in accordance with SOP 90-7. Fresh Start Reporting resulted in material changes to the Consolidated Balance Sheet, including valuation of assets, intangible assets (including goodwill) and liabilities at fair market value and valuation of equity based on the appraised reorganization value of the ongoing business.

     The Company's reorganization value of $350 million (the approximate fair value) was based on the consideration of many factors and various valuation methods, including discounted cash flows, selected publicly traded Company market multiples, selected acquisition transaction multiples and other applicable ratios and valuation techniques believed by the Company's management and its financial advisors to be representative of the Company's business and industry. The excess of the reorganization value over the fair value of identifiable assets and liabilities is reported as "Reorganization value in excess of identifiable assets" in the accompanying Consolidated Balance Sheets and is being amortized over a three and a half year period. The Company obtained an independent appraisal of certain property and equipment to support the fair values of such assets.


     The Reorganization and the adoption of Fresh Start Reporting resulted in the following adjustments to the Company's Consolidated Balance Sheet for the period ended May 31, 1996:

                                                            Predecessor                                 Reorganized
                                                               Company         Reorganization and          Company
                                                                May 31,     Fresh Start Adjustments        May 31,
(Dollars in thousands)                                             1996         Debit        Credit            1996
----------------------------------------------------------------------------------------------------------------------
ASSETS
Total current assets.......................................    $179,457   $      ----        $1,881(a)     $177,576
Property and equipment (net)...............................      35,619          ----         7,754(b)       27,865
Long-term receivables......................................       9,411          ----          ----           9,411
Excess of purchase price over net assets of businesses
  acquired and other intangibles...........................     153,864          ----       124,864(c)         ----
                                                                                             29,000(d)
Reorganization value in excess of identifiable assets......        ----       267,460(e)       ----         267,460
Other assets...............................................      12,862          ----         4,384(f)        7,878
                                                                                                600(g)

                                                               $391,213      $267,460      $168,483        $490,190


                                                             Predecessor                                 Reorganized
                                                               Company         Reorganization and          Company
                                                                May 31,     Fresh Start Adjustments        May 31,
(Dollars in thousands)                                             1996         Debit        Credit            1996
----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt........................    $380,554      $379,256(h)    $36,076(i)      $37,374
  Accrued interest.........................................      52,696        48,500(h)       ----           4,196
  Accounts payable and other accrued liabilities...........     130,179          ----         3,673(j)      133,852
                                                            ----------------------------------------------------------
Total current liabilities..................................     563,429       427,756        39,749         175,422
                                                            ----------------------------------------------------------
Total noncurrent liabilities...............................       5,130          ----       229,872(i)      235,002
Redeemable preferred stock and accrued dividends...........      18,241        18,241(k)       ----            ----
Stockholders' equity (deficit):
  Common stock.............................................         484           484(l)        100(m)          100
  Capital in excess of par value...........................     190,607       190,607(l)     79,666(m)       79,666
  Cumulative translation adjustment........................        (231)         ----           231(l)         ----
  Retained earnings (deficit)..............................    (386,447)       29,000(d)334,005(l)             ----
                                                                                             81,442(n)
                                                            ==========================================================
                                                               $391,213      $666,088      $765,065        $490,190
                                                            ==========================================================


Explanations of the above adjustment columns are as follows:

     a) To adjust current assets to fair market value.

     b) To adjust property and equipment to estimated current fair value.

     c) To reflect the write-off of excess of purchase price over net assets of businesses acquired and other intangibles.

     d) To provide income tax expense for gain on discharge of indebtedness, reflected as a reduction in the goodwill of the Predecessor Company related to the utilization of pre-acquisition NOLs.

     e) To establish the reorganization value in excess of identifiable assets. The reorganization value in excess of identifiable assets is calculated below (in thousands):


         New debt                                      $270,234
         New equity                                      79,766

               Reorganization Value                      350,000
         Plus:  Fair value of identifiable liabilities   140,190
         Less:  Fair value of identifiable assets       (222,730)

                                                        $267,460




     f) To adjust other long-term assets to fair market value.

     g) To write-off the remaining debt issue costs.

     h) To reflect the cancellation of the old debt and related accrued interest.

     i) To reflect issuance of new current and long-term debt.

     j) To adjust current liabilities to fair market value.

     k) To reflect the cancellation of the old preferred stock.

     l) To reflect the elimination of stockholders' equity of the Predecessor Company.

     m) To reflect the issuance of 10 million shares of new common stock (par value $.01) at estimated fair market value.

     n) To reflect the extraordinary credit resulting from discharge of indebtedness. The extraordinary credit, net of taxes, is calculated below (in thousands):


         Historical carrying value of old debt securities $379,256 Historical carrying value of related accrued interest 48,500 Unamortized portion of deferred debt issuance costs (600) Market value of consideration exchanged for the old debt:
             Plan securities (face value $279,691)                   (265,948)
             New common stock (10 million new shares issued)          (79,766)

                                                                       81,442
                          Tax provision (d)                           (29,000)

                           Extraordinary credit                     $  52,442

     The following Pro Forma Condensed Financial Information for the twelve months ended September 30, 1996 and 1995, have been prepared giving effect to the sale of the Image Conversion Services ("ICS") Division and the adjustments related to the consummation of the Reorganization for interest expense and intangible asset amortization. The Condensed Financial Information was prepared as if the Pro Forma adjustments had occurred on October 1, 1995 and October 1, 1994, respectively. This information does not purport to be indicative of the results which would have been obtained had such transactions in fact been completed as of the date hereof and for the periods presented or that may be obtained in the future.

Anacomp, Inc. and Subsidiaries
Pro Forma Condensed Financial Information

                                                               Pro Forma          Pro Forma
                                                             Twelve Months      Twelve Months
                                                                 Ended              Ended
                                                              September 30,    September 30, 1995
(Dollars in thousands)                                            1996

Total Revenues                                                 $484,637           $ 569,668
Operating costs and expenses                                    493,291             763,514
Loss before interest, other income, reorganization items,
   income taxes and extraordinary credit                         (8,654)           (193,846)
Interest expense and fee amortization                           (41,327)            (44,301)
Net loss available to common stockholders                       (53,713)           (277,346)



NOTE 4.
REORGANIZATION ITEMS:


     In accordance with SOP 90-7, expenses of the Predecessor Company resulting from the Chapter 11 Reorganization are reported separately as reorganization items in the accompanying Consolidated Statement of Operations, and are summarized below:


                                                                May 31, 1996
(Dollars in thousands)                                       Eight Months Ended

Write-off of deferred debt issue costs and discounts                 $(17,551)
Adjustment of assets and liabilities to fair market value             124,903
Legal and professional fees associated with bankruptcy                (14,944)
Interest earned on accumulated cash                                       431

                                                                    $  92,839


NOTE 5.
SALE OF ICS DIVISION:

     Effective November 1, 1995, Anacomp sold its ICS Division for approximately $13.5 million, which resulted in a net gain to the Company of $6.2 million that is reflected in other income (expense) in the accompanying Consolidated Statement of Operations. The proceeds from this sale were used to reduce the principal balance on certain senior debt. The ICS Division performed source document microfilm services at several facilities around the country generating approximately $20 million of revenues per year.

NOTE 6.
RESTRUCTURING CHARGES:

     Included in the operating results for 1995 are restructuring charges of $32.7 million. These charges were the result of the Company's reassessment of its strategy for ongoing financial improvement and a decision to downsize or exit certain areas of its business. Specifically, the Company closed its Omaha, Nebraska magnetic media manufacturing facility, exited the manufacture of readers and reader/printers at its San Diego, California manufacturing facility and reduced headcount worldwide. The restructuring charges included severance costs of $5.9 million, which included personnel related to magnetics media manufacturing, reader and reader/printer manufacturing and other various personnel associated with the worldwide headcount reduction. Approximately 400 people were terminated pursuant to these plans. Also included in restructuring charges were inventory write downs of $9.1 million, excess facility reserves of $7.7 million and other reserves of $10 million. The Company completed these restructuring activities during fiscal 1996. The actual costs associated with the restructuring did not vary significantly from the previously reported amounts.


NOTE 7.
FINANCIAL RESTRUCTURING COSTS:

     On April 6, 1995, Anacomp announced that it had withdrawn its proposed offering of $225 million Senior Secured Notes and a related offer to purchase up to $50 million of the Company's outstanding 15% Senior Subordinated Notes. The offering would have deferred an aggregate of $153 million in scheduled principal payments in fiscal years 1995 through 1998, thereby providing Anacomp with increased liquidity and additional cash for product development. Costs directly related to these activities of $6 million are included as "Financial restructuring costs" in the accompanying Consolidated Statements of Operations for fiscal year 1995.


NOTE 8.
EXCESS OF PURCHASE PRICE OVER NET ASSETS
OF BUSINESSES ACQUIRED (GOODWILL):

     Goodwill related to the micrographics business as of September 30 is summarized as follows (dollars in thousands):

                                                  Reorganized     Predecessor
                                                    Company         Company
                                               --------------- ---------------
                                                    1996            1995
             Goodwill                              $2,419         $315,561
             Less goodwill write-off                 ----         (108,000)
             Less accumulated amortization           (134)         (73,988)
                                                   $2,285         $133,573




     Anacomp failed to achieve its original projections of fiscal 1995 operating results and experienced lower than expected sales of new software products first introduced in January 1995. In light of Anacomp's withdrawn note offering, disappointing financial performance and default on its indebtedness, the Company prepared a revised business plan and operating forecast through 1999.

     Based on these developments and in connection with the change in accounting discussed in Note 1, Anacomp determined that goodwill had been impaired and measured the impairment based on a fair value approach. As required by generally accepted accounting principles, this accounting change, which amounted to a charge of $108 million, was recorded as a change in estimate and was included in the results of operations for the quarter ended June 30, 1995.


NOTE 9.
FAIR VALUES OF FINANCIAL INSTRUMENTS:

     Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information for certain financial instruments. The carrying amounts for trade receivables and payables are considered to be their fair values. The carrying amounts and fair values of the Company's other financial instruments at September 30, 1996, and 1995, are as follows:

                               Reorganized Company               Predecessor Company
                               September 30, 1996                September 30, 1995
(Dollars in thousands)             Carry Amount      Fair Value     Carry Amount      Fair Value
Long-Term Debt:
     11-5/8% Senior Note             $ 97,902         $ 97,902     $        ----    $       ----
     Revolving Loan                      ----             ----           31,328           31,328
     Multicurrency Revolving Loan        ----             ----           28,813           28,813
     Term Loans                          ----             ----           13,039           13,039
     Series B Senior Notes               ----             ----           58,908           58,908
     13% Senior Subordinated Note     147,058          163,829             ----             ----
     15% Senior Subordinated Notes       ----             ----          220,281          181,224
     13.875% Convertible
        Subordinated Debentures          ----             ----           21,155            4,376
     9% Convertible Subordinated
        Debentures                       ----             ----           10,479            1,880
Redeemable Preferred Stock               ----             ----           24,574             ----

     The September 30, 1996 estimated fair value of Long-Term Debt was based on quoted market values or discounted cash flow.

     The September 30, 1995 estimated fair values of Long-Term Debt and Redeemable Preferred Stock were based on a restructuring proposal prepared as a result of discussion and negotiations with representatives of the lenders at that time in connection with a "prepackaged" plan of reorganization.

NOTE 10.
ACQUISITIONS:

     During  the  three  years  ended  September  30,  1996,  Anacomp  made  the acquisitions set forth below, each of which has been accounted for as a purchase. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

Fiscal 1996

     During fiscal 1996, Anacomp acquired certain assets of a micrographics equipment and supplies business. The acquisition was effective July 15, 1996 and total consideration was $4.3 million, of which approximately $2.4 million was assigned to excess of purchase price over net assets acquired. The consideration consisted of $3.8 million in cash and a one-year note payable of $500,000 which accrues interest at prime plus 2.75%.

Fiscal 1995

During fiscal 1995, Anacomp made no significant acquisitions.

Fiscal 1994

     During fiscal 1994, Anacomp acquired 16 data service centers or the related customer base (all were incorporated with existing Anacomp service centers), a magnetics media manufacturing company and the customer base of a micrographics supplies business. Total consideration for these acquisitions was $39.1 million, of which approximately $24.2 million was assigned to excess of purchase price over net assets of businesses acquired and other intangible assets. In connection with these acquisitions, Anacomp issued $17.2 million of its common stock and increased debt and accrued liabilities by $4.3 million.

National Business Systems

     One of the acquisitions included above was the purchase of the COM services customer base of 14 data service centers operated by National Business Systems, Inc. ("NBS"). The acquisition was effective on January 3, 1994, and the acquisition cost consisted of the following (dollars in thousands):


             Cash paid to NBS shareholders                $   7,400

             Common stock issued to NBS shareholders          7,400

             Acquisition costs incurred                         416

                                                          $  15,216

     Anacomp issued 1,973,000 common shares to the NBS shareholders at a price of $3.75 per share. As part of the acquisition agreement, Anacomp agreed to provide stock price protection at the end of two years on those shares so designated by the NBS shareholders (1,128,000 of the shares issued were subject to this protection). Related to this price protection, on February 15, 1996, Anacomp issued 1,127,143 additional shares of stock to NBS shareholders. As a result of the Reorganization, discussed in Note 2, this price protection is no longer in effect.

Graham Magnetics

     Another of the acquisitions included above was the purchase of Graham Acquisition Corporation ("Graham"), a magnetics media manufacturing company. The acquisition was effective on May 4, 1994, and the acquisition cost consisted of the following (dollars in thousands):


             Common stock issued to Graham shareholders..............$   8,515

             Common stock issued for a note payable...................   1,286

             Issuance of note payable to a creditor...................   4,240

             Cash paid to retire bank debt............................   5,540

             Acquisition costs incurred..............................      689

                                                                     $  20,270


     Anacomp issued 2,129,000 common shares to the Graham shareholders based on an agreed upon per share price. However, to determine the acquisition cost, the shares were valued at the market price on the date of closing.

     Contingent consideration of $7.6 million was payable in Anacomp common stock and was based upon defined future earnings through September 1997. The contingent consideration amount was $144,000 for fiscal 1994 and zero for fiscal 1995. As a result of the Reorganization, discussed in Note 2, this contingency is no longer in effect.

     Anacomp also issued 360,000 common shares to a Graham creditor at $3.57 per share to reduce the note payable to $4.2 million. The note was unsecured and bore interest at 10%. Principal payments of $345,000 plus accrued interest were payable quarterly beginning July 15, 1994. The note holder could at any time require Anacomp to prepay any amount of the note by issuing common stock. The shares of common stock to be issued were equal to the prepayment amount divided by $3.57. In connection with the Plan of Reorganization, the original note was canceled and a new promissory note was issued in the amount of $1.2 million. The note did not bear interest and was payable in two installments; $800,000 due within thirty days of the effective date of the bankruptcy, and $400,000 due on or before October 30, 1996. The outstanding note balance was $400,000 and $2.5 million at September 30, 1996 and 1995, respectively. The note was paid off subsequent to September 30, 1996.

NOTE 11.
SKC AGREEMENT:

     Anacomp has entered into a supply agreement (the "Supply Agreement") with SKC America, Inc., a New Jersey corporation ("SKCA"), and SKC Limited ("SKCL"), an affiliated corporation of SKCA organized pursuant to the laws of the Republic of Korea. SKCA and SKCL are collectively referred to as "SKC". The Supply Agreement expires in December 2003. Pursuant to the Supply Agreement, Anacomp purchases substantially all of its requirements for coated duplicate microfilm from SKC. Pursuant to the Supply Agreement, SKC also provides the Company with a substantial portion of its polyester requirements for its magnetic media products.

     In connection with the Supply Agreement, SKC also provided the Company with a $25 million trade credit facility (secured by up to $10 million of products sold to the Company by SKC), all of which is outstanding at September 30, 1996. The trade credit arrangement bears interest at 2.5% over the prime rate of The First National Bank of Boston (10.75% as of September 30, 1996).

     In connection with an amendment to the Supply Agreement as of the effective date under the Plan of Reorganization, the Company agreed to certain price increases, retroactive to 1994, and agreed to make the following deferred payments related to the retroactive price increases to SKC (which are accrued in "Other accrued liabilities" in the accompanying Consolidated Balance Sheets):
(a) $400,000 in 1997:  (b) $600,000 in 1998;  (c) $800,000 in 1999; (d) $800,000
in 2000; and (e) 1,000,000 in 2001.

NOTE 12.
PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                                                                       Reorganized            Predecessor
                                                              Estimated Useful           Company                Company
(Dollars in thousands)                   September 30,         Life in Years              1996                    1995
----------------------------------------------------------- --------------------- ---------------------- -----------------------
Land and buildings....................................            10 - 40              $ 3,148             $    5,283
Office furniture......................................             3 - 12                2,499                 12,141
Manufacturing equipment and tooling...................             2 - 10                4,161                 31,351
Field support spare parts.............................             4 - 7                 5,852                 21,764
Leasehold improvements................................         Term of Lease               852                 10,782
Equipment leased to others............................             2 - 4                   467                  1,838
Processing equipment..................................             3 - 12               13,819                 58,722
                                                                                        30,798                141,881
Less accumulated depreciation and amortization........                                  (3,696)               (96,898)
                                                                                       $27,102             $   44,983

NOTE 13.
LONG-TERM RECEIVABLES:

Long-term receivables consist of the following:
                                                                                    Reorganized Company   Predecessor Company
(Dollars in thousands)                                          September 30,              1996                   1995
---------------------------------------------------------------------------------- ---------------------- ---------------------
Lease contracts receivable...................................................         $  12,546            $    15,678
Notes receivable from asset sales............................................             2,260                  2,619
Other........................................................................               516                    411
                                                                                         15,322                 18,708
Less current portion.........................................................            (4,690)                (6,386)
                                                                                      $  10,632             $   12,322

     Lease contracts receivable result from customer leases of products under agreements which qualify as sales-type leases. Annual future lease payments to be received under sales-type leases are as follows:


             (Dollars In thousands)                   Year ended September 30,
             1997.............................................................         $  5,540
             1998.............................................................            4,503
             1999.............................................................            2,805
             2000.............................................................            1,370
             2001.............................................................              566
                                                                                         14,784
             Less deferred interest...........................................           (2,238)
                                                                                        $12,546


NOTE 14.
LONG-TERM DEBT:
Long-term debt is comprised of the following:

                                                                                        Reorganized           Predecessor
                                                                                         Company               Company
(Dollars in thousands)                                          September 30,              1996                   1995
---------------------------------------------------------------------------------- ---------------------- ---------------------
11-5/8% Senior Secured Notes.................................................            $   97,902          $        ----
13% Senior Subordinated Notes (net of unamortized discount of $12,942)                      147,058                   ----
Revolving Loan at 8.63%......................................................                  ----                 31,328
Multicurrency Revolving Loan at 8.44%........................................                  ----                 28,813
Term Loans at 8.56%..........................................................                  ----                 13,039
Series B Senior Notes at 12.25%..............................................                  ----                 58,908
15% Senior Subordinated Notes (net of unamortized discount of
    $4,619)..................................................................                  ----                220,281
13.875% Convertible Subordinated Debentures (net of unamortized discount of
    $2,077)..................................................................                  ----                 21,155
9% Convertible Subordinated Debentures ......................................                  ----                 10,479
Non-interest bearing installment note payable due October 30, 1996...........                   400                  2,513
Other........................................................................                 3,532                  3,384
                                                                                            248,892                389,900
Less current portion.........................................................               (31,848)              (389,900)
                                                                                           $217,044            $      ----

Senior Secured Notes

     In connection with the Reorganization, the Company issued $112.2 million aggregate principal amount of 11- 5/8% Senior Secured Notes due September 30, 1999. Interest is payable on March 31 and September 30 each year. The Company pre-paid the September 30, 1996, installment of $14.3 million on September 3, 1996. The Company is required to redeem the remaining notes at par on each interest payment date according to the following schedule (in thousands):


March 31, 1997                          $14,286
September 30, 1997                       16,163
March 31, 1998                           16,161
September 30, 1998                       17,100
March 31, 1999                           17,100
September 30, 1999                       17,092

                                       $97,902


     The Senior Secured Notes are redeemable at the option of the Company, in whole or in part, at any time, at 100% of the principal amount thereof, plus accrued and unpaid interest. The Company is required in certain circumstances to make offers to purchase the Senior Secured Notes then outstanding at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain sales or other distributions of assets by the Company or certain of its subsidiaries. Also, upon a change of control, the Company is required to make an offer to purchase the Senior Secured Notes then outstanding at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

     The Senior Secured Notes are senior secured obligations of the Company and will rank pari passu with all other existing and future senior obligations of the Company, and senior to all existing and future subordinated or junior indebtedness of the Company. The collateral securing the Senior Secured Notes consists of substantially all of the assets of the Company and all future acquired assets of the Company to the extent such assets are acquired by the Company without secured financing.

     The indenture related to the Senior Secured Notes contains covenants limiting among other things, (i) the incurrence of additional indebtedness by the Company and certain of its subsidiaries, (ii) the payment of dividends on, and the redemption of, capital stock of the Company and certain of its subsidiaries, (iii) the redemption of certain subordinated obligations of the Company and certain of its subsidiaries and the making of certain investments by the Company and certain of its subsidiaries, (iv) the sale by the Company and certain of its subsidiaries of assets and certain subsidiary stock, (v) transactions between the Company and its affiliates, (vi) liens on the collateral securing the Senior Secured Notes, (vii) consolidations and mergers and transfers of all or substantially all of the Company's and certain of its subsidiaries' assets and (viii) capital expenditures. All of the limitations and prohibitions are subject to a number of qualifications and exceptions.

     The indenture also contains a covenant requiring the Company to maintain a minimum interest coverage ratio. At September 30, 1996, the Company was in compliance with all covenants under the Senior Secured Notes indenture.

Senior Subordinated Notes

     In connection with the Reorganization, the Company issued $160 million aggregate principal amount of 13% Senior Subordinated Notes due June 2002. This debt was recorded at its estimated fair value of $146.3 million. The difference between the aggregate principal amount and the fair value of the debt will be amortized as a charge to interest expense over the life of the debt. Interest is payable on June 30 and December 31 each year, beginning on December 31, 1996. For the interest payable on December 31, 1996 and June 30, 1997, the Company will provide Payment-In-Kind ("PIK") notes in satisfaction of its interest obligation rather than a cash settlement. The PIK notes will have a principal amount corresponding to the amount of interest due on the notes on the related interest payment date.

     The Company is required to redeem prior to June 30, 2001 the principal amount of the Senior Subordinated Notes equal to the aggregate principal amount of PIK notes issued prior to such date, plus any accrued and unpaid interest on the PIK notes, at a redemption price equal to the price that would be then applicable in the case of an optional redemption. The remaining Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time, at various redemption prices ranging from 103% to 101.5% of the principal amount thereof through December 31, 2001. Thereafter, the Senior Subordinated Notes may be redeemed at the aggregate principal amount thereof. Also, upon a change in control, the Company is required to make an offer to purchase the Senior Subordinated Notes then outstanding at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.

     The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and rank pari passu with all other existing and future subordinated obligations of the Company. The payment of principal and interest is subordinated and subject to the prior payment in full of the Company's senior indebtedness.

     The indenture related to the Senior Subordinated Notes contains covenants limiting, among other things, (i) the incurrence of additional indebtedness by the Company and certain of its subsidiaries, (ii) the payment of dividends on, and the redemption of, capital stock of the Company and certain of its subsidiaries, (iii) the redemption of certain subordinated obligations of the Company and certain of its subsidiaries and the making of certain investments of the Company and certain of its subsidiaries, (iv) the sale by the Company and certain of its subsidiaries of assets and certain subsidiary stock, (v) transactions between the Company and its affiliates, (vi) sale/leaseback transactions by the Company and certain of its subsidiaries, (vii) consolidations and mergers and transfers of all or substantially all of the Company's and certain of its subsidiaries' assets and (viii) capital expenditures. All of the limitations and prohibitions are subject to a number of qualifications and exceptions. The indenture also contains a covenant requiring the Company to maintain a minimum interest coverage ratio. At September 30, 1996, the Company was in compliance with all covenants under the Senior Subordinated Notes indenture.

NOTE 15.
REDEEMABLE PREFERRED STOCK:

     Anacomp issued 500,000 shares of 8.25% Cumulative Convertible Redeemable Exchangeable Preferred Stock (the "Preferred Shares") in a 1987 private placement. Each Preferred Share had a preference value of $50 and was convertible into Anacomp common stock at a conversion price of $7.50. The Preferred Shares were recorded at fair value on the date of issuance less issue costs. The excess of the preference value over the carrying value was accreted by periodic charges to retained earnings over the original life of the issue. At September 30, 1995, 500,000 shares were issued and outstanding. In connection with the Reorganization discussed in Note 2 , the Preferred Shares were canceled.

NOTE 16.
CAPITAL STOCK:

Reorganized Company

Preferred Stock

     The Board of Directors of the Company has the ability, at its discretion, to create one or more series of Preferred Stock and shall determine the preferences, limitations, and relative voting and other rights of one or more series of Preferred Stock.

Stock Option Plans

     On July 22, 1996, the Company's Board of Directors approved the 1996 Restructure Recognition Incentive Plan. Under this plan, effective August 22, 1996, the Company awarded to employees 947,500 stock options to acquire new common stock and 99,050 shares of restricted new common stock.

     With regard to the stock options, the options were granted an exercise price of $4.63 per share of new common stock which will result in approximately $3.2 million of compensation expense over the vesting period of the options based on the market value of the stock at August 22, 1996. 75% of the options vest ratably during the period from June 30, 1997 to June 30, 1999. 25% of the options vest on September 30, 1999, provided certain performance goals have been met; otherwise the options vest on June 30, 2003. During 1996, approximately $975,000 was recognized as compensation expense related to the options. The options expire 10 years after the date of the grant. As of September 30, 1996, none of the options were exercisable.

     With regard to the restricted shares of new common stock, the shares vest immediately and thus the Company recognized approximately $0.8 million of compensation expense immediately upon granting the award based on the market value of the Company's stock on August 22, 1996. The shares are restricted from sale or transfer by the recipient employees until September 30, 1997. Effective December 6, 1996, 34,650 shares of restricted stock were returned by employees to the Company.

     In addition, on August 22, 1996, the Company's Board of Directors approved the 1996 Long-Term Incentive Plan, which provides for the future issuance of various forms of stock related awards including options, stock appreciation rights and restricted shares. The Company has reserved 1,400,000 shares of new common stock for future issuance under this plan. Future awards, including the nature of the awards and related exercise prices, are to be determined at the discretion of the Compensation Committee of the Board of Directors in accordance with the plan provisions. As of September 30, 1996, no awards were issued related to this plan. Subsequent to September 30, 1996, 438,179 stock option awards were made to certain Executive Officers and Non-Employee Directors. At current market value on the date of grant.

Warrants

     In connection with the Reorganization discussed in Note 2, Anacomp issued 362,694 new warrants to certain creditors and previous common and preferred stockholders. Each new warrant was convertible into one share of new common stock at an exercise price of $12.23 per share. In connection with the rights offering discussed in Note 25, each new warrant is now convertible into 1.0566 shares of new common stock at an exercise price of $11.57 per share. The new warrants expire on June 3, 2001.

Other Items

     At September 30, 1996, approximately 1.3 million shares of Anacomp new common stock were reserved for exercise of stock options, exercise of warrants and other corporate purposes.

Predecessor Company

Stock Option Plans

     Anacomp's stock option plans provided that the exercise price of the options be determined by the Board of Directors (the "Board"), and in no case be less than 100% of fair market value at the time of grant for qualified options, or less than the par value of the stock for non-qualified options. An option could be exercised subject to such restrictions as the Board may impose at the time the option was granted. In any event, each option terminated not later than 10 years after the date on which it was granted.

     No shares were available for grant at May 31, 1996. Shares available for grant under the plans were 1,401,328 and 725,827 at September 30, 1995 and 1994, respectively. Options outstanding, were as follows:


                                                                                                Option      Price
                                                                            Shares              Per Share
--------------------------------------------------------------------------- ------------------- --------------------------
Outstanding at September 30, 1993.....................................          4,414,528         $ 1.000    -  $9.000
Granted...............................................................            205,381           2.750    -   4.000
Canceled..............................................................            (81,908)          1.000    -   7.875
Expired...............................................................            (23,096)          2.000    -   7.875
Excercised............................................................           (306,646)          1.000    -   3.375
                                                                            ------------------- --------------------------
Outstanding at September 30, 1994.....................................          4,208,259           1.000    -   9.000
Granted...............................................................          1,355,736            .563    -   2.500
Canceled..............................................................         (2,010,753)           .563    -   4.750
Expired...............................................................            (20,484)          2.000    -   4.500
Excercised............................................................            (24,863)           .563    -   2.000
                                                                            ------------------- --------------------------
Outstanding at September 30, 1995.....................................          3,507,895            .563    -   9.000
Granted...............................................................            677,181            .313    -    .313
Canceled..............................................................         (4,182,076)           .313    -   9.000
Expired...............................................................             (3,000)          2.000    -   3.500
                                                                            ------------------- --------------------------
Outstanding at May 31, 1996...........................................               ----         $  ----    -  $ ----
                                                                            =================== ==========================

     All options existing at May 31, 1996 were canceled in connection with the Company's Reorganization discussed in Note 2.

Warrants

     In October 1990, Anacomp issued 6,825,940 warrants ("Old Warrants") to holders of the 15% Senior Subordinated Notes. Each Old Warrant entitled the holder to purchase one common share at a price of $1.873 and was exercisable through November 11, 2000, the date of expiration. In connection with the Reorganization discussed in Note 2, the Old Warrants were canceled.

NOTE 17.
INCOME TAXES:

     The components of income (loss) before income taxes and extraordinary credit were:

                                                  Reorganized Company              Predecessor Company
                                                 ---------------------- -------------------------------------------
                                                   Four Months Ended      Eight Months     Twelve Months Ended
                                                                             Ended            September 30,

(Dollars in  thousands)                           September 30, 1996      May 31, 1996       1995          1994
------------------------------------------------ ---------------------- ----------------- ------------- ------------
United States..................................      $(21,602)               $112,100     $(209,151)       $7,143
Foreign........................................         3,993                   4,128         5,825         8,212
                                                     $(17,609)               $116,228     $(203,326)      $15,355

     The components of income tax expense after utilization of net operating loss carryforwards and the adjustment of tax reserves are summarized below:


                                               Reorganized Company              Predecessor Company
                                              ----------------------- -------------------------------------------------
                                                   Four Months         Eight Months          Twelve Months Ended
                                                       Ended               Ended                September 30,
                                                                                       --------------------------------
(Dollars in thousands)                          September 30, 1996     May 31, 1996         1995            1994
--------------------------------------------- ----------------------- ---------------- --------------- ----------------
Current:
    Federal.................................       $    600            $    ---        $    ----       $    ----
    Foreign.................................          2,400               3,700            4,800           3,300
    State...................................            100                 ---             ----             300
                                                      3,100               3,700            4,800           3,600
Tax reserve adjustment......................           ----                 ---            1,200          (1,200)
Non-cash charge in lieu of taxes ...........          1,300                ----           29,000           6,000
                                                    $ 4,400              $3,700          $35,000          $8,400

     In addition, for the eight months ended May 31, 1996, there was an additional expense of $29 million related to the tax liability associated with the gain on discharge of indebtedness. This liability was offset by the utilization of net operating loss carryforwards ("NOLs"). See Note 3 for further discussion.


     The following is a reconciliation  of income taxes calculated at the United
States federal statutory rate to the provision for income taxes:

                                                                   Reorganized               Predecessor Company
                                                                      Company
                                                                  ----------------- ----------------------------------------
                                                                        Four        Eight           Twelve Months Ended
                                                                       Months         Months           September 30,
                                                                                                ----------------------------
                                                                  Ended September   Ended May
                                                                        30,            31,
(Dollars in thousands)                                                1996           1996         1995           1994

Provision for income taxes at U.S. statutory rate................. (6,200)         $ 40,700    $(71,200)     $   5,374
Non taxable reorganization income...............................     ----           (43,700)        ---          -----
Increase in deferred tax asset valuation allowance...............    ----              ----      51,400           ----
Nondeductible amortization and write-off of intangible assets.      8,300             2,500      40,500          3,175
State and foreign income taxes..................................... 1,200             2,300       2,800            821
U.S. tax on distributed and undistributed foreign earnings...        ----              ----      12,300           ----
Tax reserve adjustment.............................................  ----              ----       1,200         (1,200)

Tax  effect  of  pre-reorganization  loss not  available  due to
ownership change...................................................  ----             2,100        ----           ----

Alternative minimum tax............................................ 1,000              ----        ----           ----

Other..............................................................   100              (200)     (2,000)           230

                                                                  $ 4,400          $  3,700    $ 35,000      $   8,400

     The Company adopted FAS 109 in the first quarter of fiscal 1994 and recorded a deferred tax asset of $95 million representing the federal and state tax savings from NOLs and tax credits. The Company also recorded a valuation allowance of $60 million reducing the deferred tax asset to a net $35 million. Recognition of the deferred tax asset reduced goodwill by $27 million and provided a cumulative effect increase to income of $8 million. During 1994, the net deferred tax asset was reduced to $29 million, reflecting usage of the asset to reduce income taxes payable by $6 million. During 1995, tax effects of future differences and carryforwards increased from $86 million to $108.4 million, an increase of $22.4 million resulting from the tax effect of the 1995 taxable loss ($5.6 million) and the tax effect of an increase in cumulative temporary differences ($16.8 million) between income reported for financial reporting purposes and for tax purposes. The valuation allowance was increased from $57 million to $108.4 million to reduce the net deferred tax asset to zero as a result of the uncertainty associated with the utilization of these assets in future periods due to the Company's deteriorating financial condition prior to the bankruptcy.


     During 1996, tax effects of future differences and carryforwards decreased from $108.4 million to $85.4 million, a decrease of $23 million resulting primarily from the tax effect of a reduction in the Reorganized Company's NOLs due to cancellation of indebtedness in connection with the bankruptcy reorganization ($24.5 million) and the tax effect of the 1996 taxable income ($8.5 million) offset by an increase in tax credits, principally foreign tax credits ($9 million).

     The components of deferred tax assets and liabilities at September 30, 1996 and September 30, 1995 are as follows:

                                                                                    Reorganized Company   Predecessor Company
                                                                                       September 30,         September 30,
Net Deferred Tax Asset (Dollars in thousands)                                              1996                   1995
---------------------------------------------------------------------------------- ---------------------- ---------------------
Tax effects of future tax deductible differences related to:
    Inventory reserves.......................................................           $     7,000            $     5,700
    Depreciation.............................................................                 1,600                  1,700
    Building reserves........................................................                   500                  1,800
    EPA reserve..............................................................                 2,500                  2,500
    Sale/leaseback of assets.................................................                   700                  2,800
    Restructuring activities.................................................                 1,200                  8,000
    Asset sale...............................................................                 2,600                  3,200
    Capitalized software.....................................................                  ----                  1,600
    Bad debt reserve.........................................................                 1,800                  2,100
    Other net deductible differences.........................................                 7,800                  5,500
Tax effects of future differences related to:
    Undistributed foreign earnings...........................................                  ----                 (8,800)
    Leases...................................................................                (2,100)                (3,300)
    Capitalized software.....................................................                (2,700)                  ----
Net tax effects of future differences                                                        20,900                 22,800
Tax effects of carryforward benefits:
    Federal net operating loss carryforwards.................................                47,900                 78,600
    Federal general business tax credits.....................................                 3,600                  3,000
    Foreign tax credits......................................................                13,000                  4,000
Tax effects of carryforwards                                                                 64,500                 85,600
Tax effects of future taxable differences and carryforwards..................                85,400                108,400
Less deferred tax asset valuation allowance..................................               (85,400)              (108,400)
Net deferred tax asset.......................................................         $        ----          $        ----




     At September 30, 1996, the Reorganized Company has NOLs of approximately $133 million available to offset future taxable income. This amount will increase to $191 million as certain termporary differences reverse in future periods. Usage of these NOLS by the Reorganized Company is limited to approximately $4 million annually. However, the Reorganized Company may authorize the use of other tax planning techniques to utilize a portion of the remaining NOLs before they expire. In any event, the Reorganized Company expects that substantial amounts of the NOLs will expire unused.

     The Reorganized Company has tax credit carryforwards of approximately $16.6 million. These tax credits are principally foreign tax credit carryforwards resulting from inclusion of the accumulated earnings and profits of the Reorganized Company's foreign subsidiaries in U.S. taxable income in 1996. The Reorganized Company expects that these credits will expire unused.

     The tax benefits of pre-reorganization net deferred tax assets will be reported first as a reduction of "Reorganization value in excess of identifiable assets" and then as a credit to equity. These tax benefits will not reduce income tax expense.

NOTE 18.
COMMITMENTS AND CONTINGENCIES:

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

             (Dollars in thousands)                   Year ended September 30,
             -----------------------------------------------------------------

             1997.......................................         $ 18,307

             1998.......................................           14,350

             1999.......................................            5,561

             2000.......................................            2,087

             2001.......................................            1,097

             2002 and thereafter........................            7,387

                                                                   48,789

             Lessliabilities  recorded  as of  September  30,  1996  related  to unfavorable lease commitments and future lease costs for vacant facilities ($6,831 reflected in current liabilities) (11,439)

                                                                 $ 37,350

     The total of future minimum rentals to be received under noncancelable subleases related to the above leases is $1.2 million. No material losses in excess of the liabilities recorded are expected in the future.

     In November 1993, Anacomp and Pennant Systems, a division of IBM, announced a joint effort to develop software which will allow Anacomp's XFP 2000 to process and image IBM Advanced Function Presentation ("AFP") formatted data. This program resulted in the XFP 2000 being able to output AFP data streams, including those containing fonts, logos, signatures and other images, onto microfiche.

     As consideration for the development of the AFP, Anacomp paid Pennant Systems a development fee of $6.5 million. Anacomp was also required to pay Pennant Systems minimum annual royalty payments for the licensed system installations for six years and for ongoing system support which began in December 1995 and continued for 10 years. As of September 30, 1995, Anacomp established a reserve of $7.7 million for future payments to Pennant Systems for software royalty and systems support obligations which were not recoverable as more fully discussed in Note 1. In connection with the Company's financial restructuring during 1996, this contract was renegotiated with Pennant and, accordingly, no reserve requirements exist at September 30, 1996. The renegotiated contract requires Anacomp to make future license fee payments to Pennant Systems of $625,000 annually through fiscal year 1999.

     The Company sold $10.5 million and $5.9 million of lease receivables in the twelve months ended September 30, 1995 and 1994, respectively. Under the terms of the sale, the purchasers have recourse to the Company should the receivables prove to be uncollectable. The amount of recourse at September 30, 1996 is $5.3 million.

     Anacomp also is involved in various claims and lawsuits incidental to its business and management believes that the outcome of any of those matters will not have a material adverse effect on its consolidated financial position or results of operations.

NOTE 19.
SUPPLEMENTARY INCOME STATEMENT INFORMATION:

                                                              Reorganized
                                                                Company                   Predecessor Company
                                                            ----------------- ---------------------------------------------
                                                              Four Months     Eight Months Ended    Twelve Months Ended
                                                                 Ended                                 September 30,
                                                                                                  -------------------------
                                                             September 30,         May 31,
(Dollars in thousands)                                           1996               1996            1995         1994

    Maintenance and repairs...............................     $   3,505         $   7,243         $ 16,609     $ 12,759
    Depreciation and amortization:
       Property and equipment.............................         3,696             8,573           19,406       17,524
       Deferred software costs............................           297             1,883            3,449        3,673
       Intangible assets..................................        25,853             6,841           13,143       13,418
    Rent and lease expense................................         5,936            13,958           23,755       19,371

NOTE 20.
OTHER ACCRUED LIABILITIES:

Other accrued liabilities consist of the following:
                                                                             Reorganized     Predecessor
                                                                               Company         Company
(Dollars in thousands)                   September 30,                          1996             1995


Deferred profit on sale/leaseback transactions...........................  $       ----      $ 14,559
Unfavorable lease commitment related to sale/leaseback transactions......         4,550          ----
EPA reserve..............................................................         6,961         7,350
Software license reserve.................................................          ----         7,672
Other....................................................................        25,303        31,006
                                                                                $36,814      $ 60,587

     Xidex Corporation, a predecessor company of Anacomp, was designated by the United States Environmental Protection Agency ("EPA") as a potentially responsible party for investigatory and cleanup costs incurred by state and federal authorities involving locations included on a list of EPA's priority sites for investigation and remedial action under the federal Comprehensive Environmental Response, Compensation, and Liability Act. The EPA reserve noted above relates to its estimated liability for cleanup costs for the aforementioned locations and other sites. No material losses are expected in excess of the liabilities recorded above.


NOTE 21.
EARNINGS (LOSS) PER SHARE:

     The computation of earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from stock options and exercise of warrants. Fully diluted earnings (loss) per share also reflect additional dilution related to stock options due to the use of the market price at the end of the period, when higher than the average price for the period. For the four months ended September 30, 1996, only primary earnings per share is presented due to the loss reported for the period.

     The weighted  average  number of common shares  outstanding  and net income
(loss) per common share for periods prior to May 31, 1996 have not been presented because, due to the Reorganization and implementation of Fresh Start Reporting, they are not comparable to subsequent periods.

     The weighted average number of common and common equivalent shares used to compute earnings per share is:

Four Months Ended September 30,                                    1996


Common and common equivalent shares.......................       10,033,576

NOTE 22.
INTERNATIONAL OPERATIONS:

     Anacomp's international operations are conducted principally through subsidiaries, a substantial portion of whose operations are located in Western Europe. Information as to U.S. and international operations for the four months ended September 30, 1996, the eight months ended May 31, 1996 and the twelve months ended September 30, 1995 and 1994 is as follows:

Four Months Ended September 30, 1996 - Reorganized Company

(Dollars in thousands)                                    U.S.           International       Elimination        Consolidated
--------------------------------------------------- ------------------ ------------------ ------------------ -------------------
Customer sales.................................          $102,733           $ 48,809      $         ----          $151,542

Inter-geographic...............................             4,449               ----             (4,449)              ----
Total sales....................................          $107,182           $ 48,809      $      (4,449)          $151,542
Operating income...............................          $(12,401)          $  6,637      $        ----         $   (5,764)
Identifiable assets............................          $390,088           $ 45,333      $        ----           $435,421


Eight Months Ended May 31, 1996 - Predecessor Company

(Dollars in thousands)                                    U.S.           International       Elimination        Consolidated
--------------------------------------------------- ------------------ ------------------ ------------------ -------------------
Customer sales.................................          $227,742           $106,856      $         ----          $334,598

Inter-geographic...............................            12,592               ----            (12,592)              ----
Total sales....................................          $240,334           $106,856         $  (12,592)          $334,598
Operating income...............................          $ 34,990           $  6,615      $         ----         $  41,605


Twelve Months Ended September 30, 1995 - Predecessor Company

(Dollars in thousands)                                    U.S.           International       Elimination        Consolidated
--------------------------------------------------- ------------------ ------------------ ------------------ -------------------
Customer sales.................................        $  404,239          $ 186,950       $       ----         $  591,189

Inter-geographic...............................            24,973               ----            (24,973)              ----
Total sales....................................        $  429,212          $ 186,950          $ (24,973)        $  591,189
Operating income (loss)........................        $ (135,811)         $   7,622      $        ----         $ (128,189)
Identifiable assets............................        $  350,310          $  70,719      $        ----         $  421,029


Twelve Months Ended September 30, 1994 - Predecessor Company

(Dollars in thousands)                                    U.S.           International       Elimination        Consolidated
--------------------------------------------------- ------------------ ------------------ ------------------ -------------------
Customer sales.................................        $  421,339          $ 171,260       $       ----         $  592,599
Inter-geographic...............................            23,726               ----            (23,726)              ----
Total sales....................................        $  445,065          $ 171,260       $    (23,726)        $  592,599
Operating income...............................        $    60,794         $  18,783       $       ----         $   79,577
Identifiable assets............................        $  590,743          $  67,896       $       ----         $  658,639

NOTE 23.
QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                 Predecessor Company                    Reorganized Company
                                                    ---------------------------------------------- ------------------------------
                                                                                      Two Months     One Month
                                                                                        Ended          Ended
(Dollars in thousands, except per share amounts)        First           Second           May         June 30,     Fourth Quarter
                                                       Quarter          Quarter          31,           1996
                                                                                         1996
--------------------------------------------------- --------------- ---------------- ------------- -------------- ---------------
Fiscal 1996
Revenues.......................................          $130,265        $125,911        $ 78,422      $ 36,786       $114,756
Gross profit...................................            40,666          40,411          23,903        11,895         37,692
Income (loss) before extraordinary credit......             1,053         (10,731)        122,206        (4,372)       (17,637)
Extraordinary credit:
Gain on discharge of indebtedness..............              ----            ----          52,442          ----           ----
Net income (loss)..............................             1,053         (10,731)        174,648        (4,372)       (17,637)
Preferred stock dividends and discount
    accretion..................................     --------------  ---------------  ------------  -------------  --------------
                                                              540            ----            ----          ----           ----
Net income (loss) available to common
    stockholders...............................
                                                       $      513        $(10,731)       $174,648      $ (4,372)      $(17,637)
Earnings per common share (primarily and fully diluted):
Net loss available to common
    stockholders...............................
                                                                                                        $ (.44)         $ (1.75)

                                                            First          Second                          Third         Fourth
                                                          Quarter         Quarter                        Quarter        Quarter
                                                    --------------- ----------------               -------------- ---------------
Fiscal 1995 - Predecessor Company
Revenues.......................................          $151,812        $151,489                      $ 148,933      $ 138,955
Gross profit...................................            49,406          45,945                         45,931         32,482
Net income (loss)..............................               281          (7,664)                      (138,829)       (92,114)
Preferred stock dividends and discount
    accretion..................................               540             539                            540            539

Net loss to common stockholders................        $     (259)      $  (8,203)                     $(139,369)    $  (92,653)


NOTE 24.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES:

     The following is a summary of activity in the Company's valuation and qualifying accounts and reserves for the periods ended September 30, 1996 and May 31, 1996 and for the twelve months ended September 30, 1995 and 1994:

                                                     Balance at      Charged to                    Balance at
                                                    beginning of     costs and                    end of period
Description                                            period         expenses     Deductions
--------------------------------------------------- -------------- --------------- -------------- --------------

(Dollars in thousands)

Four Months Ended September 30, 1996 - Reorganized Company

    Allowance for doubtful accounts............     $    7,464     $      388      $   1,393[1]   $    6,459

Eight Months Ended May 31, 1996 - Predecessor Company


    Allowance for doubtful accounts............     $   7,367      $      253      $    156[1]    $   7,464

Twelve months ended September 30, 1995 - Predecessor Company


    Allowance for doubtful accounts............     $    3,550     $    4,670      $     853[1]   $    7,367

Twelve months ended September 30, 1994 - Predecessor Company



    Allowance for doubtful accounts............     $    4,245     $     (268)     $     427[1]   $    3,550

[1]      Uncollectable accounts written off, net of recoveries.


NOTE 25.
RIGHTS OFFERING:

     On October 30, 1996, the Company completed a rights offering to its existing shareholders resulting in the issuance of 3.6 million shares of new common stock. For each share of Anacomp new common stock held as of the close of business on September 18, 1996, the Company distributed 0.36 rights to purchase additional shares of new common stock at a subscription price of $6.875 per share. The Company will use the proceeds of the rights offering, approximately $25 million, for the acquisition of businesses, assets and technologies.

NOTE 26.
SUBSEQUENT EVENTS (Unaudited):

     On November 20, 1996, the Company  reached  agreement with Lehman  Brothers for the refinancing of the Company's 11-5/8% Senior Secured Notes. Lehman Brothers has agreed to underwrite a new $115 million debt facility to replace the existing Senior Secured Notes, which had a balance outstanding of $97.9 million at September 30, 1996. The new debt facility will consist of $90 million in term loans and a revolver of up to $25 million. The refinancing requires the consent of Anacomp's 13% Senior Subordinated Noteholders. The consent solicitation period ends January 17, 1997.

     Subsequent to September 30, 1996, the company acquired the customer bases and other specified assets of three businesses: Archive Storage, Inc. ("ASI"), Precision Data Services, Inc. ("PDS") and Integra Technologies Corporation ("ITC").

     ASI is a Massachusetts company that specializes in the long-term storage of critical business records. The ASI purchase price consisted of $180,000 cash at closing, the assumption of a $70,000 debt obligation, and a contingent cash payment of up to $500,000 based on future earnings of Anacomp's storage business.

     PDS is a service bureau in New York specializing in Computer Output to Microfilm ("COM"). The PDS purchase price was $1.7 million cash at closing.

     ITC is a Massachusetts company that provides maintenance services relating to ITC equipment sold for the cleaning, testing, certifying and degaussing of computer tape. The ITC purchase price consisted of $1.5 million cash at closing, the assumption of a $600,000 deferred revenue liability, and a contingent cash payment of up to $2.7 million based on future revenues of the ITC business.