Form 10-Q
period 1996-12-31
ANACOMP INC
filed 1997-02-14
CIK 6260

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______


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

     The number of shares outstanding of the Common Stock of the registrant on December 31, 1996, the close of the period covered by this report, was 13,700,764.

                         ANACOMP, INC. AND SUBSIDIARIES

                                      INDEX




PART I. FINANCIAL INFORMATION                                      PAGE NO.

Item 1. Financial Statements:

          Condensed Consolidated Balance Sheets
          December 31, 1996 and September 30, 1996                   2

          Condensed Consolidated Statements of Operations
          Three Months Ended December 31, 1996 and 1995              3

          Condensed Consolidated Statements of Cash Flows
          Three Months Ended December 31, 1996 and 1995              4

          Condensed Consolidated Statements of
             Stockholders' Equity
          Three Months Ended December 31, 1996 and 1995              6

          Notes to Condensed Consolidated Financial Statements       7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations               11


PART II.OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                          15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
Anacomp, Inc. and Subsidiaries

                                                                         December 31,      September 30,
(Dollars in thousands, except per share amounts)                             1996               1996
---------------------------------------------------------------------- ----------------- -------------------
ASSETS                                                                   (unaudited)
Current assets:
    Cash and cash equivalents....................................             $  71,574           $  38,198
    Restricted cash..............................................                 9,597               9,597
    Accounts and notes receivable, less allowances for doubtful
       accounts of $6,850 and $6,768, respectively...............                60,578              58,806
    Current portion of long-term receivables.....................                 4,928               4,690
    Inventories..................................................                29,968              31,856
    Prepaid expenses and other...................................                 5,781               4,383
                                                                       ----------------- -------------------
Total current assets.............................................               182,426             147,530

Property and equipment, at cost less accumulated
   depreciation and amortization.................................                28,147              27,102
Long-term receivables, net of current portion....................                 9,479              10,632
Excess of purchase price over net assets of businesses
  acquired and other intangibles, net............................                 4,386               2,285
Reorganization value in excess of identifiable assets............               218,473             240,344
Other assets.....................................................                 7,615               7,528
                                                                       ================= ===================
                                                                               $450,526            $435,421
                                                                       ================= ===================

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Current portion of long-term debt............................             $  43,897           $  31,848
    Accounts payable.............................................                49,242              48,090
    Accrued compensation, benefits and withholdings..............                13,238              13,728
    Accrued income taxes.........................................                 9,537              11,930
    Accrued interest.............................................                 6,893              10,586
    Other accrued liabilities....................................                33,859              36,814
                                                                       ----------------- -------------------
Total current liabilities........................................               156,666             152,996
                                                                       ----------------- -------------------

Noncurrent liabilities:
    Long-term debt, net of current portion.......................               217,170             217,044
    Other noncurrent liabilities.................................                 6,116               6,812
                                                                       ----------------- -------------------
Total noncurrent liabilities.....................................               223,286             223,856
                                                                       ----------------- -------------------

Stockholders' equity:
    Preferred stock, 1,000,000 shares authorized, none issued....                    --                  --
    Common stock, $.01 par value; 20,000,000 shares authorized;
      13,700,764 and 10,099,050 issued respectively..............                   137                 101
    Capital in excess of par value...............................               104,856              80,318
    Cumulative translation adjustment from May 31, 1996..........                   503                 159
    Accumulated deficit from May 31, 1996........................              (34,922)            (22,009)
                                                                       ----------------- -------------------
Total stockholders' equity.......................................                70,574              58,569
                                                                       ================= ===================
                                                                               $450,526            $435,421
                                                                       ================= ===================
                                       See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Anacomp, Inc. and Subsidiaries


                                                                         Reorganized        Predecessor
                                                                           Company            Company
                                                                       ----------------- -------------------
                                                                         Three Months       Three Months
                                                                            Ended              Ended
                                                                         December 31,       December 31,
(Amounts in thousands, except per share amounts)                             1996               1995
---------------------------------------------------------------------- ----------------- -------------------
Revenues:
    Services provided............................................             $  45,425           $  50,928
    Equipment and supply sales...................................                71,028              79,337
                                                                       ----------------- -------------------
                                                                                116,453             130,265
                                                                       ----------------- -------------------

Operating costs and expenses:
    Costs of services provided...................................                24,107              27,838
    Costs of equipment and supplies sold.........................                50,932              61,761
    Selling, general and administrative expenses.................                21,448              24,447
    Amortization of reorganization asset.........................                19,247                  --
                                                                       ----------------- -------------------
                                                                                115,734             114,046
                                                                       ----------------- -------------------
Income from operations before interest, other income, financial
 restructuring costs, and income taxes...........................                   719              16,219
                                                                       ----------------- -------------------

Interest income..................................................                   984                 501
Interest expense and fee amortization............................               (9,802)            (18,286)
Financial restructuring costs (See Note 3).......................                    --             (2,801)
Other income (loss) (See Note 4).................................                  (15)               6,620
                                                                       ----------------- -------------------
                                                                                (8,833)            (13,966)
                                                                       ----------------- -------------------

Income (loss) before income taxes ...............................               (8,114)               2,253
Provision for income taxes.......................................                 4,800               1,200
                                                                       ----------------- -------------------
Net income (loss) ...............................................              (12,914)               1,053

Preferred stock dividends and discount accretion.................                    --                 540
                                                                       ----------------- -------------------
Net income (loss) available to common stockholders...............            $ (12,914)          $      513
                                                                       ================= ===================

Weighted average common shares outstanding.......................                12,818
                                                                       =================

Earnings (loss) per common and common equivalent share:

    Net loss available to common stockholders....................          $     (1.01)
                                                                       =================




                                       See notes to condensed consolidated financial statements





CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
Anacomp, Inc. and Subsidiaries

                                                                           Reorganized       Predecessor
                                                                             Company           Company
                                                                         ---------------- ------------------
                                                                          Three Months      Three Months
                                                                              Ended             Ended
                                                                          December 31,      December 31,
(Dollars in thousands)                                                        1996              1995
------------------------------------------------------------------------ ---------------- ------------------

Cash flows from operating activities:
    Net income (loss)................................................          $(12,914)             $1,053
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
      Depreciation and amortization..................................             22,967              8,017
      Non-cash compensation..........................................                259                 --
      Non-cash charge in lieu of taxes...............................              2,625                 --
      Gain on sale of ICS Division...................................                 --            (6,202)
      Other..........................................................                184              (455)
      Change in assets and liabilities, net of acquisitions:
         Decrease (increase) in accounts and long-term receivables...              (534)             10,868
         Decrease in inventories and prepaid expenses................              2,318              5,057
         Increase in other assets....................................              (225)              (299)
         Increase (decrease) in accounts payable and accrued
            expenses.................................................              2,205            (8,727)
         Decrease in other noncurrent liabilities....................              (605)               (70)
                                                                         ---------------- ------------------
           Net cash provided by operating activities.................             16,280              9,242
                                                                         ---------------- ------------------

Cash flows from investing activities:
    Proceeds from sale of ICS Division...............................                 --             13,554
    Purchases of property, plant and equipment.......................            (3,202)            (1,161)
    Payments to acquire companies and customer rights................            (3,379)                 --
                                                                         ---------------- ------------------
           Net cash provided by (used in) investing activities.......            (6,581)             12,393
                                                                         ---------------- ------------------

Cash flows from financing activities:
    Proceeds from exercise of common stock rights ...................             24,574                 --
    Principal payments on long-term debt.............................              (482)           (13,705)
                                                                         ---------------- ------------------
           Net cash provided by (used in) financing activities.......             24,092           (13,705)
                                                                         ---------------- ------------------

Effect of exchange rate changes on cash..............................              (415)              (136)
                                                                         ---------------- ------------------
Increase in cash and cash equivalents................................             33,376              7,794

Cash and cash equivalents at beginning of period.....................             38,198             19,415
                                                                         ---------------- ------------------

Cash and cash equivalents at end of period...........................            $71,574            $27,209
                                                                         ================ ==================



                                       See notes to condensed consolidated financial statements


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                                                   Reorganized             Predecessor
                                                                     Company                 Company
                                                              ----------------------- ----------------------
                                                                   Three Months           Three Months
                                                                      Ended                   Ended
                                                                   December 31,           December 31,
(Dollars in thousands)                                                 1996                   1995
------------------------------------------------------------- ----------------------- ----------------------
Cash paid during the period for:
    Interest.............................................            $   269                  $ 3,486
    Income taxes.........................................            $ 2,080                  $ 606



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:


                                                                   Reorganized             Predecessor
                                                                     Company                 Company
                                                              ----------------------- ----------------------
                                                                   Three Months           Three Months
                                                                      Ended                   Ended
                                                                   December 31,           December 31,
(Dollars in thousands)                                                 1996                   1995
------------------------------------------------------------- ----------------------- ----------------------
Assets acquired by assuming liabilities .................            $    670                 $ --
Interest on subordinated notes satisfied with
 additional notes........................................            $ 11,960                 $ --





                                       See notes to condensed consolidated financial statements





CONDENSED CONSOLIDATED STATEMENTS OF  STOCKHOLDERS' EQUITY (Unaudited)
Anacomp, Inc. and Subsidiaries


THREE MONTHS ENDED DECEMBER 31, 1996 - REORGANIZED COMPANY

                                                                Capital in    Cumulative
                                                    Common       excess of   Translation     Accumulated
(Dollars in thousands)                               Stock       par value    Adjustment       Deficit         Total
------------------------------------------------ -------------- ------------ ------------- ---------------- -------------

BALANCE AT SEPTEMBER 30, 1996                             $101      $80,318          $159        $(22,009)       $58,569
Common stock issued for exercise of rights                  36       24,538            --               --        24,574
Translation adjustments for period.........                 --           --           344               --           344
Other......................................                 --           --            --                1             1
Net loss for the period....................                 --           --            --         (12,914)      (12,914)
                                                 -------------- ------------ ------------- ---------------- -------------
BALANCE AT DECEMBER 31, 1996                              $137     $104,856          $503        $(34,922)       $70,574
                                                 ============== ============ ============= ================ =============


THREE MONTHS ENDED DECEMBER 31, 1995 - PREDECESSOR COMPANY

                                                                Capital in    Cumulative
                                                    Common       excess of   Translation     Accumulated
(Dollars in thousands)                               Stock       par value    Adjustment       Deficit         Total
------------------------------------------------ -------------- ------------ ------------- ---------------- -------------

BALANCE AT SEPTEMBER 30, 1995                             $462     $182,725        $1,329       $(372,759)    $(188,243)
Preferred stock conversion.................                  1          700            --               --           701
Preferred stock dividends..................                 --           --            --            (516)         (516)
Accretion of redeemable preferred stock
  discount.................................                 --           --            --             (24)          (24)
Translation adjustments for period.........                 --           --         (796)               --         (796)
Net income for the period..................                 --           --            --            1,053         1,053
                                                 ============== ============ ============= ================ =============
BALANCE AT DECEMBER 31, 1995                              $463     $183,425          $533       $(372,246)    $(187,825)
                                                 ============== ============ ============= ================ =============


                                       See notes to condensed consolidated financial statements


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Anacomp, Inc. and Subsidiaries


NOTE 1.  GENERAL:

     The Condensed Consolidated Financial Statements included herein have been prepared by Anacomp, Inc. ("Anacomp" or the "Company") and its wholly-owned subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Report on Form 10-K for the fiscal year ended September 30, 1996.

     In the opinion of management, the accompanying interim Condensed Consolidated Financial Statements contain all material adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in financial position and stockholders' equity of Anacomp and its subsidiaries for the interim periods presented. Certain amounts in the prior interim consolidated financial statements have been reclassified to conform to the current period presentation.

     Due to the Company's Reorganization and implementation of Fresh Start Reporting, The Condensed Consolidated Financial Statements for the new
Reorganized Company (period starting May 31, 1996) are not comparable to those of the Predecessor Company. For financial reporting purposes, the effective date of the Reorganized Company's emergence from bankruptcy is considered to be the close of business on May 31, 1996.

     A black line has been drawn on the accompanying Condensed Consolidated Financial Statements to distinguish between the Reorganized Company and the Predecessor Company.


NOTE 2.  COMPONENTS OF CERTAIN BALANCE SHEET ACCOUNTS:

     Inventories

     Inventories are stated at the lower of cost or market, cost being determined by methods approximating the first-in, first-out basis. In accordance with Fresh Start Reporting, inventories were reflected at fair market value as of May 31, 1996.

     The cost of the inventories is distributed as follows:

                                                                          December 31,      September 30,
           (Dollars in thousands)                                             1996               1996
           ----------------------------------------------------------- ------------------- -----------------

           Finished goods.......................................                  $18,228           $22,557
           Work in process......................................                    3,335             2,748
           Raw materials and supplies...........................                    8,405             6,551
                                                                       =================== =================
                                                                                  $29,968           $31,856
                                                                       =================== =================



     Property and Equipment

     Property and equipment are carried at cost. Depreciation and amortization of property and equipment are generally provided under the straight-line method for financial reporting purposes over the shorter of the estimated useful lives or the lease terms. Tooling costs are amortized over the total estimated units of production, not to exceed three years. In accordance with Fresh Start Reporting, property and equipment were reflected at fair market values as of May 31, 1996.


     Restricted Cash

     Restricted cash represents cash reserved as collateral for letters of credit issued by the Company or cash held in escrow primarily to secure certain contingent obligations of the Company. The contingent obligations are primarily related to environmental liabilities and certain insurance policies.


NOTE 3.  FINANCIAL RESTRUCTURING COSTS:

     On April 6, 1995, Anacomp announced that it had withdrawn its proposed offering of $225 Senior Secured Notes and a related offer to purchase up to $50 million of the Company's outstanding 15% Senior Subordinated Notes. The offering would have deferred an aggregate of $153 million in scheduled principal payments in fiscal years 1995 through 1998, thereby providing Anacomp with increased liquidity and additional cash for product development. Costs directly related to these activities of $2.8 million for the three months ended December 31, 1995 are included as "Financial restructuring costs" in the accompanying Condensed Consolidated Statements of Operations.


NOTE 4.  SALE OF ICS DIVISION:

     Effective November 1, 1995, Anacomp sold its Image Conversion Services Division ("ICS") for approximately $13.5 million, which resulted in a net gain to the Company of $6.2 million. The proceeds from this sale were used to reduce the principal balance on certain senior debt. The ICS Division performed source document microfilm services at several facilities around the country generating approximately $20.0 million of revenues per year.


NOTE 5.  INCOME TAXES:

     Income tax expense is reported for the Predecessor Company based on the actual effective tax rate for the three month period ended December 31, 1995. For this period, the U.S. Federal tax rate is zero because the U.S. tax provision of $1.3 million was offset by a corresponding reduction to the valuation allowance.

     Amortization of "Reorganization value in excess of identifiable assets" is not deductible for income tax purposes. Accordingly, the Reorganized Company incurs income tax expense even though it reports a pre-tax loss due to such amortization.

     For the three months ended December 31, 1996, income tax expense is reported for the Reorganized Company based upon an estimated effective tax rate for fiscal 1997 of 43%. Also for the three months ended December 31, 1996, the limited tax benefit of the U.S. Federal net operating loss carryforwards ("NOLs") of the Reorganized Company resulted in a credit of $2.6 million to "Reorganization value in excess of identified assets" and does not reduce income tax expense.


     At December 31, 1996, the Reorganized Company had NOLs of approximately $122 million available to offset future taxable income. Usage of these NOLs by the Reorganized Company is limited to approximately $4 million annually. However, the Reorganized Company may authorize the use of other tax planning techniques to utilize a portion of the remaining NOLs before they expire. In any event, the Reorganized Company expects that substantial amounts of the NOLs will expire unused. NOLs available to offset taxable income for fiscal year 1997 is estimated to be $17 million.

NOTE 6.  EARNINGS (LOSS) PER SHARE:

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

     The weighted  average  number of common shares  outstanding  and net income
(loss) per common share for periods prior to May 31, 1996 have not been presented because, due to the restructuring and implementation of Fresh Start Reporting, they are not comparable to subsequent periods.


NOTE 7.  ACQUISITIONS:

     During the three months ended December 31, 1996, the Company acquired the customer bases and other specified assets of three businesses: Archive Storage, Inc. ("ASI"), Precision Data Services, Inc. ("PDS") and Integra Technologies Corporation ("ITC").

          ASI is a Massachusetts company that specializes in the long-term storage of critical business records. The ASI purchase price consisted of $180,000 cash paid at closing, the assumption of a $70,000 debt obligation, and a contingent cash payment of up to $500,000 based upon future earnings of Anacomp's storage business.

          PDS is a service bureau in New York specializing in Computer Output to Microfilm ("COM"). The PDS purchase price consisted of $1.7 million cash paid at closing.

          ITC is a Massachusetts company that provides maintenance services relating to ITC equipment sold for the cleaning, testing, certifying and degaussing of computer tape. The ITC purchase price consisted of $1.5 million cash paid at closing, the assumption of a $600,000 deferred revenue liability, and a contingent cash payment of up to $2.7 million based upon future revenues of the ITC business.

NOTE 8.    RIGHTS OFFERING:

     On October 30, 1996, the Company completed a rights offering to its existing shareholders that resulted in the issuance of 3.6 million shares of common stock. For each share of Anacomp common stock held as of the close of business on September 18, 1996, the Company distributed 0.36 rights to purchase an additional share of common stock at a subscription price of $6.875 per share. The Company will use the proceeds of the rights offering, approximately $25 million, for the acquisition of businesses, assets and technologies.

NOTE 9.    SUBSEQUENT EVENTS:

     Subsequent to December 31, 1996, the Company acquired all of the common stock of two businesses: COM S.r.l. and Data/Ware Development, Inc.

          COM S.r.l. is a service bureau in Milan, Italy specializing in Computer Output to Microfilm ("COM"). The COM S.r.l. purchase price consisted of $460,000 cash paid at closing, and represents the Company's first European service bureau.

          Data/Ware Development, Inc. is a California based company that manufactures and markets CD output systems, optical storage controllers, and mainframe connectivity solutions. The Data/Ware purchase price consisted of $11.2 million cash paid at closing, and contingent cash and/or stock payments of up to $3.2 million based upon future operating results of the Data/Ware business over the next two years.


     On January 22, 1997, the Company reached a multi-year product and marketing agreement with FileNet Corp to provide Windows(R) NT-based software applications for integrated information delivery. FileNet Corp's newest suite of document management and workflow software, a set of integrated, open, componentized and complementary solutions, will serve as the platform for vertical applications developed and marketed by the Company under the name Concerto(TM). In connection with this agreement the Company is required to prepay software license fees of $1.0 million to FileNet Corp. during the second quarter of fiscal 1997.

     On January 27, 1997, the Company reached an agreement with Lehman Brothers for the refinancing of the Company's 11-5/8% Senior Secured Notes. Lehman Brothers has agreed to underwrite a new $80 million debt facility, consisting of $55 million in term loans and a revolver of up to $25 million. The Company intends to pre-pay the next principal installment of approximately $14.3 million on its existing Senior Secured Notes, which had a balance outstanding of $97.9 million at December 31, 1996. On February 28, 1997, the Company will use available cash and borrowings under the new senior debt facility to redeem the balance of the Senior Secured Notes, reducing the Company's senior debt to $55 million in new term loans and leaving the $25 million revolver undrawn. Accordingly, $42.9 million of senior secured notes outstanding at December 31, 1996 are reflected as current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheet. This agreement replaces the former agreement with Lehman Brothers reached on November 20, 1996 to underwrite a similar debt facility, as noted in the Company's Report on Form 10-K for the fiscal year ended September 30, 1996.

     On February 3, 1997, the Company's shareholders approved the Anacomp, Inc. 1997 Qualified Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan allows qualified employees to purchase shares of the Company's common stock at the lower of 85% of the fair market value at the date of purchase or 85% of the fair market value on the first day of the offering period. A maximum of 500,000 shares of common stock is available for purchase under the Stock Purchase Plan.

     On February 3, 1997, the Company's shareholders approved the Anacomp, Inc. 1996 Long-Term Incentive Plan (the "Incentive Plan"). The Company has reserved 1,450,000 shares of its common stock for issuance in connection with options and awards under this plan.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

Results of Operations

     General

     Anacomp reported a net loss of $12.9 million for the three months ended December 31, 1996, compared to net income of $1.1 million for the three months ended December 31, 1995. Included in the net loss for the three months ended December 31, 1996 is non-cash amortization of the Company's reorganization value asset of $19.2 million and receipt of a one-time $3.6 million prepayment relating to a long-standing OEM purchase agreement with Kodak.

     Pursuant to the 1990 OEM agreement noted above, Kodak was obligated to purchase an additional 151 XFP 2000 systems by October 1997 or pay a cash penalty to the Company. In an amendment to this agreement, the Company accepted the $3.6 million prepayment and a commitment to purchase an additional 41 XFP 2000 systems by October 1997.

     Included in net income for the three months ended December 31, 1995 is a $6.2 million gain on the sale of the Image Conversion Services Division ("ICS") and $2.8 million of financial restructuring costs. Earnings before interest, other income, reorganization items, financial restructuring costs, taxes, depreciation and amortization ("EBITDA") was $23.3 million for the three months ended December 31, 1996 compared to $23.1 million for the three months ended December 31, 1995. Excluding the Kodak prepayment, EBITDA was $19.7 million for the current period.

     Total revenues for the first quarter of $116.5 million represents a $13.8 million decrease from the first quarter of the prior year. Approximately $5.5 million of the decrease is due to the discontinuance and downsizing of product lines, including ICS ($1.5 million), reader and reader printer products ($2.4 million), source document film ($.7 million) and micrographics accessories ($.9 million). The remaining $8.3 million decrease in revenues is due to the general downward trend in both the micrographics and magnetics product lines.

     Cost of services provided as a percentage of services revenue was 53% for the three months ended December 31, 1996, compared to 55% for the same period of the prior year. Cost of equipment and supplies sold as a percentage of equipment and supplies sales, excluding the one-time $3.6 million payment noted above, was 76% for the three months ended December 31, 1996, compared to 78% for the same period of the prior year.

     Selling, general and administrative expenses were 19% of revenue in 1996 and 1995, excluding the one-time $3.6 million payment noted above.

     Interest expense and fee amortization of $9.8 million for the three months ended December 31, 1996, decreased significantly over the prior year, due to the Company's improved debt structure as a result of the Reorganization in fiscal 1996.

Products and Services

     Output services revenues decreased $2.4 million for the three months ended December 31, 1996 compared to the same three months of fiscal 1996, excluding the effect of the ICS sale. COM services volumes decreased 1% and average selling prices decreased 10%. Data center acquisitions and several large customer gains have contributed to both the stabilization of volumes and the decrease in average selling prices. The acquired data centers contributed volumes, but at significantly lower average selling prices. The large customer gains received favorable pricing due to their volumes. Gross margins as a percentage of revenue decreased by 1% due to the aforementioned impact of lower average selling prices.

     Technology services (primarily maintenance) revenues decreased $2.0 million for the three months ended December 31, 1996, primarily due to the effect of replacing older generation COM systems with the XFP, which has a capacity significantly greater than the older COM systems. Gross margins as a percentage of revenue improved five percentage points as a result of decreased personnel and supply costs. Personnel costs decreased as planned reductions in the work force were made to bring headcount in line with the declining base of COM recorders under maintenance.

     COM systems revenues for the three months ended December 31, 1996 decreased $2.0 million compared to the same period of the prior year. The decrease in revenue is attributable to a decrease in the number of systems sold and the mix and pricing of new and used systems. The Company sold or leased 20 XFP 2000 COM systems to third party users in the current period, with a mix of 13 new units and 7 used units. For the same period in the prior year, the Company sold or leased 28 systems, with a mix of 27 new units and 1 used unit. Gross margin as a percentage of revenue improved primarily due to the result of manufacturing efficiencies realized during fiscal 1996.

     Digital systems revenues for the three months ended December 31, 1996 were $1.6 million. The sale of two XSTAR digital systems accounted for $1.5 million of the revenue total. There were no digital systems sold for the same period of the prior year.

     Micrographics supplies revenues for the three months ended December 31, 1996 decreased $6.6 million compared to the same period of the prior year. As previously mentioned, part of this decrease is due to the discontinuance or downsizing of reader and reader printer products ($2.4 million), source document film ($.7 million) and micrographics accessories ($.9 million). The other major components of the decrease were duplicate film sales and Original COM film sales, which is consistent with long-term trends. Gross margins as a percentage of revenue were comparable between periods.

     Magnetic media revenues for the three months ended December 31, 1996 decreased $4.2 million compared to the same period of the prior year. The decline is due mainly to the decreased unit sales in open reel tape, 3480 tape cartridges and 3490E tape cartridges. Magnetics gross margins as a percentage of revenue increased in the current period principally due to increases in sales price on selected products and increased sales on higher margin products.


Liquidity and Capital Resources

     Anacomp's working capital at December 31, 1996, excluding the current portion of long-term debt, was $69.7 million, compared to $26.4 million at September 30, 1996. Net cash provided by operating activities increased to $16.3 million for the first three months of fiscal 1997, compared to $9.2 million in the comparable prior period. Net cash used in investing activities was $6.6 million in the current period, compared to net cash provided by investing activities of $12.4 million in the comparable prior period. This change was primarily the result of the Company using $3.4 million of cash for acquisitions in the current period while the Company generated $13.5 million in cash from the sale of the ICS Division in the prior period. Also, the Company increased its capital expenditures for property, plant and equipment to $3.2 million during the current period.

     Net cash provided by financing activities increased to $24.1 million for the three months ended December 31, 1996, compared to cash used in financing activities of $13.7 million in the comparable prior period. This increase was primarily due to the Company's successful rights offering of approximately 3.6 million shares of common stock which provided approximately $24.6 million in cash in the current period, and debt repayments of $13.7 million included in the prior period.

     The Company's cash balance (including restricted cash) as of December 31, 1996 was $81.2 million, compared to $47.8 million at September 30, 1996, primarily due to cash generated from the rights offering noted above.

     The Company has significant debt service obligations. The ability of the Company to meet its debt service and other obligations will depend upon its future performance and is subject to financial, economic and other factors, some of which are beyond its control. However, the Company believes that cash on hand and cash generated from operations will be sufficient to fund its debt service requirements, acquisition strategies and working capital requirements in the foreseeable future.

     Subsequent to December 31, 1996, the Company reached an agreement with Lehman Brothers for the refinancing of the Company's 11-5/8% Senior Secured Notes. Under the planned refinancing, the Company intends to pre-pay the next principal installment of approximately $14.3 million on its existing Senior Secured Notes, which had a balance outstanding of $97.9 million at December 31, 1996. On February 28, 1997, the Company will use available cash and borrowings under the new senior debt facility to redeem the balance of the Senior Secured Notes, reducing the Company's senior debt to $55 million in new term loans and leaving a new $25 million revolver undrawn.

                         ANACOMP, INC. AND SUBSIDIARIES


                           PART II: OTHER INFORMATION



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits

               (27)Financial data schedule (required for electronic filing only)

      (b)      Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended December 31, 1996

SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANACOMP, INC.





/s/ Donald L. Viles
Donald L. Viles
Executive Vice President and
  Chief Financial Officer


Dated this 13th day of February, 1997