Form 10-Q
period 1997-03-31
ANACOMP INC
filed 1997-05-12
CIK 6260

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                    YES X NO

The number of shares outstanding of the Common Stock of the registrant on March 31, 1997, the close of the period covered by this report, was 13,700,764.

                         ANACOMP, INC. AND SUBSIDIARIES

                                      INDEX




PART I.   FINANCIAL INFORMATION                                         PAGE NO.

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets
          March 31, 1997 and September 30, 1996.....................          3

          Condensed Consolidated Statements of Operations
          Three and Six Months Ended March 31, 1997 and 1996........          4

          Condensed Consolidated Statements of Cash Flows
          Six Months Ended  March  31, 1997 and 1996................          6

          Condensed Consolidated Statements of Stockholders' Equity
          Six Months Ended March 31, 1997 and 1996..................          8

          Notes to Condensed Consolidated Financial Statements......          9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.............         15


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..........................         20

SIGNATURES..........................................................         21

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
Anacomp, Inc. And Subsidiaries

                                                                  March 31,   September 30,
(Dollars in thousands, except per share amounts)                   1997           1996
-------------------------------------------------------------------------------------------
ASSETS ........................................................   (unaudited)
Current assets:
    Cash and cash equivalents .................................   $  25,484    $  38,198
    Restricted cash ...........................................      11,150        9,597
    Accounts and notes receivable, less allowances for doubtful
      accounts of $6,587 and $6,768, respectively .............      60,356       58,806
    Current portion of long-term receivables ..................       3,736        4,690
    Inventories ...............................................      28,104       31,856
    Prepaid expenses and other ................................       6,584        4,383
                                                                  ---------    ---------
Total current assets ..........................................     135,414      147,530

Property and equipment, at cost less accumulated
  depreciation and amortization ...............................      28,174       27,102
Long-term receivables, net of current portion .................       8,605       10,632
Excess of purchase price over net assets of businesses
  acquired and other intangibles, net .........................      15,042        2,285
Reorganization value in excess of identifiable assets .........     202,395      240,344
Other assets ..................................................      15,736        7,528
                                                                  =========    =========
                                                                  $ 405,366    $ 435,421
                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Current portion of long-term debt .........................   $   3,687    $  31,848
    Accounts payable ..........................................      37,636       48,090
    Accrued compensation, benefits and withholdings ...........      15,141       13,728
    Accrued income taxes ......................................       9,334       11,930
    Accrued interest ..........................................       3,920       10,586
    Other accrued liabilities .................................      37,050       36,814
                                                                  ---------    ---------
Total current liabilities .....................................     106,768      152,996
                                                                  ---------    ---------

Noncurrent liabilities:
    Long-term debt, net of current portion ....................     251,523      217,044
    Other noncurrent liabilities ..............................       5,123        6,812
                                                                  ---------    ---------
Total noncurrent liabilities ..................................     256,646      223,856
                                                                  ---------    ---------

Stockholders' equity:
    Preferred stock, 1,000,000 shares authorized, none issued .        --           --
    Common stock, $.01 par value; 20,000,000 shares authorized;
        13,700,764 and 10,099,050 issued respectively .........         137          101
    Capital in excess of par value ............................     104,553       80,318
    Cumulative translation adjustment from May 31, 1996 .......        (714)         159
    Accumulated deficit from May 31, 1996 .....................     (62,024)     (22,009)
                                                                  ---------    ---------
Total stockholders' equity ....................................      41,952       58,569
                                                                  =========    =========
                                                                  $ 405,366    $ 435,421
                                                                  =========    =========

            See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Anacomp, Inc. And Subsidiaries
                                                                                         Reorganized  Predecessor
                                                                                            Company    Company
                                                                                          ---------    ---------
                                                                                         Three Months Three Months
                                                                                            Ended         Ended
                                                                                          March 31,     March 31,
(Dollars in thousands, except per share amounts) ......................................     1997         1996
---------------------------------------------------------------------------------------   ---------    ---------
Revenues:
   Services provided ..................................................................   $  47,320    $  48,262
   Equipment and supply sales .........................................................      67,200       77,649
                                                                                          ---------    ---------
                                                                                            114,520      125,911
                                                                                          ---------    ---------
Operating costs and expenses:
    Costs of services provided ........................................................      24,838       26,687
    Costs of equipment and supplies sold ..............................................      50,881       58,813
    Selling, general and administrative expenses ......................................      21,973       23,148
    Amortization of reorganization asset ..............................................      18,717         --
                                                                                          ---------    ---------
                                                                                            116,409      108,648
                                                                                          ---------    ---------
Income (loss) from operations before interest, other income,
  reorganization items, income taxes and extraordinary loss ...........................      (1,889)      17,263
                                                                                          ---------    ---------

Interest income .......................................................................       1,139          431
Interest expense and fee amortization .................................................      (9,736)      (5,499)
Reorganization items ..................................................................        --        (20,450)
Other income (loss) ...................................................................        (780)          24
                                                                                          ---------    ---------
                                                                                             (9,377)     (25,494)
                                                                                          ---------    ---------

Income (loss) before income taxes and extraordinary loss ..............................     (11,266)      (8,231)
Provision for income taxes ............................................................       3,300        2,500
                                                                                          ---------    ---------
Net income (loss) before extraordinary loss ...........................................     (14,566)     (10,731)
Extraordinary loss on extinguishment of debt, net of income
  tax benefit of $4,325 ...............................................................      12,536         --
                                                                                          ---------    =========
Net income (loss) available to common stockholders ....................................   $ (27,102)   $ (10,731)
                                                                                          ---------    =========

Weighted average common shares outstanding ............................................      13,701
                                                                                          ---------

Earnings (loss) per common and common equivalent share:
Net income (loss) available to common stockholders before
  extraordinary loss ..................................................................  $   (1.06)
Extraordinary loss on extinguishment of debt (net of tax benefit) .....................        .92
                                                                                          ---------
Net income (loss) available to common stockholders ....................................  $   (1.98)
                                                                                          ---------

            See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Anacomp, Inc. And Subsidiaries

                                                                          Reorganized       Predecessor
                                                                             Company           Company
                                                                        ----------------- ----------------
                                                                           Six Months       Six Months
                                                                              Ended            Ended
                                                                            March 31,        March 31,
(Dollars in thousands, except per share amounts)                               1997             1996
----------------------------------------------------------------------- ----------------- ----------------
Revenues:
   Services provided.............................................           $  92,745        $  99,190
   Equipment and supply sales....................................             138,228          156,986
                                                                        ----------------- ----------------
                                                                              230,973          256,176
                                                                        ----------------- ----------------
Operating costs and expenses:
    Costs of services provided...................................              48,945           54,525
    Costs of equipment and supplies sold.........................             101,813          120,574
    Selling, general and administrative expenses.................              43,421           47,595
    Amortization of reorganization asset.........................              37,964               --
                                                                        ----------------- ----------------
                                                                              232,143          222,694
                                                                        ----------------- ----------------
Income (loss) from operations before interest, other income,
  reorganization items, income taxes and extraordinary loss......              (1,170)          33,482
                                                                        ----------------- ----------------

Interest income..................................................               2,123              932
Interest expense and fee amortization............................             (19,538)         (23,785)
Reorganization items.............................................                  --          (23,251)
Other income (loss)..............................................                (795)           6,644
                                                                        ----------------- ----------------
                                                                              (18,210)         (39,460)
                                                                        ----------------- ----------------

Income (loss) before income taxes and extraordinary loss.........             (19,380)          (5,978)
Provision for income taxes.......................................               8,100            3,700
                                                                        ----------------- ----------------
Net income (loss) before extraordinary loss......................             (27,480)          (9,678)
Extraordinary loss on extinguishment of debt, net of income
  tax benefit of $4,325..........................................              12,536               --
                                                                        ----------------- ----------------
Net income (loss)................................................             (40,016)          (9,678)
Preferred stock dividends and discount accretion.................                  --              540
                                                                        ----------------- ================
Net income (loss) available to common stockholders...............           $ (40,016)       $ (10,218)
                                                                        ----------------- ================

Weighted average common shares outstanding.......................              13,134
                                                                        -----------------

Earnings (loss) per common and common equivalent share:
Net income (loss) available to common stockholders before
    extraordinary loss...........................................                 $(2.09)
Extraordinary loss on extinguishment of debt (net of tax benefit)                    .96
                                                                        -----------------
Net income (loss) available to common stockholders...............                $ (3.05)
                                                                        =================



            See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Anacomp, Inc. And Subsidiaries

                                                                            Reorganized        Predecessor
                                                                              Company            Company
                                                                        ------------------ -----------------
                                                                           Six Months           Six Months
                                                                              Ended               Ended
                                                                            March 31,          March 31,
(Dollars in thousands, except per share amounts)                               1997               1996
----------------------------------------------------------------------- ------------------ -----------------
Cash flows from operating activities:
  Net  loss......................................................           $ (40,016)        $  (9,678)
  Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization..............................              45,442            14,564
      Extraordinary loss on extinguishment of debt...............              12,536                --
      Non-cash compensation......................................                 510                --
      Non-cash charge in lieu of taxes...........................               4,310                --
      Non-cash reorganization items..............................                  --            23,251
      Gain on sale of ICS Division...............................                  --            (6,202)
      Other non-cash items.......................................                (116)               53

  Restricted cash requirements...................................              (1,553)               --

  Changes in assets and liabilities, net of acquisitions:
      Decrease in accounts and long-term receivables.............               2,481            16,652
      Decrease in inventories and prepaid expenses...............               5,135             9,501
      Decrease (increase) in other assets........................                (347)            1,914
      Decrease in accounts payable and accrued expenses..........             (10,983)          (17,301)
      Increase (decrease) in other noncurrent liabilities........              (1,655)              113
                                                                        ------------------ -----------------
         Net cash provided by operating activities...............              15,744            32,867
                                                                        ------------------ -----------------

Cash flows from investing activities:
  Proceeds from sale of ICS Division.............................                  --            13,554
  Purchases of property, plant and equipment.....................              (4,718)           (2,537)
  Payments to acquire companies and customer rights..............             (16,464)               --
                                                                        ------------------ -----------------
         Net cash provided by (used in) investing activities                  (21,182)           11,017
                                                                        ------------------ -----------------

Cash flows from financing activities:
  Proceeds from exercise of common stock rights..................              24,271                --
  Proceeds from revolving line of credit and long-term borrowings             251,414             1,329
  Principal payments on long-term debt...........................            (270,416)          (14,991)
  Payments related to the issuance and extinguishment of debt....             (12,259)               --
                                                                        ------------------ -----------------
         Net cash used in financing activities...................              (6,990)          (13,662)
                                                                        ------------------ -----------------

Effect of exchange rates on cash.................................                (286)             (378)
                                                                        ------------------ -----------------
Increase (decrease) in cash and cash equivalents.................             (12,714)           29,844

Cash and cash equivalents at beginning of period.................              38,198            19,415
                                                                        ------------------ =================
Cash and cash equivalents at the end of the period...............            $ 25,484          $ 49,259
                                                                        ------------------ =================


            See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION:

                                                                            Reorganized     Predecessor
                                                                              Company           Company
                                                                        ------------------ -----------------
                                                                           Six Months        Six Months
                                                                              Ended             Ended
                                                                            March 31,         March 31,
(Dollars in thousands)                                                         1997              1996
----------------------------------------------------------------------- ------------------ -----------------
Cash paid during the period for:
  Interest.......................................................            $  7,745          $  8,175
  Income taxes...................................................            $  3,995          $  1,297

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:

                                                                          Reorganized       Predecessor
                                                                              Company           Company
                                                                        ------------------ -----------------
                                                                           Six Months        Six Months
                                                                                Ended             Ended
                                                                            March 31,         March 31,
(Dollars in thousands)                                                           1997              1996
----------------------------------------------------------------------- ------------------ -----------------
Assets acquired by assuming liabilities..........................            $  1,553        $       --
Interest on subordinated notes satisfied with additional notes...             $11,960        $       --

           See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF  STOCKHOLDERS' EQUITY (Unaudited)
Anacomp, Inc. and Subsidiaries


SIX MONTHS ENDED MARCH  31, 1997 - REORGANIZED COMPANY

                                                                Capital in    Cumulative
                                                    Common       excess of   Translation     Accumulated
(Dollars in thousands)                               Stock       par value    Adjustment       Deficit         Total
------------------------------------------------ -------------- ------------ ------------- ---------------- -------------

BALANCE AT SEPTEMBER 30, 1996                             $101      $80,318          $159          $(22,009)     $58,569
Common stock issued for exercise of rights                  36       24,235             --              --        24,271
Translation adjustments for period.........                 --           --           (873)             --           (873)
Other......................................                 --           --            --                1             1
Net loss for the period....................                 --           --            --           (40,016)      (40,016)
                                                 -------------- ------------ ------------- ---------------- -------------
BALANCE AT MARCH 31, 1997                                 $137     $104,553          $(714)        $(62,024)     $41,952
                                                 ============== ============ ============= ================ =============

SIX  MONTHS ENDED MARCH  31, 1996 - PREDECESSOR COMPANY

                                                                Capital in    Cumulative
                                                    Common       excess of   Translation     Accumulated
(Dollars in thousands)                               Stock       par value    Adjustment       Deficit         Total
------------------------------------------------ -------------- ------------ ------------- ---------------- -------------

BALANCE AT SEPTEMBER 30, 1995                             $462     $182,725       $1,329        $(372,759)    $(188,243)
Preferred stock conversion.................                  7        4,798           --               --         4,805
Preferred stock dividends..................                 --           --           --             (516)         (516)
Accretion of redeemable preferred stock
  discount.................................                 --           --           --              (24)          (24)
Translation adjustments for period.........                 --           --       (1,381)              --        (1,381)
NBS stock issuance.........................                 11           (11)         --               --            --
Net loss for the period....................                 --           --           --           (9,678)       (9,678)
                                                 ============== ============ ============= ================ =============
BALANCE AT MARCH  31, 1996                                $480     $187,512         $(52)       $(382,977)    $(195,037)
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


NOTE 2.  COMPONENTS OF CERTAIN BALANCE SHEET ACCOUNTS:

         Inventories

         Inventories are stated at the lower of cost or market, cost being determined by methods approximating the first-in, first-out basis.

         The cost of the inventories is distributed as follows:

                                                                           March 31,        September 30,
           (Dollars in thousands)                                             1997               1996
           ----------------------------------------------------------- ------------------- -----------------

           Finished goods.......................................             $17,493             $22,557
           Work in process......................................               3,226               2,748
           Raw materials and supplies...........................               7,385               6,551
                                                                       =================== =================
                                                                             $28,104             $31,856
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


NOTE 3.  REORGANIZATION ITEMS:

         In accordance with SOP 90-7, expenses of the Predecessor Company resulting from the Chapter 11 Reorganization are reported separately as reorganization items in the accompanying Consolidated Statement of Operations, and are summarized below:

                                                                             Three Months     Six Months
                                                                                Ended            Ended
                                                                              March 31,        March 31,
           (Dollars in thousands)                                                1996            1996
           ---------------------------------------------------------------- --------------- ----------------
           Write-off of deferred debt issue costs and discounts                  $(17,551)        $(17,551)
           Legal and professional fees associated with bankruptcy                  (3,135)          (5,936)
           Interest earned on accumulated cash                                        236              236
                                                                            =============== ================
                                                                                  $20,450          $23,251
                                                                            =============== ================


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


NOTE 5.  INCOME TAXES:

         Income tax expense is reported for the Predecessor Company based on the actual effective tax rate for the six month period ended March 31, 1996. For this period, the U.S. Federal tax provision is zero because the Predecessor Company incurred a domestic loss for the period.

         Amortization of "Reorganization value in excess of identifiable assets" is not deductible for income tax purposes. Accordingly, the Reorganized Company incurs income tax expense even though it reports a pre-tax loss due to such amortization.

         For the six month period ended March 31, 1997, income tax expense is reported for the Reorganized Company based upon an estimated effective tax rate for fiscal 1997 of 43%. Also during the period, the company recorded an extraordinary loss on the extinguishment of debt as discussed in Note 9. The income tax benefit of $4.3 million associated with this charge is the amount available at March 31, 1997. This amount is limited by other items affecting taxable income for the period and may require adjustment in future periods as additional income tax benefits become available.

         At March 31, 1997, the Reorganized Company had NOLs of approximately $116 million available to offset future taxable income. Usage of these NOLs by the Reorganized Company is limited to $4 million annually. However, the Reorganized Company may authorize the use of other tax planning techniques to utilize a portion of the remaining NOLs before they expire. In any event, the Reorganized Company expects that substantial amounts of the NOLs will expire unused. NOLs available to offset income for fiscal year 1997 is estimated to be $17 million.


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


NOTE 7.  ACQUISITIONS:

         During the six month period ended March 31, 1997, the Company acquired either the customer bases and other assets or the stock of seven businesses:

               A San Diego based company that manufactures and markets CD output systems, optical storage controllers and mainframe connectivity solutions. The purchase price consisted of $10.4 million cash paid at closing (net of cash acquired) and contingent cash and/or stock payments of up to $3.2 million based upon future operating results over the next two years.

               Four companies operating seven service bureaus (three in Northern
              California, one in Nevada, one in New York, one in Italy and one in Belgium) specializing in Computer Output to Microfilm ("COM"). The combined purchase prices consisted of $4.0 million cash paid at closing, notes payable of $880,000 and contingent cash payments of up to $3.4 million based upon future operating results over the next two years.

               A  Boston  based  company  that  provides   maintenance  services
              relating to its manufactured equipment used for the cleaning, testing, certifying and degaussing of computer tape. The purchase price consisted of $1.5 million cash paid at closing, the assumption of a $600,000 deferred revenue liability and contingent cash payments of up to $2.7 million based upon future revenues over the next five years.

               A Boston based company that specializes in the long-term  storage of critical business records. The purchase price consisted of $180,000 cash paid at closing, the assumption of a $70,000 debt obligation and contingent cash payments of up to $500,000 based upon future operating results over the next three years.

NOTE 8.    RIGHTS OFFERING:

         On October 30, 1996, the Company completed a rights offering to its existing shareholders that resulted in the issuance of 3.6 million shares of common stock. For each share of Anacomp common stock held as of the close of business on September 18, 1996, the Company distributed
         0.36 rights to purchase an additional share of common stock at a subscription price of $6.875 per share. The Company is using the proceeds of the rights offering, approximately $24 million, for the acquisition of businesses, assets and technologies.


NOTE 9.  DEBT:

         Senior Secured Credit Facility

         On February 28, 1997, the Company and certain foreign subsidiaries entered into a Credit and Guarantee Agreement (the "Credit Facility") with a syndicate of banks and other financial institutions (collectively, the "Senior Secured Lenders"), Lehman Commerical Paper Inc., as arranger and syndication agent, and The First National Bank of Chicago (in its individual capacity, "First Chicago"), as administrative agent. The Credit Facility provides for a $55 million term loan facility ("the Term Facility") and a $25 million revolving credit facility (the "Revolving Facility"). The proceeds of the Term Facility and available cash were used to repay the existing 11 5/8% Senior Secured Notes due 1999 (the "Old Senior Secured Notes"). The balance of the Old Senior Secured Notes at February 28, 1997, was $83.6 million, reflecting the prepayment of the March 31, 1997 installment of $14.3 million made on February 20, 1997.

         As of March 31, 1997, $55 million was outstanding under the Term Facility, and no amounts were outstanding under the Revolving Facility. The entire Revolving Facility is available for loans denominated in U.S. dollars and certain foreign currencies ("Multicurrency Loans"), and up to $10 million of the Revolving Facility is available for letters of credit. The Term Facility is repayable in thirteen quarterly installments commencing March 31, 1998, with the final installment due on March 31, 2001. The Revolving Facility terminates on February 28, 2001.

         The Company may elect to have loans under the Term Facility or the Revolving Facility bear interest at (a) the Alternate Base Rate plus 2% or (b) the Eurodollar Rate, or in the case of Multicurrency Loans, the Eurocurrency Rate, plus 3%. Interest is payable quarterly and at the end of the Interest Period (as defined in the Credit Facility). The "Alternate Base Rate" for any day means the higher of (i) the corporate base rate of interest announced by First Chicago and (ii) the federal funds rate published by the Federal Reserve Bank of New York on the next business day plus 1/2%. The "Eurodollar Rate" for any Interest Period means (A) the applicable London interbank offered rate for deposits in U.S. dollars two business days prior to the first day of the Interest Period divided by (B) one minus the "Eurocurrency Liabilities" under Regulation D of the Board of Governors of the Federal Reserve System. The "Eurocurrency Rate" for any Interest Period means the rate at which First Chicago offers to place deposits in the applicable foreign currency with first-class banks in the London interbank market two business days prior to the first day of the Interest Period.

         The Term Facility and the Revolving Facility are secured by all of the Company's tangible and intangible assets (including intellectual property, real property and all of the capital stock of each of the Company's direct or indirect domestic subsidiaries and 65% of the capital stock of each of the Company's material direct foreign subsidiaries). All of the Company's obligations under the Credit Facility are unconditionally guaranteed by the Company's direct or indirect domestic subsidiaries. In addition to customary covenants, the Credit Facility requires that the Company: (a) maintain certain ratios of Consolidated EBITDA (as defined in the Credit Facility), (b) not incur any indebtedness other than the 10 7/8% Senior Subordinated Notes due 2004 (the "Notes"), indebtedness under the Credit Facility and certain other indebtedness, (c) not permit any lien to exist on any of its property, assets or revenues, except the liens in favor of the Senior Secured Lenders, existing liens and certain other liens and (d) not to incur any guarantee obligations, except the guarantee obligations related to the Credit Facility and certain other guarantee obligations.

         The Company must use 25% of Consolidated Excess Cash Flow (as defined in the Credit Facility) in fiscal 1997 and 50% of Consolidated Excess Cash Flow thereafter to repay the Term Facility and reduce Revolving Facility commitments. Additionally, 100% of the Net Proceeds (as defined in the Credit Facility) of any Asset Sale (as defined in the Credit Facility) and 75% of proceeds from the sale of Capital Stock (as defined in the Credit Facility) not used for acquisitions or the repurchase of subordinated debt, must be applied to repay the Term Facility and reduce the Revolving Facility commitments. The Term Facility repayment schedule is as follows:

                                                                Year ended
                                                               September 30,
                                                                (Dollars in
                                                                 thousands)
                                                             -----------------
              1998..........................................       $ 8,000
              1999..........................................         14,000
              2000..........................................         21,000
              2001..........................................         12,000
                                                              -----------------
                                                                   $ 55,000
                                                               =================


         10 7/8% Senior Subordinated Notes

         On March 24, 1997, the Company issued $200 million of the Notes. The Notes were sold at 98.2071% of the face amount to yield proceeds of $196.4 million. The proceeds of the Notes were used to repay the existing 13% Senior Subordinated Notes due 2002, including a 3% call premium and accrued interest, to reduce the SKC trade payable by $10 million and associated accrued interest, and to pay certain fees and expenses. As a result of the call premium ($5.2 million) and existing discount on the 13% notes ($11.6 million), the Company recorded an extraordinary loss on the extinguishment of debt of $12.5 million, net of tax benefits.

         The Notes are not redeemable at the option of the Company prior to April 1, 2000. On or after such date until April 1, 2003, the Notes will be redeemable at the option of the Company in whole or in part at prices ranging from 108.156% to 102.710% plus accrued and unpaid interest. On or after April 1, 2003, the Notes may be redeemable at 100% plus accrued and unpaid interest. Prior to April 1, 2000, the Company may, at its option, use the net cash proceeds of one or more Public Equity Offerings (as defined in the Indenture), to redeem up to 35% of the aggregate principal amount at a redemption price equal to 110.875% plus unpaid interest to the date of redemption, provided that at least $130 million of the aggregate principal amount of Notes originally issued remains outstanding after any such redemption.

         Also, upon a Change of Control (as defined in the Indenture), the Company is required to make an offer to purchase the Notes then outstanding at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.
         The Notes have no sinking fund requirements and are due in full on April 1, 2004.

         The Notes are general unsecured obligations of the Company and will be expressly subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture) of the Company. The Notes will rank pari passu with any future Senior Subordinated Indebtedness (as defined in the Indenture) and senior to all Subordinated Indebtedness (as defined in the Indenture) of the Company.

         The indenture relating to the Notes contains covenants related to limitations of indebtedness of the Company and restricted subsidiaries, limitations on restricted payments, limitations on restrictions on distributions from restricted subsidiaries, limitations on sale of assets and restricted subsidiary stock, limitations on liens, a prohibition on layering, limitations on transactions with affiliates, limitations on issuance and sale of capital stock of restricted subsidiaries and limitations of sale/leaseback transactions.


NOTE 10.  STOCK PLANS

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 compared to the
  Three Months Ended March 31, 1996

Results of Operations

General

Anacomp reported a net loss of $27.1 million for the three months ended March 31, 1997, compared to a net loss of $10.7 million for the three months ended March 31, 1996. Included in the net loss for the three months ended March 31, 1997 is non-cash amortization of the Company's reorganization value asset of $18.7 million and an extraordinary loss on the extinguishment of debt of $12.5 million, net of income tax benefits of $4.3 million. The extraordinary loss was comprised of a 3% call premium of $5.2 million and unamortized discount on the Company's existing 13% subordinated notes of $11.6 million.

Included in the net loss for the three months ended March 31, 1996 is $20.5 million in reorganization items including a write-off of deferred debt issue costs and discounts of $17.6 million and legal and professional fees associated with bankruptcy of $3.1 million. Earnings before interest, other income, reorganization items, taxes, depreciation and amortization and extraordinary loss ("EBITDA") was $20.1 million for the three months ended March 31, 1997, compared to $23.6 million for the three months ended March 31, 1996.

Total revenues for the second quarter of $114.5 million represents an $11.4 million decrease from the second quarter of the prior year. Approximately $9.7 million of the decrease is due to expected downtrends in certain micrographics supplies and magnetics product lines with the remainder primarily due to decreased COM system revenues.

Cost of services provided as a percentage of services revenue was 52% for the three months ended March 31, 1997, compared to 55% for the same period of the prior year. The improvement is due primarily to cost reduction efforts in maintenance services initiated by new management. Cost of equipment and supplies sold as a percentage of equipment and supplies sales was 76% for both the three months ended March 31, 1997 and the three months ended March 31, 1996

Selling, general and administrative expenses were 19% of revenue for the three months ended March 31, 1997, compared to 18% of revenue for the three months ended March 31, 1996.

Interest expense and fee amortization was $9.7 million for the three months ended March 31, 1997, compared to $5.5 million for the same period of the prior year. The increase in interest expense relates to the discontinuance of accrued interest on the Predecessor Company's subordinated debt during bankruptcy proceedings in the three months ended March 31, 1996.


Products and Services

Output services revenues decreased $.8 million for the three months ended March 31, 1997, compared to the same three months of fiscal year 1996. COM service volumes increased by 2% while average selling prices decreased by 10%. Data center acquisitions and several large customer gains have contributed to both the increase in volumes and the decrease in average selling prices. The acquired data centers contributed volumes, but at significantly lower average selling prices. The large customer gains received favorable pricing due to their volumes. Gross margins as a percentage of revenue decreased by 3% due to the aforementioned impact of lower average selling prices.


Technology services (primarily maintenance) revenues decreased $.9 million for the three months ended March 31, 1997, primarily due to the effect of replacing older generation COM systems with the XFP, which has a significantly greater capacity than the older COM systems. Gross margins as a percentage of revenue improved 8.5 percentage points as a result of decreased personnel and supply costs. Personnel costs decreased as planned reductions in the work force were made to bring headcount in line with the declining base of COM recorders under maintenance.

COM systems revenues for the three months ended March 31,1997, decreased by $2.2 million compared to the same period of the prior year. The decrease in revenue is attributable to a decrease in the number of systems sold and the mix and pricing of new and used systems. Gross margins as a percentage of revenue were comparable between periods.

Digital systems revenues for the three months ended March 31, 1997, were $2.5 million. The Data/Ware acquisition accounted for $2.4 million of the revenue total. There were no digital systems sold for the same period of the prior year.

Micrographics supplies revenues for the three months ended March 31, 1997, decreased $4.9 million compared to the same period of the prior year. The major product categories experiencing the expected decrease in revenue include readers and reader/printers ($1.5 million), original COM film ($1.1 million), duplicate film ($1.0 million) and micrographics accessories ($.8 million). Gross margins as a percentage of revenue increased two percentage points as a result of changes in product mix.

Magnetic media revenues for the three months ended March 31, 1997, decreased $4.8 million compared to the same period of the prior year. The major product categories experiencing the expected decrease in revenue include 3480 tape cartridges ($2.0 million) and open reel tape ($2.6 million). Gross margins as a percentage of revenue increased slightly due to product mix.

Six Months Ended March 31, 1997 compared to the
  Six Months Ended March 31, 1996

Results of Operations

General

Anacomp reported a net loss of $40.0 million for the six months ended March 31, 1997, compared to a net loss of $10.2 million for the six months ended March 31, 1996. Included in the net loss for the six months ended March 31, 1997 is non-cash amortization of the Company's reorganization value asset of $38.0 million and an extraordinary loss on the extinguishment of debt of $12.5 million, net of income tax benefits of $4.3 million. This extraordinary loss was comprised of a 3% call premium of $5.2 million and unamortized discount on the Company's existing 13% subordinated notes of $11.6 million.

Pursuant to a 1990 OEM agreement Kodak was obligated to purchase an additional 151 XFP 2000 systems by October 1997 or pay a cash penalty to the Company. In satisfaction of this earlier OEM agreement, the Company accepted a $3.6 million cash payment from Kodak, which is included in the current period results, and a commitment to purchase an additional 28 XFP 2000 systems by the end of calendar 1997, and a one-time purchase of spare parts.

Included in net income for the six months ended March 31, 1996 is a $6.2 million gain on the sale of the Image Conversion Services Division ("ICS") and $23.3 million in reorganization items including a write-off of deferred debt issue costs and discounts of $17.6 million and legal and professional fees associated with bankruptcy of $5.9 million. EBITDA was $43.5 million for the six months ended March 31, 1997 compared to $46.7 million for the six months ended March 31, 1996. Excluding the Kodak payment, EBITDA was $39.9 million for the current period.

Total revenues for the six months ended March 31, 1997 of $231.0 million represents a $25.2 million decrease from the same period of the prior year. Approximately $7.7 million of the decrease is due to the discontinuance and downsizing of product lines, including ICS ($1.5 million), reader and reader printer products ($3.9 million), source document film ($.5 million) and micrographics accessories ($1.8 million). The remaining $17.5 million decrease in revenues is due primarily to the expected general downward trend in both the micrographics and magnetics product lines.

Cost of services provided as a percentage of services revenue was 53% for the six months ended March 31, 1997, compared to 55% for the same period of the prior year. The improvement is due primarily to cost reduction efforts in maintenance services initiated by new management. Cost of equipment and supplies sold as a percentage of equipment and supplies sales, excluding the one-time $3.6 million payment noted above, was 76% for the six months ended March 31, 1997, compared to 77% for the same period of the prior year.

Selling, general and administrative expenses were 19% of revenue for both the six months ended March 31, 1997 and the six months ended March 31, 1996, excluding the one-time $3.6 million payment noted above.

Interest expense and fee amortization of $19.5 million for the six months ended March 31, 1997, decreased $4.2 million over the prior year, primarily due to the Company's improved debt structure as a result of the Reorganization in fiscal 1996.







Products and Services

Output services revenues decreased $3.2 million for the six months ended March 31, 1997, compared to the same six months of fiscal year 1996, excluding the effect of the ICS sale. COM service volumes increased by less than one percent while average selling prices decreased by 9%. Data center acquisitions and several large customer gains have contributed to both the increase in volumes and the decrease in average selling prices. The acquired data centers contributed volumes, but at significantly lower average selling prices. The large customer gains received favorable pricing due to their volumes. Gross margins as a percentage of revenue decreased by three percentage points due to the aforementioned impact of lower average selling prices.

Technology services (primarily maintenance) revenues decreased $2.9 million for the six months ended March 31, 1997, primarily due to the effect of replacing older generation COM systems with the XFP, which has a significantly greater capacity than the older COM systems. Gross margins as a percentage of revenue improved 6.5 percentage points as a result of decreased personnel and supply costs. Personnel costs decreased as planned reductions in the work force were made to bring headcount in line with the declining base of COM recorders under maintenance.

COM systems revenues for the six months ended March 31,1997, decreased by $4.3 million compared to the same period of the prior year. The decrease in revenue is attributable to a decrease in the number of systems sold and the mix and pricing of new and used systems. Gross margins as a percentage of revenue improved primarily due to product mix and the result of manufacturing efficiencies realized during fiscal 1997.

Digital systems revenues for the six months ended March 31, 1997, were $4.2 million. The sale of two XSTAR digital systems contributed $1.5 million in the first quarter while the second quarter acquisition of Data/Ware contributed $2.4 million in revenues. There were no digital systems sold for the same period of the prior year.

Micrographics supplies revenues for the six months ended March 31, 1997, decreased $11.5 million compared to the same period of the prior year. The major product categories experiencing the expected decrease in revenue include readers and reader/printers ($3.9 million), original COM film ($1.5 million), duplicate film ($2.3 million) and micrographics accessories ($1.8 million). Gross margins as a percentage of revenue increased one percentage point as a result of changes in product mix.

Magnetic media revenues for the six months ended March 31, 1997, decreased $9.0 million compared to the same period of the prior year. The major product categories experiencing the expected decrease in revenue include 3480 tape cartridges ($3.6 million), open reel tape ($2.6 million) and TK 50/52 tape ($2.0 million). Gross margins as a percentage of revenue increased slightly due to increases in sales price on selected products and increased sales of higher margin products.

Liquidity and Capital Resources

During the period ended March 31, 1997 Anacomp completed the refinancing of substantially all of its significant debt obligations (see Note 9 to the Condensed Consolidated Financial Statements). The refinancings will result in significant interest savings to the Company. Anacomp's cash interest cost will now be at an annual rate of approximately $30 million as compared to approximately $40 million upon the Company's exit from bankruptcy on May 31, 1996. The Company's debt amortization has also been significantly reduced as a result of the refinancings. Anacomp has no principal payments due on the new debt during the remainder of fiscal 1997, $8 million due in fiscal 1997 and $14 million due in fiscal 1999. As of March 31, 1997, the current portion of long-term debt was $3.7 million as compared to $31.8 million at September 30, 1996.



Anacomp's working capital at March 31, 1997, excluding the current portion of long-term debt, was $32.3 million, compared to $26.4 million at September 30, 1996. Net cash provided by operating activities was $15.7 million for the first six months of fiscal 1997, compared to $32.9 million in the comparable prior period. The largest component of the decrease was a $10 million pay down of the company's trade credit facility with SKC. Net cash used in investing activities was $21.2 million in the current period, compared to net cash provided by investing activities of $11.0 million in the comparable prior period. This change was primarily the result of the Company using $16.5 million of cash for acquisitions in the current period while the Company generated $13.6 million in cash from the sale of the ICS Division in the prior period. Also, the Company increased its capital expenditures for property, plant and equipment by $2.2 million during the current period, as compared to the prior year.

Net cash used in financing activities decreased to $7.0 million for the six months ended March 31, 1997, compared to $13.7 million in the comparable prior period. The Company's successful rights offering of approximately 3.6 million shares of common stock provided approximately $24.3 million in cash in the current period and the Company's debt refinancing and principal reductions used approximately $31.3 million of cash.

The Company's cash balance (including restricted cash) as of March 31, 1997 was $36.6 million, compared to $47.8 million at September 30, 1996, primarily due to cash used in the Company's debt refinancing transactions. The Company also has full availability on its $25 million revolving credit facility, which was undrawn at March 31, 1997.

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

Accounting Pronouncements

In February, 1997, the Financial Accounting Standards Board issued two pronouncements related to the calculation and disclosure of Earnings Per Share information. These pronouncements are effective for periods ending after December 15, 1997 and consequently no adjustments are reflected in the Condensed Consolidated Financial Statements for the period ended March 31, 1997. Due to the Company's recent operating losses, adoption of these pronouncements is not expected to have a significant effect on the Company's financial statements.

                         ANACOMP, INC. AND SUBSIDIARIES


                           PART II: OTHER INFORMATION



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits

             (27)  Financial data schedule (required for electronic filing only)

      (b)      Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended March 31, 1997

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANACOMP, INC.



/s/ Donald L. Viles

Donald L. Viles
Executive Vice President and
  Chief Financial Officer


Dated this 12th day of May, 1997