Form 10-Q
period 1997-06-30
ANACOMP INC
filed 1997-08-01
CIK 6260

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X NO

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                    YES X NO

The number of shares outstanding of the Common Stock of the registrant on June 30, 1997, the close of the period covered by this report, was 13,702,464.

                         ANACOMP, INC. AND SUBSIDIARIES

                                      INDEX



PART I. FINANCIAL INFORMATION                                          PAGE NO.

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets
        June 30, 1997 and September 30, 1996...............................  3

        Condensed Consolidated Statements of Operations
        Three and Nine Months Ended June 30, 1997,
        One Month Ended June 30, 1996 and Two and Eight Months Ended May 31,
        1996...............................................................  4

        Condensed Consolidated Statements of Cash Flows
        Nine Months Ended June 30, 1997, One Month Ended June 30, 1996 and
        Eight Months Ended May 31, 1996....................................  6

        Condensed Consolidated Statements of Stockholders' Equity
        Nine Months Ended June 30, 1997, One Month Ended June 30, 1996 and
        Eight Months Ended May 31, 1996....................................  8

        Notes to Condensed Consolidated Financial Statements...............  9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations...................... 15


PART II. OTHER INFORMATION

Item 2.  Changes in Securities............................................. 21

Item 6.  Exhibits and Reports on Form 8-K.................................. 21

SIGNATURES................................................................. 22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
Anacomp, Inc. And Subsidiaries

                                                                              June 30,    September 30,
(Dollars in thousands, except per share amounts)                               1997             1996
 --------------------------------------------------------------------- ------------------ -----------------
ASSETS                                                                    (unaudited)
Current assets:
    Cash and cash equivalents....................................           $  40,340         $  38,198
    Restricted cash..............................................               9,666             9,597
    Accounts and notes receivable, less allowances for doubtful
      accounts of $6,364 and $6,768, respectively................              60,079            58,806
    Current portion of long-term receivables.....................               3,559             4,690
    Inventories..................................................              27,106            31,856
    Prepaid expenses and other...................................               6,887             4,383
                                                                        ------------------ -----------------
Total current assets.............................................             147,637           147,530

Property and equipment, at cost less accumulated
  depreciation and amortization..................................              28,382            27,102
Long-term receivables, net of current portion....................               7,019            10,632
Excess of purchase price over net assets of businesses
  acquired and other intangibles, net............................              15,581             2,285
Reorganization value in excess of identifiable assets............             182,154           240,344
Other assets.....................................................              15,634             7,528
                                                                        ================== =================
                                                                             $396,407          $435,421
                                                                        ================== =================

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Current portion of long-term debt............................           $   6,365         $  31,848
    Accounts payable.............................................              38,353            48,090
    Accrued compensation, benefits and withholdings..............              14,189            13,728
    Accrued income taxes.........................................               9,972            11,930
    Accrued interest.............................................              10,263            10,586
    Other accrued liabilities....................................              36,593            36,814
                                                                        ------------------ -----------------
Total current liabilities........................................             115,735           152,996
                                                                        ------------------ -----------------

Noncurrent liabilities:
    Long-term debt, net of current portion.......................             248,554           217,044
    Other noncurrent liabilities.................................               4,250             6,812
                                                                        ------------------ -----------------
Total noncurrent liabilities.....................................             252,804           223,856
                                                                        ------------------ -----------------

Stockholders' equity:
    Preferred stock, 1,000,000 shares authorized, none issued....                  --                --
    Common stock, $.01 par value; 20,000,000 shares authorized;
        13,702,464 and 10,099,050 issued respectively............                 137               101
    Capital in excess of par value...............................             104,559            80,318
    Cumulative translation adjustment from May 31, 1996..........                (823)              159
    Accumulated deficit from May 31, 1996........................             (76,005)          (22,009)
                                                                        ------------------ -----------------
Total stockholders' equity.......................................              27,868            58,569
                                                                        ================== =================
                                                                             $396,407          $435,421
                                                                        ================== =================

            See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Anacomp, Inc. And Subsidiaries

                                                                                                             Predecessor
                                                                                 Reorganized Company             Company
                                                                       ------------------------------------ ----------------
                                                                        Three Months         One Month        Two Months
                                                                             Ended             Ended              Ended
                                                                           June 30,          June 30,            May 31,
(Amounts in thousands, except per share amounts)                              1997              1996              1996
---------------------------------------------------------------------- ----------------- ------------------ ----------------
Revenues:
   Services provided.............................................          $  46,690         $  14,351         $  31,012
   Equipment and supply sales....................................             67,351            22,435            47,410
                                                                       ----------------- ------------------ ----------------
                                                                             114,041            36,786            78,422
                                                                       ----------------- ------------------ ----------------
Operating costs and expenses:
    Costs of services provided...................................             24,400             7,757            17,890
    Costs of equipment and supplies sold.........................             51,859            17,134            36,629
    Selling, general and administrative expenses.................             22,630             5,702            15,780
    Amortization of reorganization asset.........................             18,973             6,416                --
                                                                       -----------------
                                                                                         ------------------ ----------------
                                                                             117,862            37,009            70,299
                                                                       -----------------
                                                                                         ------------------ ----------------
Income (loss) from operations before interest, other income,
  reorganization items, income taxes and extraordinary items.....             (3,821)             (223)            8,123
                                                                       ----------------- ------------------ ----------------

Interest income..................................................              1,058                57               644
Interest expense and fee amortization............................             (8,436)           (2,920)           (2,975)
Reorganization items.............................................                 --                --           116,090
Other income (loss)..............................................               (357)               14               324
                                                                                         ------------------ ----------------
                                                                       -----------------
                                                                              (7,735)           (2,849)          114,083
                                                                       ----------------- ------------------ ----------------

Income (loss) before income taxes and extraordinary items........            (11,556)           (3,072)          122,206
Provision for income taxes.......................................              3,300             1,300                --
                                                                       ----------------- ------------------ ----------------
Net income (loss) before extraordinary items.....................            (14,856)           (4,372)          122,206
Extraordinary Items:
  Extraordinary gain on discharge of indebtedness, net of taxes..                 --                --            52,442
  Extraordinary loss on extinguishment of debt, additional tax
    benefit recognized (Note 4) .................................                875                --                --
                                                                       ----------------- ------------------ ----------------
                                                                       ================= ------------------ ================
Net income (loss) available to common stockholders...............          $ (13,981)         $ (4,372)        $ 174,648
                                                                       ================= ------------------ ================

Weighted average common shares outstanding.......................             13,701            10,000
                                                                       ================= ------------------

Earnings (loss) per common and common equivalent share:
Net income (loss) available to common stockholders before
  extraordinary items............................................                $(1.08)            $(.44)
Extraordinary loss on extinguishment of debt (additional tax benefit)
                                                                                    .06             --
                                                                       ----------------- ------------------
Net income (loss) available to common stockholders...............                $(1.02)            $(.44)
                                                                       ================= ------------------



            See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Anacomp, Inc. And Subsidiaries

                                                                                                              Predecessor
                                                                                   Reorganized Company            Company
                                                                        ------------------------------------ -----------------
                                                                          Nine Months         One Month      Eight Months
                                                                              Ended             Ended             Ended
                                                                            June 30,          June 30,            May 31,
(Amounts in thousands, except per share amounts)                               1997              1996              1996
----------------------------------------------------------------------- ----------------- ------------------ -----------------
Revenues:
   Services provided.............................................           $ 139,435         $  14,351         $ 130,202
   Equipment and supply sales....................................             205,579            22,435           204,396
                                                                        ----------------- ------------------ -----------------
                                                                              345,014            36,786           334,598
                                                                        ----------------- ------------------ -----------------
Operating costs and expenses:
    Costs of services provided...................................              73,345             7,757            72,641
    Costs of equipment and supplies sold.........................             153,672            17,134           156,526
    Selling, general and administrative expenses.................              66,051             5,702            63,826
    Amortization of reorganization asset.........................              56,937             6,416                --
                                                                        -----------------
                                                                                          ------------------ -----------------
                                                                              350,005            37,009           292,993
                                                                        -----------------
                                                                                          ------------------ -----------------
Income (loss) from operations before interest, other income,
  reorganization items, income taxes and extraordinary items.....              (4,991)             (223)           41,605
                                                                        ----------------- ------------------ -----------------

Interest income..................................................               3,181                57             1,576
Interest expense and fee amortization............................             (27,974)           (2,920)          (26,760)
Reorganization items.............................................                  --                --            92,839
Other income (loss)..............................................              (1,152)               14             6,968
                                                                                          ------------------ -----------------
                                                                        -----------------
                                                                              (25,945)           (2,849)           74,623
                                                                        ----------------- ------------------ -----------------

Income (loss) before income taxes and extraordinary items........             (30,936)           (3,072)          116,228
Provision for income taxes.......................................              11,400             1,300             3,700
                                                                        ----------------- ------------------ -----------------
Net income (loss) before extraordinary items.....................             (42,336)           (4,372)          112,528
Extraordinary Items:
  Extraordinary gain on discharge of indebtedness, net of taxes..                  --                --            52,442
  Extraordinary loss on extinguishment of debt, net of
    income           tax benefit of $5,200.......................             (11,661)               --                --
                                                                        ----------------- ------------------ -----------------
Net income (loss)................................................             (53,997)           (4,372)          164,970
Preferred stock dividends and discount accretion.................                  --                --               540
Net income (loss) available to common stockholders...............           $ (53,997)         $ (4,372)        $ 164,430
                                                                        ================= ------------------ =================

Weighted average common shares outstanding.......................              13,323            10,000
                                                                        ================= ------------------

Earnings (loss) per common and common equivalent share:
Net income (loss) available to common stockholders before
  extraordinary items............................................                 $(3.18)            $(.44)
Extraordinary loss on extinguishment of debt (net of tax benefit)                   (.87)            --
                                                                        ================= ------------------
Net income (loss) available to common stockholders...............                 $(4.05)            $(.44)
                                                                        =================
                                                                                          ==================



            See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Anacomp, Inc. And Subsidiaries

                                                                                                                 Predecessor
                                                                                 Reorganized Company               Company
                                                                        ------------------------------------ -----------------
                                                                          Nine Months          One Month        Eight Months
                                                                              Ended              Ended              Ended
                                                                            June 30,           June 30,            May 31,
(Dollars in thousands)                                                         1997               1996              1996
----------------------------------------------------------------------- ------------------ ----------------- -----------------
Cash flows from operating activities:
  Net  income (loss).............................................            $(53,997)          $ (4,372)       $ 164,970
  Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization..............................              68,605              7,471           18,788
      Extraordinary gain on discharge of indebtedness............                  --                 --          (52,442)
      Extraordinary loss on extinguishment of debt...............              11,661                 --               --
      Non-cash compensation......................................                 761                 --               --
      Non-cash charge in lieu of taxes...........................               6,453                 --               --
      Non-cash reorganization items..............................                  --                 --         (107,352)
      Gain on sale of ICS Division...............................                  --                 --           (6,202)
      Other non-cash items.......................................                 310                649              997

  Restricted cash requirements...................................                 (69)              (253)          (6,842)

  Changes in assets and liabilities, net of acquisitions:
      Decrease in accounts and long-term receivables.............               5,152              3,175           24,734
      Decrease in inventories and prepaid expenses...............               5,614              2,433           11,174
      Decrease (increase) in other assets........................              (1,233)               (36)           1,094
      Decrease in accounts payable and accrued expenses..........              (5,235)           (15,725)          (5,077)
      Decrease in other noncurrent liabilities...................              (2,516)              (172)          (5,899)
                                                                        ------------------ ----------------- -----------------
         Net cash provided by (used in) operating activities.....              35,506             (6,830)          37,943
                                                                        ------------------ ----------------- -----------------

Cash flows from investing activities:
  Proceeds from sale of ICS Division.............................                  --                 --           13,554
  Purchases of property, plant and equipment.....................              (8,131)              (519)          (3,599)
  Payments to acquire companies and customer rights..............             (17,453)                --               --
                                                                        ------------------ ----------------- -----------------
         Net cash provided by (used in) investing activities                  (25,584)              (519)           9,955
                                                                        ------------------ ----------------- -----------------

Cash flows from financing activities:
  Proceeds from exercise of common stock rights..................              24,271                 --               --
  Proceeds from exercise of stock options........................                   6                 --               --
  Proceeds from revolving line of credit and long-term borrowings             251,414                 --            2,656
  Principal payments on long-term debt...........................            (271,274)            (8,302)         (15,332)
  Payments related to the issuance and extinguishment of debt....             (12,259)                --               --
                                                                        ------------------ ----------------- -----------------
         Net cash used in financing activities...................              (7,842)            (8,302)         (12,676)
                                                                        ------------------ ----------------- -----------------

Effect of exchange rates on cash.................................                  62                 50              691
                                                                        ------------------ ----------------- -----------------
Increase (decrease) in cash and cash equivalents.................               2,142            (15,601)          35,913

Cash and cash equivalents at beginning of period.................              38,198             55,328           19,415
                                                                        ================== ----------------- =================
Cash and cash equivalents at the end of the period...............           $  40,340           $ 39,727         $ 55,328
                                                                        ================== ----------------- =================

            See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Anacomp, Inc. and Subsidiaries

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                                                            Predecessor
                                                                                  Reorganized Company             Company
                                                                        ------------------------------------ -----------------
                                                                          Nine Months          One Month     Eight Months
                                                                              Ended              Ended            Ended
                                                                            June 30,           June 30,          May 31,
(Dollars in thousands)                                                         1997               1996             1996
----------------------------------------------------------------------- ------------------ ----------------- -----------------
Cash paid during the period for:
  Interest.......................................................             $ 8,568           $    699         $ 11,613
  Income taxes...................................................             $ 5,078          $      42        $   1,606



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:

                                                                                                             Predecessor
                                                                                   Reorganized Company            Company
                                                                        ------------------------------------ -----------------
                                                                             Nine Months        One Month      Eight Months
                                                                                Ended              Ended            Ended
                                                                             June 30,           June 30,           May 31,
(Dollars in thousands)                                                          1997               1996              1996
----------------------------------------------------------------------- ------------------ ----------------- -----------------
Assets acquired by assuming liabilities..........................            $  1,553          $      --       $       --
Interest on subordinated notes satisfied with additional notes...             $11,960          $      --       $       --



           See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) Anacomp, Inc. and Subsidiaries

NINE MONTHS ENDED JUNE 30, 1997 - REORGANIZED COMPANY

                                                                Capital in    Cumulative
                                                   Common        excess of    Translation     Accumulated
(Dollars in thousands)                              Stock        par value    Adjustment         Deficit           Total
---------------------------------------------- --------------- -------------- --------------- --------------- -------------

BALANCE AT SEPTEMBER 30, 1996                        $101         $ 80,318         $ 159        $(22,009)        $58,569
Common stock issued for exercise of rights             36           24,235            --              --          24,271
Exercise of stock options..................            --                6            --              --               6
Translation adjustments for period.........            --               --          (982)             --            (982)
Other......................................            --               --            --               1               1
Net loss for the period....................            --               --            --         (53,997)        (53,997)
                                               =============== ============== =============== =============== =============
BALANCE AT JUNE 30, 1997                             $137         $104,559         $(823)       $(76,005)        $27,868
                                               =============== ============== =============== =============== =============

ONE MONTH ENDED JUNE 30, 1996 - REORGANIZED COMPANY

                                                                Capital in    Cumulative
                                                   Common        excess of    Translation     Accumulated
(Dollars in thousands)                              Stock        par value    Adjustment         Deficit           Total
---------------------------------------------- --------------- -------------- --------------- --------------- -------------

BALANCE AT MAY 31, 1996                              $100          $79,666        $   --      $       --         $79,766
Translation adjustments for period.........            --               --           324              --             324
Net loss for the period....................            --               --            --          (4,372)         (4,372)
                                               =============== ============== =============== =============== =============
BALANCE AT JUNE 30, 1996                             $100          $79,666          $324         $(4,372)        $75,718
                                               =============== ============== =============== =============== =============

EIGHT MONTHS ENDED MAY 31, 1996 - PREDECESSOR COMPANY

                                                                Capital in    Cumulative
                                                   Common        excess of    Translation     Accumulated
(Dollars in thousands)                              Stock        par value    Adjustment         Deficit           Total
---------------------------------------------- --------------- -------------- --------------- --------------- -------------

BALANCE AT SEPTEMBER 30, 1995                        $462         $182,725        $1,329       $(372,759)      $(188,243)
Preferred stock conversion.................            11            7,893            --              --           7,904
Preferred stock dividends..................            --               --            --            (516)           (516)
Accretion of redeemable preferred stock
    discount...............................            --               --            --             (24)            (24)
Translation  adjustments for period........            --               --        (1,560)             --          (1,560)
NBS stock issuance.........................            11              (11)           --              --              --
Reorganization.............................          (484)        (190,607)          231         208,329          17,469
New stock issuance.........................           100           79,666            --              --          79,766
Net income for the period..................            --               --            --         164,970         164,970
                                               =============== ============== =============== =============== =============
BALANCE AT MAY 31, 1996                              $100          $79,666       $    --      $         --     $  79,766
                                               =============== ============== =============== =============== =============



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




NOTE 2.  FRESH START REPORTING AND BANKRUPTCY REORGANIZATION:


         As of May 31, 1996, the Company adopted Fresh Start Reporting in accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Fresh Start Reporting resulted in material changes to the Condensed Consolidated Balance Sheet, including valuation of assets, intangible assets (including goodwill) and liabilities at fair market value and valuation of equity based on the appraised reorganization value of the ongoing business.











         As a result of the Bankruptcy  Reorganization,  the Predecessor Company
         recorded  an  extraordinary   gain  resulting  from  the  discharge  of
         indebtedness of $52.4 million calculated as follows:

                                                                                       May 31, 1996
                                                                                  (Dollars in thousands)
                                                                                  ------------------------
           Historical carrying value of old debt securities ...............              $379,256
           Historical carrying value of related accrued interest...........                48,500
           Unamortized portion of old deferred financing costs.............                  (600)
           Market value of consideration exchanged for the old debt:
                   Plan securities (face value $279,692)...................              (265,948)
                   New common stock (10.0 million new shares issued).......               (79,766)
                                                                                  -----------------------
                                                                                           81,442
                      Tax provision........................................               (29,000)
                                                                                  -----------------------
                      Extraordinary gain ..................................              $ 52,442
                                                                                  =======================

         In accordance with SOP 90-7, expenses of the Predecessor Company resulting from the Chapter 11 Reorganization are reported separately as reorganization items in the accompanying Consolidated Statements of Operations, and are summarized below:

                                                                                       Two Months       Eight Months
                                                                                            Ended              Ended
           (Dollars in thousands)                                                     May 31, 1996      May 31, 1996
           ---------------------------------------------------------------------- ------------------ -----------------
           Write-off of deferred debt issue costs and discounts............        $           --           $(17,551)
           Adjustment of assets and liabilities to fair market value.......               124,903            124,903
           Legal and professional fees associated with bankruptcy..........                (9,008)           (14,944)
           Interest earned on accumulated cash.............................                   195                431
                                                                                  ------------------ -----------------
                                                                                         $116,090           $ 92,839
                                                                                  ================== =================


         The following unaudited Pro Forma condensed Financial Information for the nine months ended June 30, 1996 has been prepared giving effect to the sale of the Image Conversion Services ("ICS") Division and the consummation of the Reorganization, including adjustments to interest expense and intangible asset amortization. The Condensed Financial
         Information was prepared as if the Pro Forma adjustments had occurred on October 1, 1995. This information does not purport to be indicative of the results which would have been obtained had such transactions in fact been completed as of the date hereof and for the periods presented or that may be obtained in the future.

                                                                                         Pro Forma
                                                                                     Nine Months Ended
           (Dollars in thousands)                                                      June 30, 1996
           ---------------------------------------------------------------------- -------------------------
           Total revenues..................................................               $369,881

           Operating costs and expenses....................................                373,568
                                                                                  -------------------------

           Loss before  interest,  other income,  reorganization  items,  income
           taxes and extraordinary credit..................................                 (3,687)

           Interest Expense and fee amortization...........................                (30,805)
           Other...........................................................                 (1,285)
                                                                                  -------------------------

                      Net loss available to common.........................               $(35,777)
                                                                                  =========================




NOTE 3.  COMPONENTS OF CERTAIN BALANCE SHEET ACCOUNTS:

         Inventories

         Inventories are stated at the lower of cost or market, cost being determined by methods approximating the first-in, first-out basis.

         The cost of the inventories is distributed as follows:

                                                                            June 30,        September 30,
           (Dollars in thousands)                                             1997               1996
           ----------------------------------------------------------- ------------------- -----------------

           Finished goods.......................................             $16,712             $22,557
           Work in process......................................               3,867               2,748
           Raw materials and supplies...........................               6,527               6,551
                                                                       =================== =================
                                                                             $27,106             $31,856
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


NOTE 4.  INCOME TAXES:

         Income tax expense is reported for the Predecessor Company based on the actual effective tax rate for the eight-month period ended May 31, 1996. For this period, the U.S. federal tax provision is zero because the Predecessor Company incurred a domestic loss for the period.


         Amortization of "Reorganization value in excess of identified assets" is not deductible for income tax purposes. Accordingly, the Reorganized Company incurs income tax expense even though it reports a pre-tax loss due to such amortization.

         For the nine months ended June 30, 1997, income tax expense is reported for the Reorganized Company based on an estimated effective tax rate for fiscal 1997 of 43%. Also during the period, the Company recorded an extraordinary loss on the extinguishment of debt as discussed in Note
         9. Of the total income tax benefit of $5.2 million associated with this charge, $4.3 million was reported in the three months ended March 31, 1997 and the remaining $.9 million was reported in the three months ended June 30, 1997 as the income tax benefits became available.



         At June 30, 1997, the reorganized Company had NOLs of approximately $109 million available to offset future taxable income. Usage of these NOLs by the Reorganized Company is limited to $4 million annually. However, the Reorganized Company may authorize the use of other tax planning techniques to utilize a portion of the remaining NOLs before they expire. In any event, the Reorganized Company expects that substantial amounts of the NOLs will expire unused. NOLs available to offset income for fiscal 1997 are estimated to be $24 million.

NOTE 5.  EARNINGS (LOSS) PER SHARE:

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


NOTE 6.  ACQUISITIONS:

          During the nine month period ended June 30, 1997, the Company acquired either the customer bases and other assets or the stock of eight businesses. The aggregate purchase prices consisted of $17.5 million cash at closing, $1.6 million in assumed liabilities and contingent cash and/or stock payments of up to $9.9 million based upon future operating results over the next two to five years.


NOTE 7.    RIGHTS OFFERING:

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


NOTE 8.  DEBT:

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


         As of June 30, 1997, $55 million was outstanding under the Term Facility, and no amounts were outstanding under the Revolving Facility. The entire Revolving Facility is available for loans denominated in U.S. dollars and certain foreign currencies ("Multicurrency Loans"), and up to $10 million of the Revolving Facility is available for letters of credit. The Term Facility is repayable in thirteen quarterly installments commencing March 31, 1998, with the final installment due on March 31, 2001. The Revolving Facility terminates on February 28, 2001.

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

                                                                 Year ended
                                                               September 30,
                                                                (Dollars in
                                                                 thousands)
                                                              -----------------
                    1998...................................        $ 8,000
                    1999...................................         14,000
                    2000...................................         21,000
                    2001...................................         12,000
                                                               ---------------
                                                                  $ 55,000
                                                             =================





         10 7/8% Senior Subordinated Notes

         On March 24, 1997, the Company issued $200 million of the Notes. The Notes were sold at 98.2071% of the face amount to yield proceeds of $196.4 million. The proceeds of the Notes were used to repay the existing 13% Senior Subordinated Notes due 2002, including a 3% call premium and accrued interest, to reduce the SKC trade payable by $10 million and associated accrued interest, and to pay certain fees and expenses. As a result of the call premium ($5.2 million) and existing discount on the 13% notes ($11.6 million), the Company recorded an extraordinary loss on the extinguishment of debt of $11.7 million, net of tax benefits.

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

         The Notes are general unsecured obligations of the Company and expressly subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture) of the Company. The Notes will rank pari passu with any future Senior Subordinated Indebtedness (as defined in the Indenture) and senior to all Subordinated Indebtedness (as defined in the Indenture) of the Company.

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


NOTE 9.  STOCK PLANS

         On February 3, 1997, the Company's shareholders approved the Anacomp, Inc. 1997 Qualified Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan allows qualified employees to purchase shares of the Company's common stock at the lower of 85% of the fair market value at the date of purchase or 85% of the fair market value on the first day of each quarterly offering period. A maximum of 500,000 shares of common stock is available for purchase under the Stock Purchase Plan. No shares are scheduled to be issued prior to March 31, 1998.

         On February 3, 1997, the Company's shareholders approved the Anacomp, Inc. 1996 Long-Term Incentive Plan. The Company has reserved 1,450,000 shares of its common stock for issuance in connection with options and awards under this plan. No shares have been issued as of June 30, 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

On May 20, 1996, the Company's Reorganization Plan was confirmed by the United States Bankruptcy Court and the Company emerged from bankruptcy reorganization on June 4, 1996. As a result of the Reorganization, the recording of the restructuring transaction and the implementation of Fresh Start Reporting, the Company's results of operations after May 31, 1996 (the cutoff date used for financial reporting purposes) are not comparable to results reported in prior periods. See Note 2 to the accompanying consolidated financial statements for information on the consummation of bankruptcy reorganization and implementation of Fresh Start Reporting.

To facilitate a meaningful comparison of the Company's quarterly and year-to-date operating performance in fiscal years 1997 and 1996, the following discussion of results of operations on a consolidated basis is presented on a traditional comparative basis for all periods. Consequently, the prior year's information presented below does not comply with accounting requirements for companies upon emergence from bankruptcy, which requirements call for separate reporting for the newly reorganized company and the predecessor company.

CONSOLIDATED RESULTS OF OPERATIONS

Anacomp, Inc.
CONSOLIDATED RESULTS OF OPERATIONS

                                                                                     Three Months Ended      Nine Months Ended
                                                                                            June 30,               June 30,
(Dollars in thousands)                                                                1997         1996         1997         1996
                                                                                   ---------    ---------    ---------    ---------
Revenues:
    Services provided ..........................................................   $  46,690    $  45,363    $ 139,435    $ 144,553
    Equipment and supply sales .................................................      67,351       69,845      205,579      226,831
                                                                                   ---------    ---------    ---------    ---------
                                                                                     114,041      115,208      345,014      371,384
                                                                                   ---------    ---------    ---------    ---------

Operating costs and expenses:
    Costs of services provided .................................................      24,400       25,647       73,345       80,398
    Costs of equipment and supplies sold .......................................      51,859       53,763      153,672      173,660
    Selling, general and administrative expenses................................      22,630       21,482       66,051       69,528
    Amortization of reorganization asset .......................................      18,973        6,416       56,937        6,416
                                                                                   ---------    ---------    ---------    ---------
                                                                                     117,862      107,308      350,005      330,002
                                                                                   ---------    ---------    ---------    ---------
Income (loss) from operations before interest, other
 income, reorganization items, income taxes and
    extraordinary items ........................................................      (3,821)       7,900       (4,991)      41,382
                                                                                   ---------    ---------    ---------    ---------

Interest income ................................................................       1,058          701        3,181        1,633
Interest expense and fee amortization ..........................................      (8,436)      (5,895)     (27,974)     (29,680)
Other income (loss) ............................................................        (357)         338       (1,152)       6,982
                                                                                   ---------    ---------    ---------    ---------
                                                                                      (7,735)      (4,856)     (25,945)     (21,065)
                                                                                   ---------    ---------    ---------    ---------
Income (loss) before reorganization items, income
    taxes and extraordinary items ..............................................     (11,556)       3,044      (30,936)      20,317

Reorganization items ...........................................................        --        116,090         --         92,839
                                                                                   ---------    ---------    ---------    ---------
Income (loss) before income taxes and extraordinary ............................     (11,556)     119,134      (30,936)     113,156
    items
Provision for income taxes .....................................................       3,300        1,300       11,400        5,000
                                                                                   ---------    ---------    ---------    ---------
Net income (loss) before extraordinary items ...................................     (14,856)     117,834      (42,336)     108,156
Extraordinary Items:
Extraordinary gain on discharge of indebtedness, net
    of  income taxes ...........................................................        --         52,442         --         52,442
Extraordinary loss on extinguishment of debt, net of
    income taxes ...............................................................         875         --        (11,661)        --
                                                                                   ---------    ---------    ---------    ---------
Net income (loss) ..............................................................     (13,981)     170,276      (53,997)     160,598
Preferred stock dividends and discount accretion ...............................        --           --           --            540
                                                                                   ---------    ---------    ---------    ---------
Net income (loss) available to common stockholders .............................   $ (13,981)   $ 170,276    $ (53,997)   $ 160,058
                                                                                   =========    =========    =========    =========

EBITDA .........................................................................   $  19,059    $  19,528    $  62,512    $  66,197
                                                                                   =========    =========    =========    =========


Three Months Ended June 30, 1997 compared to the
  Three Months Ended June 30, 1996

Results of Operations

General

Anacomp reported a net loss of $14.0 million for the three months ended June 30, 1997, compared to net income of $170.3 million for the three months ended June 30, 1996. The net loss for the three months ended June 30, 1997 included non-cash amortization of the Company's reorganization value asset of $19.0 million compared to $6.4 million recorded in the prior period. Net income for the three months ended June 30, 1996 included $168.5 million of income from reorganization items and the extraordinary gain resulting from the discharge of indebtedness. Earnings before interest, other income, reorganization items, taxes, depreciation and amortization and extraordinary items ("EBITDA") was $19.1 million for the three months ended June 30, 1997, compared to $19.5 million for the three months ended June 30, 1996.

Total revenues for the third quarter of $114.0 million represents a $1.2 million decrease from the third quarter of the prior year. The slight decrease reflects the continued downward trends of the Company's traditional micrographics and magnetics businesses offset by contributions from the Company's acquisitions and new digital products.

Cost of services provided as a percentage of services revenue was 52% for the three months ended June 30, 1997, compared to 57% for the same period of the prior year. The improvement is due primarily to cost reduction efforts in the United States maintenance services organization. Cost of equipment and supplies sold as a percentage of equipment and supplies sales was 77% for both the three months ended June 30, 1997 and the three months ended June 30, 1996.

Selling, general and administrative expenses were 20% of revenue for the three months ended June 30, 1997, compared to 19% of revenue for the three months ended June 30, 1996. This increase represents human resource investments in new product initiatives and the transitioning of acquisitions into the Company.

Interest expense and fee amortization was $8.4 million for the three months ended June 30, 1997, compared to $5.9 million for the same period of the prior year. The increase in interest expense relates to the discontinuance of accrued interest on the Company's former subordinated debt during bankruptcy proceedings in the three months ended June 30, 1996.


Products and Services

Output services revenues increased $1.6 million for the three months ended June 30, 1997, compared to the same three months of fiscal year 1996. The increase was comprised of a $.9 million and $.7 million increase in Alva, or CD-R, Services and COM services, respectively. COM service volumes increased by 17% while average selling prices decreased by 16%. Data center acquisitions and several large customer gains have contributed to both the increase in volumes and the decrease in average selling prices. Gross margins as a percentage of revenue decreased by two percentage points due to the aforementioned impact of lower average selling prices.

Technical services (primarily maintenance) revenues decreased $1.2 million for the three months ended June 30, 1997, primarily due to the effect of replacing older generation COM systems with the XFP, which has a significantly greater capacity than the older COM systems. Gross margins as a percentage of revenue improved 11.5 percentage points primarily as a result of the cost reduction efforts mentioned above.

COM systems revenues for the three months ended June 30,1997, decreased by $1.8 million compared to the same period of the prior year. The decrease in revenue is attributable to a decrease in the number of systems sold and the increased mix of used systems which generate lower revenues than new systems. Gross margins as a percentage of revenue improved several percentage points between periods due to slightly better selling prices in the current period, as well as, the increased mix of used systems yield higher margins than new systems.

Digital systems revenues for the three months ended June 30, 1997, were $2.4 million with the Data/Ware CD Systems accounting for $1.8 million of the total. There were no digital systems sold for the same period of the prior year.

Micrographics supplies revenues for the three months ended June 30, 1997, decreased $2.4 million compared to the same period of the prior year. The decrease was primarily the result of expected revenue declines in the readers and reader/printers and original COM film product lines. Gross margins as a percentage of revenue decreased three percentage points as a result of changes in product mix.

Magnetic media revenues of $26.3 million for the three months ended June 30, 1997, were slightly higher than the same period of the prior year. Gross margins as a percentage of revenue increased by less than one percentage point due to product mix.


Nine Months Ended June 30, 1997 compared to the
  Nine Months Ended June 30, 1996

Results of Operations

General

Anacomp reported a net loss of $54.0 million for the nine months ended June 30, 1997, compared to net income of $160.6 million for the nine months ended June 30, 1996. The net loss for the nine months ended June 30, 1997 included non-cash amortization of the Company's reorganization value asset of $56.9 million (compared to $6.4 million recorded in the prior period) and an extraordinary loss on the extinguishment of debt comprised of a 3% call premium and unamortized discount on the Company's existing 13% subordinated notes.

Pursuant to a 1990 OEM agreement, Kodak was obligated to purchase an additional 151 XFP 2000 systems by October 1997 or pay a cash penalty to the Company. The Company and Kodak negotiated an amendment to the OEM agreement, whereby the Company accepted a $3.6 million cash payment from Kodak, which is included in the current period results, and a commitment to purchase an additional 28 XFP 2000 systems by the end of calendar 1997, and a one-time purchase of spare parts. Upon Kodak's purchase of the 28 XFP 2000 systems on or before December 20, 1997, Kodak's obligations and the OEM agreement shall terminate.

Net income for the nine months ended June 30, 1996 included income from the sale of the Image Conversion Services Division ("ICS"), reorganization items and the extraordinary gain resulting from the discharge of indebtedness. Earnings before interest, other income, reorganization items, taxes, depreciation and amortization and extraordinary items ("EBITDA") was $62.5 million for the nine months ended June 30, 1997 compared to $66.2 million for the nine months ended June 30, 1996. Excluding the Kodak payment, EBITDA was $58.9 million for the current period.

Total revenues for the nine months ended June 30, 1997 of $345.0 million represents a $26.4 million decrease from the same period of the prior year. Approximately $9.0 million of the decrease is due to the discontinuance and downsizing of selected product lines, including ICS ($1.5 million), readers and reader/printers ($4.9 million), source document film ($.4 million) and micrographics accessories ($2.2 million). The remaining $17.4 million decrease in revenues is due primarily to the expected general downward trends in both the micrographics and magnetics product lines offset by contribution from the Company's acquisitions and new digital products.

Cost of services provided as a percentage of services revenue was 53% for the nine months ended June 30, 1997, compared to 56% for the same period of the prior year due primarily to cost reduction efforts in the United States maintenance services organization. Cost of equipment and supplies sold as a percentage of equipment and supplies sales, excluding the one-time $3.6 million payment noted above, was 76% for the nine months ended June 30, 1997, compared to 77% for the same period of the prior year.

Selling, general and administrative expenses were 19% of revenue for both the nine months ended June 30, 1997 and the nine months ended June 30, 1996, excluding the one-time $3.6 million payment noted above.

Interest expense and fee amortization of $28.0 million for the nine months ended June 30, 1997, decreased $1.7 million over the prior year, due to the Company's improved debt structure as a result of the Reorganization in fiscal 1996 and refinancings in fiscal 1997.

Products and Services

Output services revenues decreased $1.5 million for the nine months ended June 30, 1997, compared to the same nine months of fiscal year 1996, excluding the effect of the ICS sale. COM service volumes increased by 4.7% while average selling prices decreased by 11.5%. Data center acquisitions and several large customer gains have contributed to both the increase in volumes and the decrease in average selling prices. Gross margins as a percentage of revenue decreased by three percentage points due to the aforementioned impact of lower average selling prices.

Technical services (primarily maintenance) revenues decreased $4.1 million for the nine months ended June 30, 1997, primarily due to the effect of replacing older generation COM systems with the XFP 2000, which has a significantly greater capacity than the older COM systems. Gross margins as a percentage of revenue improved 8.1 percentage points primarily as a result of the cost reduction efforts mentioned above.

COM systems revenues for the nine months ended June 30,1997, decreased by $7.3 million compared to the same period of the prior year. The decrease in revenue is attributable to a decrease in the number of systems sold and the mix and pricing of new and used systems. Gross margins as a percentage of revenue improved several percentage points primarily due to increased used systems in the product mix and the result of manufacturing efficiencies realized during fiscal 1997.

Digital systems revenues for the nine months ended June 30, 1997, were $6.6 million. The sale of two XSTAR digital systems contributed $1.5 million in the first quarter while the second quarter acquisition of Data/Ware contributed $4.2 million in CD systems revenues. There were no digital systems sold for the same period of the prior year.

Micrographics supplies revenues for the nine months ended June 30, 1997, decreased $13.9 million compared to the same period of the prior year consistent with the projected market trends for readers and reader/printers, original COM film, duplicate film and other accessories.








Magnetic media revenues for the nine months ended June 30, 1997, decreased $8.6 million compared to the same period of the prior year. The major product categories experiencing a decrease in revenue include 3480 tape cartridges, open reel tape and TK 50/52. These decreases were partially offset by the contribution of $3.8 million from sales of the new metal particle tape products. Gross margins as a percentage of revenue increased slightly over the prior year.

Liquidity and Capital Resources

During the period ended June 30, 1997, Anacomp completed the refinancing of substantially all of its significant debt obligations (see Note 8 to the condensed consolidated financial statements). The refinancings will result in significant interest savings to the Company. Anacomp's cash interest cost will now be at an annual rate of approximately $30 million as compared to approximately $40 million upon the Company's exit from bankruptcy on May 31, 1996. The Company's debt amortization schedule has also been modified as a result of the refinancings. Anacomp has no principal payments due on the new debt during the remainder of fiscal 1997, $8 million due in fiscal 1998 and $14 million due in fiscal 1999. As of June 30, 1997, the current portion of long-term debt was $6.4 million as compared to $31.8 million at September 30, 1996.

Anacomp's working capital at June 30, 1997, excluding the current portion of long-term debt, was $38.3 million, compared to $26.4 million at September 30, 1996. Net cash provided by operating activities was $35.5 million for the first nine months of fiscal 1997, compared to $31.1 million in the comparable prior period. Net cash used in investing activities was $25.6 million in the current period, compared to net cash provided by investing activities of $9.4 million in the comparable prior period. This change was primarily the result of the Company using $17.5 million of cash for acquisitions in the current period while the Company generated $13.6 million in cash from the sale of the ICS Division in the prior period. Also, the Company increased its capital expenditures for property, plant and equipment by $4.0 million during the current period.

Net cash used in financing activities decreased to $7.8 million for the nine months ended June 30, 1997, compared to $21.0 million in the comparable prior period. The Company's successful rights offering of approximately 3.6 million shares of common stock provided approximately $24.3 million in cash in the current period and the Company's debt refinancing and principal reductions used approximately $32.1 million in net cash.

The Company's cash balance (including restricted cash) as of June 30, 1997 was $50.0 million, compared to $47.8 million at September 30, 1996. The Company also has full availability on its $25 million revolving credit facility, which was undrawn at June 30, 1997.

The Company has significant debt service obligations. The ability of the Company to meet its debt service and other obligations will depend upon its future performance and is subject to financial, economic and other factors, some of which are beyond its control. However, the Company believes that cash on hand and cash generated from operations, along with the availability of the revolving credit facility, will be sufficient to fund its debt service requirements, acquisition strategies and working capital requirements in the foreseeable future.

Accounting Pronouncements

In February, 1997, the Financial Accounting Standards Board (FASB) issued two pronouncements related to the calculation and disclosure of Earnings Per Share information. These two pronouncements are effective for periods ending after December 15, 1997 and, consequently, no adjustments are reflected in the condensed consolidated financial statements for the period ended June 30, 1997. In June, 1997, FASB issued two additional pronouncements related to reporting comprehensive income and disclosure of segment information. These two pronouncements are effective for periods beginning after December 15, 1997 and, consequently, no adjustments are reflected in the condensed consolidated financial statements for the period ended June 30, 1997. Adoption of these pronouncements is not expected to have a significant effect on the Company's financial results.

                         ANACOMP, INC. AND SUBSIDIARIES


                           PART II: OTHER INFORMATION



ITEM 2.        CHANGES IN SECURITIES

      (c)      Unregistered sales of securities

               Pursuant to the 1996 Non-Employee Director Stock Option Plan, non-employee directors of the Company may elect to receive their annual retainer in the form of options to acquire Common Stock of the Company. Pursuant to such elections, during the period covered by this report, an aggregate of 844 options were granted to 2 directors in lieu of aggregate cash compensation of $6,250. The issuance of such options was effected in reliance on the private placement exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, on the basis of the familiarity of such directors with the business and affairs of the Company. No underwriting fees or discounts were applicable to the transactions. The options are first exercisable six months after the date of grant and remain exercisable through the tenth anniversary of the grant date, at an exercise price of $11.125 per share.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits

               (27) Financial data schedule (required for electronic filing only)

      (b)      Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended June 30, 1997

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANACOMP, INC.



/s/ Donald L. Viles
Executive Vice President and
  Chief Financial Officer
  (Principal Financial Officer and duly authorized officer)


Dated this 1st day of August, 1997