Form 10-K
period 1997-09-30
ANACOMP INC
filed 1997-12-29
CIK 6260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For fiscal year ended September 30, 1997 Commission File Number 1-8328
                                  ANACOMP, INC.
             (Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of Securities under a plan confirmed by a court. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 19, 1997: Common stock par value $.01 per share, $215,202,312.
Common Stock outstanding as of  December 19, 1997 was 13,828,261 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the registrant's 1998 Annual Meeting of Shareholders to be held on February 10, 1998, have been incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS


Overview

         Anacomp, Inc. ("Anacomp" or the "Company") is a leading provider of products and services that enable organizations to effectively and efficiently manage their documents. The Company does business with approximately 15,000 customers in more than 65 countries. The Company offers a broad range of short-term and long-term solutions for the conversion, storage, and retrieval of computer data and images utilizing micrographic, magnetic media and, to an increasing extent, electronic technologies.

         Anacomp has built a strong reputation as the world's leading full-service provider of film-based (micrographic) systems, services, and supplies. Micrographics is the conversion of information stored in electronic form or on paper to microfilm or microfiche. Traditionally, micrographics has provided one of the most cost-effective means of data storage and retrieval for information-intensive organizations such as banks, insurance companies, financial service companies, retailers, healthcare providers and government agencies. Anacomp's primary micrographics focus is Computer-Output-to-Microfilm ("COM") solutions, and the Company believes it possesses worldwide COM market share in excess of 40%. COM involves the high-speed conversion of coded data directly from a computer or magnetic tape to microfilm or microfiche.

         The Company has an extensive installed base of COM equipment, which management estimates to be in excess of 55% of the systems in use worldwide. This installed base, together with the Company's strong customer relationships, provide the Company with what management believes to be a substantial recurring revenue stream from COM maintenance and supplies. For customers that prefer outsourcing solutions, the Company provides COM services through its network of 42 service centers in the United States and six international centers.

         The Company has established itself as a leading provider of Compact Disc ("CD") solutions for document management applications through the growth of its ALVA(TM) CD ("ALVA") services as well as the Company's acquisition in 1997 of Data/Ware Development, Inc. ("Data/Ware"), a leading manufacturer and supplier of CD output systems. CD services are offered at a majority of the Company's service centers around the world, and this business has enjoyed healthy growth over the past two years. The Company's Data/Ware CD systems generally are sold to businesses with high-volume CD output needs. The Company believes it can enhance sales of Data/Ware CD systems by leveraging its customer relationships and capital equipment expertise.

         The Company is a leading provider of half-inch computer tape (magnetic media) products for larger computing systems, with manufacturing plants in the United States and in Europe. To at least partially offset the mature market trends for many of the magnetic media products, the Company plans to invest in technology to assemble newer-generation metal particle tape cartridges and to significantly increase the magnetic media-related services it offers to customers.

         Overall, the Company plans to maintain its leadership position in traditional information management solutions while continuing to capitalize on its expertise and customer base to add new products and services. This migration toward faster growth areas of the document management industry is being accomplished through internal product development, strategic alliances and acquisitions of companies and technology.

History & Recent Developments

         Anacomp was incorporated in Indiana in 1968. In the 1970s and 1980s, Anacomp became the leader in the COM services portion of the document management industry through acquisitions and internal growth. In 1987, the Company became the world's leading manufacturer of COM systems by acquiring DatagraphiX, Inc.

         In 1988, Anacomp acquired Xidex Corporation ("Xidex"), a leading manufacturer of magnetic media products, duplicate microfilm, and microfilm readers and reader/printers. Primarily due to substantial debt incurred as a result of the Xidex acquisition, the Company filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code on January 5, 1996. The Company emerged from Chapter 11 under its Plan of Reorganization on June 4, 1996 with significantly reduced debt, lower interest payments, a new financial structure, a new Board of Directors and management and a new business strategy. Subsequent to the Company's emergence from Chapter 11, the Company has refinanced both its senior and subordinated debt, further reducing its annual cash interest payments and enhancing the Company's liquidity.

         Recently, in addition to enhancing its traditional micrographics products and services, the Company has significantly expanded its electronic document management solutions. Initiatives include the development of ALVA services; the acquisition of CD businesses, including Data/Ware and Com-informatic AG ("Com-informatic"), a leading Swiss developer and installer of Computer Output to Laser Disc ("COLD") and imaging digital solutions; reseller agreements for the distribution of foldering, report distribution, COLD, and imaging solutions; and the acquisition of Cambridge Technology Group, Inc. ("Cambridge Technology"), developers of a leading software application for the trust/custody financial market.


Document Management Industry

         Anacomp operates within the document management industry, which the Company believes to be in excess of $8 billion worldwide. Industry suppliers provide products and services used in the conversion, storage, and retrieval of computer data and images. Users of these solutions must balance the ease of accessibility of information with the cost of storing and accessing that information.

         This balancing and the Company's industry strategy adheres to a paradigm known as the Information Delivery Life Cycle, which describes the relationship between the age of information, the frequency and speed of access, and the type of media upon which the information is stored. In general, as information ages, customer requirements for frequency of retrieval and speed of delivery decline. To achieve the greatest degree of cost-effectiveness and efficiency, organizations migrate their information across several different delivery systems over the life of the information.

     (GRAPH IS NOT AVAILABLE)





















         Generally, newly created information is the most frequently accessed, requiring a high-speed storage media such as magnetic disk (i.e., DASD). As the information begins to age, it often is first migrated to optical disk or CD, which offers high storage capacity and quick access to information at a lower cost than DASD. As the need to access information becomes more infrequent, the information often is next migrated to magnetic tape, an even lower cost media that provides somewhat slower, yet readily accessible, information delivery. Once information moves to an archival stage in its life cycle, it is often migrated to microfilm or microfiche, which offers very low storage costs for both archival and non-archival applications.

         Anacomp's array of products and services is designed to help organizations optimize how they store, deliver, and migrate their information across this entire life cycle. The Company believes that vendor consolidation and a gradual shift toward integrated solutions will favor suppliers that can provide a broad, technologically advanced suite of products and services across the entire cycle. The Company also believes that this market will continue to favor suppliers with a fully developed domestic and international infrastructure that allows them to serve large customers and to benefit from economies of scale.

         Additionally, competitive pressures on organizations served by Anacomp have steadily increased the demand for outsourcing services. Concerns over technology obsolescence, the sometimes high capital cost of information management systems, and a general recognition of the benefits of outside expertise have induced many companies to reduce in-house expenditures on certain operations in favor of third-party service providers. Through outsourcing, companies are able to avoid the capital requirements of proprietary document management and storage systems and maintain flexibility to migrate their information as new products and technologies become available. Anacomp believes this trend toward outsourcing should have a positive impact on many of the output services offered by the Company. Moreover, the Company seeks to differentiate itself from other service providers through feature-rich offerings, high levels of customer service, and value-added consulting services.

         Traditionally, film-based imaging solutions (micrographics and particularly COM) have provided the most cost-effective means of document storage and retrieval for information-intensive organizations such as banks, insurance companies, financial service companies, retailers, healthcare providers, and government agencies. However, the continued expansion of computer technology to users' desktops has resulted in the development of many viable electronic alternatives to micrographics, particularly for applications that require frequent document access. The Company believes that many organizations will continue to migrate to electronic solutions for active records management, but that over the next few years micrographics technology will continue to be competitive in a wide range of applications. Over a longer term, the Company believes micrographics technology will be viewed predominately as a reliable and cost-effective method for long-term storage.

         The Company's primary business strategy is to capitalize on these trends by leveraging its document management expertise and its competitive strengths to provide newer electronic products and services, while maintaining its leading market position in COM solutions as well as magnetic media products and services. In addition, the Company plans to expand its consulting and professional services to better assist its customers in developing tailored document management and migration strategies.

Competitive Strengths

Strong Customer Relationships

         Since its inception, Anacomp has developed long-term relationships (in excess of five years) with many of its customers. Among the Company's current long-term customers are Aetna Inc., AT&T Corp., Automatic Data Processing, Inc., BankAmerica Corporation, Citicorp, Daimler-Benz AG, Deutsche Bank AG, Electronic Data Systems Corporation, FMR Corp., General Electric Capital Corporation, IBM, Eastman Kodak Company, and Travelers Group Inc. The terms of the contractual relationships with these customers vary; however, they typically provide for minimum quantities, pricing structure, terms of one or more years, and automatic renewal. No single customer accounted for 10% or more of the Company's revenues in fiscal 1997.

         The Company believes that the strength of its customer relationships results from consistently meeting or exceeding its customers' document management needs and expectations. The Company manages these customer relationships through a worldwide sales force of approximately 200 individuals as well as extensive distributor networks.

Leading Market Shares

         Within the document management industry worldwide, the Company believes that it is the largest manufacturer and distributor of COM systems; the largest provider of COM maintenance services and supplies; the second largest provider of COM services; the largest manufacturer of half-inch computer tape products; and the largest provider of CD output solutions. The Company believes that its market position and customer base provides the necessary platform to introduce new and complementary information management products and services.

Installed Base of Equipment

         The Company believes it has the world's largest installed base of COM equipment, with an estimated market share of 55%. In addition, the Company has a significant installed base of Data/Ware CD systems. These installed bases, together with the Company's strong customer relationships, provide the Company with what it believes to be substantial recurring revenues from maintenance services and supplies sales.

Broad Product Offering

         In recent times, the Company has introduced new products and services in order to create a broad product offering across the entire information life cycle. In addition to enhancing its traditional COM products (through innovations such as DragonCOM(TM), a modified COM system capable of processing Asian languages, and Image Direct(TM), a software enhancement for processing images), the Company has become a premier provider of CD output solutions through the development of ALVA CD services and the acquisition of Data/Ware CD systems. The Company also plans to expand and introduce complementary services related to its existing offerings, including archival storage services and magnetic media-related services.

Experienced Management Team

         The Company's relatively new senior management team is led by Ralph W. Koehrer, who became the Company's President in January 1997 and Chief Executive Officer in May 1997. This management team has more than 300 cumulative years of experience in the document management industry and is highly committed to executing the Company's new business strategy. As the Company evolves, it continues to recruit managers from other highly successful companies and to promote from within where appropriate.

Products and Services

         Anacomp operates in a single industry generally known as document management, and it offers a wide range of products and services within this industry. These solutions can be grouped into five major families: output services, output systems, technical services, micrographics supplies, and magnetic media.

         The table below shows Anacomp's revenues for each of these product families for the last three fiscal years. The information is presented on a traditional comparative basis for the year ended September 30, 1996 and 1995, to facilitate a meaningful comparison to fiscal year 1997. Consequently, the fiscal 1996 and 1995 information presented below does not comply with accounting requirements for companies upon emergence from bankruptcy, which calls for separate reporting for the newly reorganized Company and the predecessor company.

                                                            Year Ended September 30,
                                           1997                      1996                       1995
                                                                (Dollars in Thousands)
                                ---------------------------------------------------------------------------------
Output Services                    $103,595       22%          $103,733       21%        $132,144          22%
Technical Services                   77,123       17             82,105       17           86,175          15
Output Systems                       36,739        8             32,794        7           51,276           9
Micrographics Supplies              131,615       29            150,449       31          190,621          32
Magnetic Media                      102,823       22            112,187       23          128,353          22
Other                                10,615        2              4,872        1            2,620          --
                                   $462,510      100%          $486,140      100%        $591,189         100%
------------------------------- -------------- ------------ -------------- --------- ---------------- -----------

Output Services


         The principal output services delivered by Anacomp are COM services and ALVA CD services, which are delivered through the Company's 48 service centers throughout the world. Output services are sold by Anacomp's direct sales forces in the United States, Canada, and Europe. The Company recently has acquired or started several small COM and CD service centers as part of its strategy to increase its market share in specific locations and in the maturing COM services business. The Company also has introduced, on a modest basis, archival and print & mail services.

         The Company has a large base of output services customers that has proved to be loyal to the Company in the past. Clients include banks, insurance companies, financial service companies, retailers, healthcare providers, and government agencies. No one customer accounted for more than 10% of the Company's output services revenues in fiscal 1997. The typical service contract is exclusive, lasts one year with a one-year automatic renewal period, and provides for usage-based monthly fees, subject to increase on 30 days' notice. The Company believes that approximately 75% of the Company's COM services customers are subject to contracts and that approximately 90% of these contracts are renewed annually.

         Competition for output services customers traditionally has been limited to service companies with operations within a 50-mile radius of a customer, partially because most customers have required that their information (usually stored on computer tape) be physically picked up by the service provider and partially because of the desire for rapid turnaround of the output media. This traditional model may be changing, however, with the advent of readily available data transmission capabilities and the increased usage of electronic desktop delivery solutions for quick turnaround needs. Anacomp and First Image Management Company ("First Image") (which the Company believes has approximately 50 output service centers in the United States) are the two largest national output services providers. The remainder of the market is served by regional or local output service centers.

         COM Services. COM services, the delivery of micrographics outsourcing services, represents the largest component of Anacomp's output services. The Company believes that COM services providers processed over 45 billion images in 1995, generating over $350 million in revenues. The Company believes it holds an estimated 25% to 30% market share, second only to First Image.

         On a daily basis, Anacomp's service centers receive thousands of computer tapes and, increasingly, electronic downloads from customers. This information (both text and graphics) is converted to 16mm microfilm or to microfiche, which is a four by six-inch film medium capable of storing up to 1,000 pages of computer output. Turnaround for a typical COM services job ranges from two hours to 36 hours, depending on specific circumstances and requirements, and the centers generally operate 24 hours a day every day of the year.

         In response to a gradual decline in the market for COM services and a more competitive market, in fiscal 1995 the Company completed installation of XFP2000 COM systems in all of its service centers, increasing the efficiency of COM production. Additionally, the Company has upgraded many of these systems with Anacomp-developed emulation software for IBM and Xerox laser print streams, expanding the potential market for COM services and resulting in higher average prices than for other COM output.

         As an adjunct to COM services, Anacomp also provides External Facilities Management ("XFM") services to selected customers. Under an XFM arrangement, Anacomp operates and manages a customer's COM production at Anacomp's facilities.

         ALVA CD Services. Although still a relatively small percentage of the Company's revenues, Anacomp quickly has become a significant provider of digital output services since entering this emerging market in fiscal 1995. Competition in this industry is highly fragmented, and Anacomp believes it is the second largest U.S. provider of CD output services.

         Anacomp's CD services provide customers with a high-capacity storage and delivery solution for applications requiring frequent, high-speed information retrieval. Customer documents, such as invoices and statements, are indexed and stored on recordable compact discs (known as CD-Recordable or CD-R discs.) In addition to indexed CD output, ALVA also includes sophisticated Windows NT-based software for accessing and retrieving the data. ALVA is available at the majority of the Company's service centers in the United States and at selected locations internationally.

         The Company believes that its ALVA solution has significant advantages over competing products, primarily due to the Company's network of service centers, its extensive knowledge of applications and indexing expertise, and ALVA's flexible and easy-to-use user interface. In addition, Anacomp's acquisition of Data/Ware provides an opportunity for the Company to create a "best-of-breed" product that further extends ALVA's value in the marketplace.

         Archival and Print &Mail Services. Anacomp provides archival storage services at several of its service centers in the United States, providing for the long-term storage of original microfilmed records for its COM services customers. The media is stored in a secure vault within the facility, providing customers with a convenient and safe method of off-site storage of critical business records. In addition, Anacomp offers customers the ability to retrieve their records on an as-needed basis.

         Anacomp also offers the storage of other media (including paper and computer tape) at an underground, climate-controlled storage vault in Massachusetts acquired in October 1996 from Archive Storage, Inc. As a result of this acquisition, the Company also acquired expertise in records management and disaster recovery consulting services, which helps customers ensure they are storing the right information on the most cost-effective media for the appropriate periods of time.

         Anacomp offers limited print & mail services - for paper documents such as invoices and statements -- to its customers through a Company-owned print-and-mail service center in Europe as well as through relationships with third party providers.

         The Company does not believe it has significant market shares in either archival storage services or Print & Mail services.

Technical Services

         Anacomp provides round-the-clock maintenance services through approximately 400 highly trained service employees in the United States, Canada, and Europe. Internationally, some of these services may be provided by employees of the Company's distributors.

         The Company believes that it maintains virtually all of its own installed base of COM systems, as well as a large percentage of COM systems built by other companies. In addition, the Company provides maintenance services for other micrographics-related devices and, increasingly, non-micrographics equipment. Since many customers tend to use the maintenance services of the supplier that installed the system, maintenance revenues traditionally have been a function of new COM system sales and the size of the installed base. Anacomp believes that its COM maintenance market share is approximately 65% in the United States, 50% in Europe, and 15% in the Americas (excluding the United States) and Asia.

         As sales of COM systems mature, the Company's strategy is to leverage its maintenance infrastructure by expanding the technical services it provides for non-micrographics equipment. Recent additions to the Company's maintenance base include tape drives and automated tape libraries, tape cleaning and conversion equipment, and optical storage systems (jukeboxes). The Company added maintenance of high-speed laser printers to its offering with the acquisition of a small laser printer maintenance provider in December 1997.

         Recently, the Company has identified professional and consulting services as potential growth areas. The Company's business strategy calls for professional services to be offered as an adjunct to Company-provided products and services and for consulting services to be a stand-alone business offering customers a sophisticated level of guidance about document management strategies and solutions.

Output Systems

         The principal output systems products delivered by Anacomp are COM systems; CD systems; and COLD, imaging, and report distribution software. The Company sells these products through its direct sales forces in the United States, Canada, and Europe and through distributors in Latin America, Europe, and Asia. No single customer accounted for more than 10% of the Company's output system sales in fiscal 1997.

         COM Systems. Anacomp is the world's leading manufacturer and distributor of COM systems, offering a complete line of COM recorders, duplicators, sorters, and related software. Anacomp's installed base of COM systems, approximately 55% of those in use worldwide, is more than twice as large as its nearest competitor, and related sales of COM services and supplies to the installed base provide significant recurring revenues.

         The Company's XFP2000 is the most advanced COM recorder on the market and has enabled the Company to capture what it believes to be an estimated 57% of all new COM systems sold or leased. The XFP2000 is faster and more reliable than previous COM recorders and, through its laser technology, has the capability to generate precise reproductions of any image. The Company sold or leased 135 new and used XFP2000 systems in fiscal 1997, compared to 122 systems in fiscal 1996.

         In fiscal 1996, Anacomp introduced DragonCOM, a version of the XFP2000 for the Asian market, which is capable of processing Chinese, Korean, Taiwanese, Japanese and other ideographic languages utilizing the popular IBM AFP architecture. The Company is marketing DragonCOM to customers in Asia through an agreement with the Asia-Pacific region of the Eastman Kodak Company ("Kodak"). Through the end of fiscal 1997, Kodak had purchased 11 DragonCOM systems and had a remaining commitment to purchase 39 additional DragonCOM systems over the next three years.

         Anacomp also has developed and currently markets several software enhancements to the XFP2000, including products that emulate IBM and Xerox laser print streams. AFP software, developed in conjunction with IBM, enables the XFP2000 to process and image AFP formatted data streams used by IBM high-speed mainframe laser printers. XCF software, developed in partnership with Xerox Corporation, enables the XFP2000 to process the same data stream used by Xerox high-speed, high-volume laser printers. In addition, Anacomp recently introduced its Image Direct application for the XFP2000, which enables users to output document images directly to microfilm from desktop workstations. The initial release of Image Direct supports TIFF images, the most popular bitmap format in use today; additional format compatibility is expected in future releases.

         Principal   customers   for   the   Company's   COM   systems   include
information-intensive organizations such as banks, insurance companies, financial service companies, retailers, healthcare providers, and government agencies, as well as non-Anacomp COM service centers. While the majority of COM systems are sold outright, customers are increasingly selecting leasing plans and monthly usage options.

         In international markets, the Company sells COM systems through wholly owned operating subsidiaries and, in countries in which the Company does not have a subsidiary, through dealers and agents. In 1994, Kodak became the Company's exclusive distributor in Asia (other than Japan) and Australia.. International sales accounted for approximately 52% of the Company's fiscal 1997 COM System revenues, with sales in Asia, Germany and France accounting for approximately 17%, 10% and 10%, respectively; however, no single country was responsible for 10% or more of the Company's total revenues in fiscal 1997.

         The Company's primary competitors in the sale of COM systems are Agfa-Gevaert AG ("Agfa") and Micrographic Technology Corporation. The Company believes that it sells approximately 57% of all new COM systems sold worldwide, including those sold through its OEM arrangement with Kodak. Competition is based principally on product features, as well as on such factors as product quality, service, and price. The Company's large installed base is an important competitive advantage in the sale of new COM systems, because changing from one manufacturer's COM system to another is difficult due to software conversion and operator training costs.

         CD Systems. Anacomp became a leading provider of CD output systems for mainframe and client/server computer environments through its acquisition in fiscal 1997 of Data/Ware. The Company's flagship Data/Ware products, the Enterprise Authoring System ("EAS") and the Server/Enterprise Authoring System ("S/EAS"), provide companies with in-house solutions for the highly automated output of documents to CDs.

         The Company's CD output systems are sold by its direct sales force worldwide and also by distributors in Europe, Latin America, and Asia. Because of the similarity between the Company's CD and COM systems relating to target markets, applications, and sales cycle, the Company believes it can leverage its extensive COM knowledge and customer relationships to increase sales of CD systems. In addition, the Company intends to begin maintenance services for its Data/Ware CD systems, creating a recurring revenue stream for installed units.

         The Company's primary competitors in the sale of high-volume CD output systems are Young Minds, Inc., Rimage Corporation, and, to a lesser extent, Kodak. Kodak's product primarily competes in mid-range applications. In the high-volume CD system market, the Company believes that it and Young Minds have the largest market shares. The Company also has a significant installed base of CD output systems.



         Electronic Delivery Solutions. Anacomp is working actively to bring to market a wide range of electronic delivery solutions. The Company provides COLD and imaging solutions through its recent acquisition of Com-informatic -- the leading COM services provider in Switzerland and also a developer of advanced COLD and imaging products - as well as through a reseller arrangement in the United States.

         The Company also markets an integrated system for document management which is sourced from a third party under the brand names Folders and EOS (an acronym for enterprise output systems). Launched by the Company in 1995, Folders and EOS provide document management solutions for mainframe/host computing environments that allow organizations with significant document access requirements to expedite retrieval regardless of the document's location. As the name indicates, Folders is software that creates electronic document folders, allowing users to organize and store electronic documents. EOS provides for the storage and distribution of electronically generated reports (often voluminous), thereby enabling users to avoid paper storage of such reports and to distribute all or selected portions of reports throughout an organization.

         In addition, the Company recently purchased Cambridge Technology, developers of SPAR(TM) (Securities, Processing, Accounting and Reporting), an advanced securities-related accounting software application for the international trust/custody market. The Company believes that it can increase sales of SPAR by leveraging its global sales and support infrastructure as well as its extensive experience and contacts with financial customers. The Company plans to purchase other software applications synergistic with its current business as opportunities arise.

         Although there are numerous competitors providing a variety of electronic delivery solutions, the Company believes it can be among the first to offer a complete range of solutions - both analog and digital that address all of a customer's document management needs.

Micrographics Supplies

         Anacomp sells the most comprehensive line of micrographics supplies in the world, including original silver halide film, duplicate film, chemicals for microfilm processing, paper and toners for reader/printers, micrographics lamps and bulbs, and other consumables. These products are sold through Anacomp's direct sales forces and through distributor channels.

         The Company also markets a complete line of microfilm/microfiche readers. Many of these products have become only marginally profitable in recent years. To increase profitability, the Company signed an agreement to outsource the manufacture of readers and reader/printers beginning in fiscal 1996 as demand and margins for these products continued to decline. Additionally, the Company ceased production of its DS 300 reader/scanner in fiscal 1996 after completing a build-out of inventory. These decisions resulted in a significant one-time write-off in fiscal 1995. However, the Company continues to offer these types of products to its customers on a reseller basis.

         The Company supplies proprietary wet and dry original halide film used in its XFP series of COM systems and proprietary wet and dry original halide film for its X-series, an earlier generation of Anacomp COM systems. All original microfilm for the Company's COM systems is manufactured for the Company by Kodak under an exclusive supply agreement in what the Company considers to be a proprietary package. The Company believes it can maintain its market share of XFP2000 film sales going forward because of the complexity of the manufacturing process, the Company's patents on its proprietary canister, and the industry's interest in other segments of the film business.

         Anacomp is the world's largest supplier of duplicate microfilm, which is used to create one or more additional copies of original microfiche and microfilm masters. The Company believes that its share of this estimated $75 million worldwide market is approximately 67%, which includes sales to its own output centers. Anacomp's primary competitor in the duplicate microfilm market is Rexham Graphics Ltd. ("Rexham"), with an estimated 25% share of the worldwide duplicate film market. For fiscal 1997, the Company believes that Kodak accounted for approximately 32% and First Image accounted for approximately 12% of the Company's shipments of duplicate microfilm.

         The Company sells original microfilm for Anacomp's COM systems and for other manufacturers' COM systems, with film sold for Anacomp's systems representing the vast majority of original microfilm sales. The Company competes in sales of non- proprietary original COM microfilms with other manufacturers, including Agfa, Fuji Photo Film U.S.A., Inc. ("Fuji"), Kodak, and Imation Corporation ("Imation"), formerly part of 3M. For non-OEM sales of the XFP2000, the Company is the exclusive supplier of original microfilm because of the proprietary nature of the canister in which the film is placed. Anacomp believes that it sells its consumable supplies directly to more than 90% of its worldwide installed base. In fiscal 1996, the Company acquired the assets of one of its competitors, COM Products, Inc. ("CPI"), providing the Company with a more diverse customer base. In fiscal 1997, the Company acquired the assets of Comstor Technology, Inc., a provider of spare parts, refurbished COM systems, and supplies for the COM marketplace.

         International sales in fiscal 1997 accounted for 43% of the Company's total micrographics supplies revenues. In international markets, the Company offers supplies through wholly owned operating subsidiaries and, in countries in which the Company does not have a subsidiary, through a network of distributors. Anacomp believes that it has an estimated 33% of the micrographics supplies market in Europe and an estimated 39% of the supplies market in the Americas (excluding the United States) and Asia. In Europe, the Company's primary competitors for micrographics supplies and equipment are the Kalle Microfilm Division of Hoechst AG, A. Messerli AG, and Rexham.
Its primary competitors in Japan are Kodak and Fuji.

Magnetic Media

         Anacomp manufactures, sells, and distributes a broad range of magnetic media products such as open reel tape; 3480, 3490E, and 3590 tape cartridges; DLT tape cartridges; TK 50/52 CompacTape; quarter-inch, 4mm, and 8mm back-up tape cartridges; and voice logging and instrumentation tape.

         The Company is the world's largest manufacturer of chromium dioxide half-inch tape products (open reel tape, 3480, 3490E, and TK 50/52), widely used by organizations for the near-line and off-line storage of business data. These products are manufactured at Company facilities in Graham, Texas and Brynmawr, Wales. The Company is developing partnerships to enable it to participate in the next generation of magnetic media products, particularly half-inch metal particle tape (3590 cartridges), and it plans to make modest investments in this area. The Company also plans to expand the magnetic media services it offers to its customers; such services include labeling, initialization, library planning, media cleaning and conversion, and disaster recovery.

         Anacomp sells its magnetics products through a worldwide distributor network and, to a lesser extent, through parts of the Company's direct sales force. The Company markets these products under the Memorex, Dysan, Graham, and StorageMaster brand names, and it also is a leading OEM for many of the magnetic media products it manufactures.

         The Company has leading manufacturing and market shares for the products it makes. The Company has no significant competitors with respect to the manufacture of open reel tape, and its worldwide manufacturing and market shares for 3480 and 3490E cartridges are estimated at 38% and 35%, respectively. The Company's major competitors for half-inch tape cartridges are Imation and Emtech Magnetics GmbH (formerly BASF Magnetics GmbH).

Engineering, Research, and Development

         Anacomp's engineering costs, including research and development, were $4.8 million in fiscal 1997, compared to $3.7 million in fiscal 1996 and $2.2 million in fiscal 1995. The Company expects its current research and development efforts to increase as it introduces new electronic and applications solutions. Costs associated with these efforts will be tempered by the Company's plan to acquire the rights to core technologies whenever possible.



         Major projects in fiscal 1997 included the substantial completion of the Company's DragonCOM system, a version of the XFP2000 for the Asian market that is capable of processing double-byte ideographic languages; efforts to improve the speed and expand the functionality of the Company's Image Direct bitmapping initiative; continued development of the Company's "Pegasys" initiative to automate the Company's service centers and to develop advanced transmission capabilities for these centers; uncompleted efforts to develop a customer service application; and various engineering efforts inherited as a result of the Company's acquisition of Data/Ware including research into emerging DVD technology as it relates to document storage.

         The Company owns various patents and licenses covering aspects of its product line and its production processes, as well as proprietary trade secret information relating to its products and services. While the Company believes that the protection provided by these patents, licenses, and proprietary information is important, it also believes that equally significant is the knowledge and experience of its employees and their abilities to develop and market the Company's products and services and to provide value-added benefits to customers.

Raw Materials and Suppliers

         Polyester is the principal raw material used in the manufacture of both microfilm and magnetic media products. Costs for polyester remained generally stable in fiscal 1997, as a result of a relative balance between supply and demand. There can be no assurance, however, that the current trend will continue.

           SKC America, Inc. and SKC Limited (collectively, "SKC") is Anacomp's sole supplier of duplicate microfilm, the result of a ten-year supply agreement between the companies entered into in 1993 as part of SKC's purchase of Anacomp's Sunnyvale, California duplicate microfilm facilities. SKC also provides Anacomp with polyester for a large percentage of its magnetic media products. In connection with the supply agreement, SKC also provided Anacomp with a $25 million trade credit facility, which was reduced to $15 million in fiscal 1997, secured by up to $10 million of products sold to Anacomp by SKC. In addition, under an amendment to the supply agreement executed in 1996, Anacomp agreed to certain price increases, retroactive to 1994, and agreed to make the following deferred payments to SKC related to the retroactive price increases:
$400,000 paid in 1997;  $600,000 due in 1998; $800,000 due in 1999; $800,000 due
in 2000; and $1,000,000 due in 2001.

         Pursuant to the SKC agreement, the Company is required to purchase a substantial portion of its polyester requirements for its magnetic media products. While the Company could purchase certain of these magnetics polyester products from vendors other than SKC, SKC currently is the sole source for polyester used by the Company to manufacture many magnetic media products, including open reel tape.

         Anacomp's XFP2000 COM system utilizes a proprietary, patented original film canister, and the original film used in that canister is supplied exclusively by Kodak. Anacomp also purchases from Kodak substantially all of its requirements for original microfilm for earlier-generation COM recorders manufactured by Anacomp and others, although the Company has from time to time purchased original microfilm utilized in those older COM recorders from other suppliers.

Industry Segments & Foreign Operations

         As discussed in Note 1 to the consolidated financial statements, Anacomp operates in a single business segment -- providing equipment, supplies, and services for document management, including storage, processing, and retrieval. Financial information concerning the Company's operations in different geographical areas is included in Note 21 to the consolidated financial statements.

ITEM 2.  PROPERTIES

         Anacomp maintains corporate offices in Carmel, Indiana (metropolitan Indianapolis) and in Poway, California (metropolitan San Diego). Micrographics manufacturing, engineering, customer service, marketing and product maintenance facilities are all located in Poway, California. Anacomp's magnetics manufacturing facilities are located in Graham, Texas and Brynmawr, Wales. All of Anacomp's facilities have received international recognition for quality standards, earning International Standards Organization ("ISO") 9002 certification.

         The  following   table   indicates  the  square  footage  of  Anacomp's
facilities:

                                    OPERATING              OTHER              CORPORATE
                                   FACILITIES           FACILITIES           FACILITIES              TOTAL
United States:
------------------------------
    Leased.................            646,032               90,953               47,127              784,112
------------------------------
    Owned..................            147,420               15,630                ----               163,050
                                       -------               ------           ----------              -------
------------------------------
                                       793,452              106,583               47,127              947,162
                                       -------              -------               ------              -------
------------------------------
International:
------------------------------
    Leased.................            121,870               29,410                 ----              151,280
------------------------------
    Owned..................            137,853                 ----                 ----              137,853
                                       -------           ----------           ----------              -------
------------------------------
                                       259,723               29,410                 ----              289,133
                                       -------               ------           ----------              -------
------------------------------
      Total................          1,053,175              135,993               47,127            1,236,295
                                     =========              =======               ======            =========


         Other Facilities consist primarily of leased space of abandoned facilities. Approximately 122,908 square feet of the Other Facilities have been sublet to others. Anacomp also leases standard office space for its sales and service centers in a variety of locations. Anacomp considers its facilities adequate for its present needs and does not believe that it would experience any difficulty in replacing any of its present facilities if any of its current agreements were terminated.

         During October 1997 the Company re-negotiated a significant lease for its Poway, California facility. Pursuant to the amended lease, the Company will expand the space it currently occupies (approximately 170,000 square feet) to include the entire facility (333,485 square feet). The new lease is effective January 1, 1998, and has an initial term of ten years, at the end of which time it may be renewed for successive five-year terms. As discussed in Note 24 to the Consolidated Financial Statements the expanded space will primarily be utilized for the consolidation/relocation of the Company's Indianapolis, Indiana corporate offices.


ITEM  3. LEGAL PROCEEDINGS

         The Company and its subsidiaries are potential or named defendants in several lawsuits and claims arising in the ordinary course of business. While the outcome of such claims, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that such liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the financial statements of the Company.

         In the section entitled Management's Discussion and Analysis of the Results of Operations and Financial Condition, Legal Proceedings, of the Prospectus included in the Company's Registration Statement on Form S-4, filed on April 16, 1997 (file number 333-25281), the Company described three legal proceedings to which it was then a party: (1) the "DTSC Matters," pursuant to which the California Department of Toxic Substances Control and the California Regional Water Quality Control Board, San Francisco Bay Region, sought civil penalties and injunctive relief against the Company for alleged environmental law violations with respect to Anacomp's Sunnyvale, California facility, and sought to impose certain clean-up obligations upon the Company with respect to such facility; (2) the "Customs Claim," pursuant to which the United States Customs Service ("Customs") sought the repayment of what Customs believed were duty drawback claims improperly refunded to Anacomp; and (3) the "Contract Claim," pursuant to which Smith Barney, Inc. ("Smith Barney") sought additional fees from the Company which Smith Barney allegedly earned for services that it provided in connection with Anacomp's financial restructuring period. All three of these matters have now been settled to the satisfaction of the Company, which settlements did not have a material adverse affect on its financial statements.




ITEM 4.  SUBMISSION OF MATTERS TO A  VOTE OF SECURITY HOLDERS

         No matters were submitted during the three months ended September 30, 1997, to a vote of Anacomp's security holders through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The current executive officers of the Company, their ages (as of Decemer 19, 1997) and positions are listed below:
             NAME                   AGE      POSITION
Ralph W. Koehrer                     52      President, Chief Executive Officer
                                              and Director
Donald L. Viles                      51      Executive Vice President and Chief
                                              Financial Officer
William C. Ater                      57      Senior Vice President,
                                              Chief Administrative Officer
                                              and Secretary
Jeffrey R. Cramer                    44      Senior Vice President and
                                              General Manager -
                                              Technical Services Cluster
Ray L. Dicasali                      49      Senior Vice President and
                                              Chief Technology Officer
George C. Gaskin                     38      Senior Vice President
                                              and General Counsel
Mary Jane Grinstead                  47      Senior Vice President and
                                              General Manager -
                                              North America West
Richard V. Keele                     48      Senior Vice President and
                                              General Manager - CDS Cluster
Stephen C. Manske                    52      Senior Vice President, COFI Cluster
Kevin M. O'Neill                     43      Senior Vice President,
                                               Business Development and Strategy
Gary M. Roth                         55      Senior Vice President and
                                               General Manager -
                                               Magnetics Cluster
T. Randy Simmons                     50      Senior Vice President and
                                               General Manager - CED Cluster
Emery E. Skarupa                     45      Senior Vice President,
                                               Manufacturing and Materials
Donald W. Thurman                    51      Senior Vice President and
                                               General Manager -
                                               North America East
Peter Williams                       45      Senior Vice President and
                                               General Manager -
                                               International Group
Jeffrey S. Withem                    38      Senior Vice President,
                                               Communications
Thomas L. Brown                      41      Vice President and Treasurer
K. Gordon Fife                       52      Vice President - Tax

         The business experience of each executive officer for the past five years is described below. Each executive officer is elected for a term of one year and holds office until his successor is chosen and qualified or until his death, resignation or removal.

         Ralph W. Koehrer was elected Chief Executive Officer and Director (effective May 1, 1997) on April 29, 1997 and President (effective January 6,
1997) on December 10, 1996. Prior to joining the Company, Mr. Koehrer was with Automatic Data Processing, Inc. ("ADP") for eleven years, most recently as Corporate Vice President of ADP and as President of ADP's Information and Processing Services division.

         Donald L. Viles was elected Executive Vice President and Chief Financial Officer effective March 1, 1996. From October 1985 to March 1996, he served as Vice President and Controller.

         William C. Ater was elected Senior Vice President on August 13, 1997 and Chief Administrative Officer in February 1988. He has served as Secretary since March 1985.



         Jeffery R. Cramer was elected Senior Vice President and General Manager
- Technical Services Cluster on August 13, 1997. Mr. Cramer joined Anacomp in July 1996 with the Company's acquisition of Com Products, Inc. ("CPI"), and served as Senior Vice President-Business Development from February to August 1997. Prior to joining Anacomp, Mr. Cramer had served as President of CPI for more than the past five years.

         Ray L. Dicasali was elected Senior Vice President and Chief Technology Officer on June 3, 1996. From 1993 to 1996, Mr. Dicasali served as Senior Vice President of Technology and Chief Information Officer of Flexel. From 1989 to 1993, Mr. Dicasali was Senior Vice President and Chief Information Officer of Dun and Bradstreet Software.

         George C. Gaskin was elected Senior Vice President, General Counsel and Assistant Secretary on November 17, 1997 after serving as Vice President - Legal and Assistant Secretary since June 1996. From July 1990 to June 1996, Mr. Gaskin served as Corporate Counsel and Assistant Secretary.

         Mary Jane Grinstead was elected Senior Vice President and General Manager - North America West on November 17, 1997 after joining Anacomp as Senior Vice President - U.S. West on August 13, 1997. Ms. Grinstead was previously Senior Vice President of Distribution and Operations for Ardis, a subsidiary of Motorola Corp., for more than the past five years.

     Richard V. Keele was elected Senior Vice President and General Manager - CDS Cluster on August 13, 1997. Mr. Keele joined Anacomp in January 1997 with the Company's acquisition of Data/Ware, and was elected President - Data/Ware Group on February 3, 1997. Mr. Keele had previously served as President of Data/Ware for more than five years.

         Stephen C. Manske was elected Senior Vice President, COFI Cluster on November 17, 1997. Mr. Manske had previously served as Senior Vice President - Business Development from June 1996 to August 1997. Prior to that, Mr. Manske was Vice President - Emerging Technologies from August 1993 to June 1996, and Director, Advanced Technology Development from July 1989 to August 1993.

         Kevin M. O'Neill was elected Senior Vice President, Business Development and Strategy on August 13, 1997 after serving as Senior Vice President - Global Marketing since June 1996. Mr. O'Neill had previously served as Vice President - Global Marketing from 1995 until June 1996. From 1994 to 1995, Mr. O'Neill served as Vice President of Marketing, Strategic Resellers Group. Prior to joining the Company, Mr. O'Neill served as Senior Director, Marketing & Product Development for Fujitsu-ICL Systems, Inc. from 1982 to 1994.

         Gary M. Roth was elected Senior Vice President and General Manager - Magnetics Cluster on November 17, 1997 after serving as President - International Group since October 1995. Previously, Mr. Roth served as Vice President - Americas/Asia Division from November 1992 to September 1995. From October 1991 to October 1992, he served as Manager - LAAP/Canada Operations.

         Thomas R. Simmons was elected Senior Vice President and General Manager
- CED Cluster on August 13, 1997 after serving as President - U.S. Group since October 1995. Previously, Mr. Simmons served as Vice President, Direct Sales Division - East from November 1994 to September 1995. Prior to that, he served as Vice President Information Systems Division from November 1991 to November 1994.

         Emery Skarupa was elected Senior Vice President, Manufacturing and Materials on August 13, 1997. Mr. Skarupa joined the Company in November 1993 as Director of Purchasing and was promoted to Vice President of Materials in May of 1996. Prior to joining Anacomp, Mr. Skarupa served as Director of Materials for Abex Aerospace, a division of Abex Corp., from January 1991 to November 1993.



         Donald W. Thurman was elected Senior Vice President and General Manager
- North America East on November 17, 1997. Mr. Thurman served as Senior Vice President - U.S. East from August 13, 1997 to November 17, 1997, and as Region Vice President - U.S. Group from October 1996 to August 13, 1997. From November 1993 to October 1995, Mr. Thurman was Senior Vice President of Marketing and Business Development for First Image. He served as General Manager of The Software Factory from January to November 1993 and previously served as a Senior Vice President of the Company from January 1990 to January 1993.

         Peter Williams was elected Senior Vice President and General Manager - International Group on November 17, 1997 after serving as President - Magnetics Group since October 1995. Previously, he served as General Manager - Magnetics European Group from 1993 to September 1995. Prior to that, he served from 1990 to 1993 as Vice President, Wales Operations - Magnetics.

         Jeffrey S. Withem was elected Senior Vice President, Communications on August 13, 1997 after serving as Vice President, Planning and Communications and Chief of Staff since June 1996. Mr. Withem was Vice President Strategic Planning and Corporate Communications from October 1995 to June 1996. From 1993 to 1995, Mr. Withem served as Vice President - Marketing, for the Company's Magnetics Group. Prior to that, he was Marketing Communications Manager for Worldwide Marketing for the Company from 1990 to 1992.

         Thomas L. Brown was elected Vice President and Treasurer on May 19, 1996. From January 1995 to April 1996, Mr. Brown served as Corporate Controller of Hurco Companies, Inc. Mr. Brown had previously served as Assistant Vice President - Financial Reporting and Analysis for the Company from March 1991.

         K. Gordon Fife was elected Vice President - Tax in October 1985.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                 STOCKHOLDER MATTERS

         Market, holder and dividend information concerning the Company's common stock appears on page A-3 of this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data appears on page A-2 of this Annual Report on Form 10-K.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations appears on pages A-4 to A-10 of this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary financial information appear on pages A-11 to A-43 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no changes in or disagreements with accountants on accounting and financial disclosures.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company hereby incorporates by reference the information contained under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" from its definitive Proxy Statement (hereinafter, the "Proxy Statement") to be delivered to the shareholders of the Company in connection with the 1998 Annual Meeting of Shareholders to be held February 10, 1998. Certain information relating to executive officers of the Company appears on pages 14 through 16 hereof.

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


PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                   FORM 8-K

(a) 1. The following financial statements and other information appear in Appendix A to this Annual Report on Form 10-K and are filed as a part hereof:


         Selected Financial Data.
         Market Price and Dividend Information.
         Management's Discussion and Analysis of Financial Condition and
              Results of Operations.
         Report of Independent Public Accountants.
         Consolidated Balance Sheets - September 30, 1997 and 1996.
             Consolidated Statements of Operations - Twelve Months Ended September 30, 1997, Four Months Ended September 30, 1996, Eight Months Ended May 31, 1996, Twelve Months Ended September 30, 1995. Consolidated Statements of Cash Flows - Twelve Months Ended September 30, 1997, Four Months Ended September 30, 1996, Eight Months Ended May 31, 1996, Twelve Months Ended September 30, 1995. Consolidated Statements of Stockholders' Equity - Twelve Months Ended September 30, 1997, Four Months Ended September 30, 1996, Eight Months Ended May 31, 1996, Twelve Months Ended September 30, 1995.
         Notes to Consolidated Financial Statements.

      2. Financial Statement Schedules are not filed with this Annual Report on Form 10-K because the Schedules are either inapplicable or the required information is represented in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         During the quarter ended September 30, 1997, and prior to filing its Annual Report on Form 10-K, Anacomp filed no reports on Form 8-K.


(c) The following exhibits are filed with this Annual Report on Form 10-K or incorporated herein by reference to the listed document filed with the Securities and Exchange Commission. Previously unfiled documents are noted with an asterisk (*):

(2)       Changes in Securities:

         Third Amended Joint Plan of Reorganization of the Company and certain of its subsidiaries, incorporated by reference to the Company's Form 8-A filed on May 15, 1996 (File No. 0-7641).

(3)      Articles of Incorporation and Bylaws:

         a) The Amended and Restated Articles of Incorporation, incorporated by reference to the Company's Form 8-K filed on June 19, 1996 (File No. 1-8328).

         b) The Amended and Restated Bylaws, incorporated by reference to the Company's Form 8-K filed on June 19, 1996 (File No. 1-8328).

(4) Instruments defining the rights of security holders, including indentures:

         (a) Warrant Agreement, dated as of June 4, 1996, between the Company and ChaseMellon Shareholder Services, L.L.C., incorporated by reference to the Company's Form 8-K filed on June 19, 1996 (File No. 1-8328).

         (b) Indenture, dated as of March 24, 1997, between the Company and IBJ Schroder Bank & Trust Company, as trustee, relating to the Company's 10 7/8% Senior Subordinated Notes due 2004, incorporated by reference to the Company's Form S-4 filed on April 16, 1997 (File No. 333-25281).

         (c) Purchase Agreement, dated March 19, 1997, between the Company and NatWest Capital Markets Limited, relating to the Company's 10 7/8% Senior Subordinated Notes due 2004, incorporated by reference to the Company's Form S-4 filed on April 16, 1997 (File No. 333-25281).



         (d) Exchange and Registration Rights Agreement, dated March 19, 1997, between the Company and NatWest Capital Markets Limited, relating to the Company's 10 7/8% Senior Subordinated Notes due 2004, incorporated by reference to the Company's Form S-4 filed on April 16, 1997 (File No. 333-25281).

         (e) Form Letter of Transmittal, relating to the Company's 10 7/8% Senior Subordinated Notes due 2004, incorporated by reference to the Company's Form S-4 filed on April 16, 1997 (File No. 333-25281).

(10)     Material Contracts:

         (a) Employment Agreement, effective January 6, 1997, between the Company and Ralph W. Koehrer . incorporated by reference to the Company's Form S-4 filed on April 16, 1997 (File No. 333-25281).

         (b) Employment Agreement, effective March 1, 1992, between the Company and Thomas R. Simmons incorporated by reference to the Company's Form 10-K for the year ended September 30, 1993.

         (c) Employment Agreement, effective February 15, 1996, between the Company and Donald L. Viles incorporated by reference to the Company's Form 10-K for the year ended September 30, 1996.

         (d) *Employment Agreement, effective October 1, 1992, between the Company and Gary M. Roth.

         (e) *Employment agreement, effective May 15, 1996, between the Company and Ray L. Dicasali.

         (f) Common Stock Registration Rights Agreement, dated as of June 4, 1996 by and among the Company and the Holders of Registrable Shares. Incorporated by reference to the Company's Form 8-K filed on June 19, 1996 (File No. 1-8328).

         (g) Amended and Restated Master Supply Agreement, dated October 8, 1993, among Anacomp, Inc., SKC America, Inc. and SKC Limited incorporated by reference to the Company's Form 10-K for the year ended September 30, 1993.

         (h) Credit and Guarantee Agreement, dated as of February 28, 1997, among the Company, certain foreign subsidiary borrowers, the several banks and other financial institutions from time to time parties thereto, Lehman Commercial Paper Inc., as arranger and syndication agent, and The First National Bank of Chicago, as administrative agent incorporated by reference to the Company's Form S-4 filed on April 16, 1997 (File No. 333-25281).

         (i) Guarantee and Collateral Agreement, dated as of February 28, 1997, made by the Company in favor of The First National Bank of Chicago incorporated by reference to the Company's Form S-4 filed on April 16, 1997 (File No. 333-25281).

         (j) First Cumulative Amendment to the Amended and Restated Master Supply Agreement, dated May 17, 1996, by and among the Company, SKC America, Inc. and SKC Limited incorporated by reference to the Company's Form S-4 filed on April 16, 1997 (File No. 333-25281).



(11)*Statement re: computation of per share earnings.

(21)*Subsidiaries of the registrant.

(27)*Financial data schedule (Required for electronic filing only).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                  ANACOMP, INC.
                                                 By:  /s/ Ralph W. Koehrer
                                                      Ralph W. Koehrer
                                                      President, Chief Executive
                              Officer and Director
December 29, 1997
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated:  December 29, 1997                            By:  /s/ Ralph W. Koehrer
                                                     -------------------------
                                                     Ralph W. Koehrer
                                                     President, Chief Executive
                                                     Officer and Director

Dated:  December 29, 1997                            By: /s/ Donald L. Viles
                                                     -----------------------
                                                     Donald L. Viles,
                                                     Executive Vice President
                                                     and Chief Financial Officer

Dated:  December 29, 1997                            By: /s/ Richard D. Jackson
                                                     --------------------------
                                                     Richard D. Jackson,
                                                     Co-Chairman of the Board

Dated:  December 29, 1997                            By:  /s/ Lewis Solomon
                                                     ----------------------
                                                     Lewis Solomon,
                                                     Co-Chairman of the Board

Dated:  December 29, 1997                            By: /s/ Talton R. Embry
                                                     -----------------------
                                                     Talton R. Embry, Director

Dated:  December 29, 1997                            By: /s/ Darius W.Gaskins,Jr
                                                     ---------------------------
                                                     Darius W. Gaskins, Jr.,
                                                     Director

Dated:  December 29, 1997                            By: /s/ Jay P. Gilbertson
                                                     -------------------------
                                                     Jay P. Gilbertson, Director

Dated:  December 29, 1997                            By:/s/ George A. Poole, Jr.
                                                     ---------------------------
                                                     George A. Poole, Jr.,
                                                     Director

                                   APPENDIX A

Annual Report on Form 10-K
Anacomp, Inc.

                                                                         Page

Selected Financial Data..................................................  A-2

Market Price and Dividend Information....................................  A-3

Management's Discussion and Analysis of Financial Condition
  and Results of Operations..............................................  A-4

Report of Independent Public Accountants.................................  A-11

Consolidated Balance Sheets -- September 30, 1997 and 1996...............  A-12

Consolidated Statements of Operations - Twelve Months Ended September 30, 1997,
  Four Months Ended September 30, 1996, Eight Months Ended May 31, 1996,
  Twelve Months Ended September 30, 1995.................................  A-13

Consolidated Statements of Cash Flows -- Twelve Months Ended September 30, 1997,
  Four Months Ended September 30, 1996, Eight Months Ended May 31, 1996,  Twelve
  Months Ended September 30, 1995........................................  A-14

Consolidated Statements of Stockholders' Equity (Deficit) -- Twelve Months
  Ended September 30, 1997, Four Months Ended September 30, 1996,
  Eight Months Ended May 31, 1996, Twelve Months Ended September 30, 1995  A-16

Notes to Consolidated Financial Statements...............................  A-17

ANACOMP, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA

The following Selected Financial Data should be read in conjunction with Item 1, "Business", of Part I of this Annual Report on Form 10-K, and with the Notes to Consolidated Financial Statements:



                                                 Reorganized Company                         Predecessor Company
                                           --------------------------------- ----------------------------------------------------
                                               Fiscal            Four        Eight Months     Fiscal Year Ended September 30,
                                                                                          --------------------------------------
                                            Year Ended           Ended        Ended
                                           September 30,      September 30   May 31,
Dollars in thousands, except per share        1997                1996        1996           1995          1994           1993
amounts
------------------------------------------ ------------------ -------------- ------------- ------------- ------------ -----------
Revenues.............................        $462,510           $151,542       $334,598        $591,189   $592,599      $590,208
Income (loss) before extraordinary items
and cumulative effect of accounting           (56,850)           (22,009)       112,528       (238,326)                   11,691
change...............................                                                                        6,955
Extraordinary items..................         (10,961)                --         52,442                         --         6,900
Cumulative effect on prior years of a              --                 --             --            --        8,000            --
change in accounting for income taxes
Net income (loss)....................         (67,811) (a)       (22,009) (a)   164,970 (b)   (238,326)     14,955        18,591

Earnings (loss) per common and common equivalent share:
Net income (loss)....................         $      (5.05)   $    (2.19)           (C)           (C)           (C)          (C)
Cash dividends per common share......              --                 --             --            --           --            --


(a) The net loss for the fiscal year ended September 30, 1997 and the four months ended September 30, 1996, includes $75.8 and $25.7 million of Reorganization Asset amortization, respectively.

(b) The net income for the eight months ended May 31, 1996, includes $92.8 million of Reorganization items and an extraordinary item of $52.4 million as more fully discussed in Note 3 to the accompanying consolidated financial statements.

(c) Due to the implementation of Fresh Start Reporting, per share data for the Predecessor Company has been excluded as they are not comparable.


                                                Reorganized Company                        Predecessor Company
                                            ----------------------------- -------------------------------------------------------
As of September 30,                              1997            1996          1995          1994           1993        1992
------------------------------------------- ---------------- ------------ ------------- ------------ -------------- -------------
Current assets.......................         $159,882         $147,530     $175,193       $214,129     $218,011      $244,434
Current liabilities..................          128,084          152,996      578,857        208,313      187,082       198,685
Working Capital......................           31,798           (5,466)    (403,664)         5,816       30,929        45,749
Total assets.........................          391,951          435,421      421,029        658,639      643,548       681,561
Long-term debt, net of current portion         247,889          217,044           --        366,625      404,738       429,140
Redeemable preferred stock...........               --               --       24,574         24,478       24,383        24,287
Stockholders' equity (deficit).......           14,520           58,569     (188,243)        49,756       13,799         8,290

MARKET PRICE AND DIVIDEND INFORMATION

Anacomp, Inc.'s common stock is traded on The NASDAQ Stock Market ("NASDAQ") under the ticker symbol "ANCO." The high and low closing prices (as reported by NASDAQ) for the Company's common stock for each quarter during the last two fiscal years were as follows:


                              Fiscal Year 1997           Fiscal Year 1996
                         ---------------------------- ------------------------
                             High           Low          High         Low

First Quarter               $ 9.50          $ 7.75           (1)          (1)
Second Quarter              12.38              8.25          (1)          (1)
Third Quarter               14.00            10.25           (1)          (1)
Fourth Quarter              16.13            11.25        $11.13        $7.63


(1) Due to the Reorganization, common stock prices for the Predecessor Company have been excluded.

The Company's borrowing agreements prohibit the payment of cash dividends on common shares.
The number of stockholders of record as of December 19, 1997 was 157. The number of beneficial stockholders of record as of December 19, 1997 was approximately 1600.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations


         On May 20, 1996 The Company's Reorganization Plan was confirmed by the United States Bankruptcy Court and the Company emerged from bankruptcy reorganization. The Plan of Reorganization resulted in a reduction of approximately $174 million in principal and accrued interest on the Company's debt obligations and in liquidation amount and accrued dividends on its preferred stock. As a result of the Reorganization, the recording of the restructuring transaction and the implementation of Fresh Start Reporting, the Company's results of operations after May 31, 1996 (the cutoff date used for financial reporting purposes) are not comparable to results reported in prior periods. See Note 3 to the accompanying consolidated financial statements for information on consummation of the Plan of Reorganization and implementation of Fresh Start Reporting.


         To facilitate a meaningful comparison of the Company's quarterly and year-to-date operating performance in fiscal years 1997, 1996 and 1995, the following discussion of results of operations on a consolidated basis is presented on a traditional comparative basis for all periods. Consequently, the prior years' information presented below does not comply with accounting requirements for companies upon emergence from bankruptcy, which requirements call for separate reporting for the newly reorganized company and the predecessor company.


CONSOLIDATED RESULTS OF OPERATIONS
Anacomp, Inc. and Subsidiaries

(Dollars in thousands, except per share amounts)         Year ended September 30,           1997          1996 (a)          1995
Revenues:
    Services provided.................................................................... $186,590        $189,257        $219,881
    Equipment and supply sales...........................................................  275,920         296,883         371,308
                                                                                           462,510         486,140         591,189
Operating costs and expenses:
    Costs of services provided...........................................................   97,932         104,499         126,493
    Costs of equipment and supplies sold.................................................  206,582         226,623         290,842
    Selling, general and administrative expenses.........................................   90,731          93,514         132,459
    Amortization of reorganization asset.................................................   75,780          25,663            ----
    Special charges......................................................................     ----            ----         136,889
    Restructuring charges................................................................     ----            ----          32,695
                                                                                           471,025         450,299         719,378
Income (loss)  from operations before interest, other income,  reorganization items,
    income taxes and extraordinary items..............................................      (8,515)         35,841        (128,189)


Interest income..........................................................................    4,346           2,573           2,000
Interest expense and fee amortization....................................................  (35,896)        (39,629)        (70,938)
Financial restructuring costs............................................................     ----            ----          (5,987)
Other income (expense)...................................................................   (1,285)          6,995            (212)
                                                                                           (32,835)        (30,061)        (75,137)
Income (loss) before reorganization items, income taxes and extraordinary items..........  (41,350)          5,780        (203,326)
Reorganization items.....................................................................     ----          92,839            ----
Income (loss) before income taxes and extraordinary items................................  (41,350)         98,619        (203,326)
Provision for income taxes...............................................................   15,500           8,100          35,000
Net income (loss) before extraordinary items.............................................  (56,850)         90,519        (238,326)
Extraordinary items......................................................................  (10,961)         52,442            ----
Net income (loss)........................................................................  (67,811)        142,961        (238,326)
Preferred stock dividends and discount accretion.........................................     ----             540           2,158
Net income (loss) available to common stockholders....................................... ($67,811)       $142,421       $(240,484)

Supplemental:
EBITDA (b)...............................................................................  $83,662         $84,175         $77,393

(a) This column reflects the combination of historical results for the eight months ended May 31, 1996, for the Predecessor Company and for the four months ended September 30, 1996, for the Successor Company.

(b) See definition of EBITDA on Page A-6.

Results of Operations-Fiscal 1997, 1996 and 1995

         General

         Anacomp reported a net loss of $67.8 million for the year ended September 30, 1997 as compared to net income of $143 million and a net loss of $238.3 million for the years ended September 30, 1996 and 1995, respectively. Included in the fiscal 1997 net loss is non-cash amortization of the Company's reorganization value asset of $75.8 million and an extraordinary loss on the extinguishment of debt comprised of a 3% call premium and unamortized discount on the Company's existing 13% subordinated notes totalling $11.0 million net of income taxes.

         Pursuant to a 1990 OEM agreement Kodak was obligated to purchase an additional 151 XFP 2000 systems by October 1997 or pay a cash penalty to the Company. The Company and Kodak negotiated an amendment to the OEM agreement, whereby the Company accepted a $3.6 million cash payment from Kodak, which is included in the current period results, a commitment to purchase an additional 28 XFP 2000 systems by the end of calendar 1997, and a one-time purchase of spare parts. As of September 30, 1997, 12 systems remained to be purchased under this agreement. Kodak purchased all the remaining XFP 2000 systems during the quarter ended December 31, 1997.

         Net  income  for  fiscal  1996  included   $25.7  million  in  non-cash
amortization of the Company's reorganization value asset, a gain of $92.8 million for reorganization items and an extraordinary gain resulting from the discharge of indebtedness of $52.4 million. Included in the fiscal 1995 loss are special charges of $136.9 million, representing a write-off of goodwill of $108 million and $28.9 million of costs associated with software investments. Also included in the fiscal 1995 loss is a $29 million deferred tax provision and $32.7 million of restructuring charges.

         Earnings before interest, other income, reorganization items, special and restructuring charges, taxes, depreciation and amortization and extraordinary items ("EBITDA") was $83.7 million, or 18.1% of revenues for the year ended September 30, 1997. This compares to EBITDA of $84.2 million, or 17.3% of revenues, and $77.4 million, or 13.1% of revenues for the years ended September 30, 1996 and 1995, respectively. Excluding the Kodak payment of $3.6 million described above, EBITDA was $80.1 million for the current period or 17.5% of revenues.

         Total revenues for fiscal 1997 of $462.5 million represent a $23.6 million decrease from fiscal 1996, which had experienced a decrease from fiscal 1995 of $105 million. Approximately $9.8 million of the fiscal 1997 decrease is due to the discontinuance and downsizing of selected product lines, including ICS ($1.5 million), readers and reader/printers ($5.5 million), source document film ($.5 million) and micrographics accessories ($2.3 million). The remaining $13.8 million decrease in revenues is due primarily to the expected general downward trend in both the micrographics supplies and magnetics product lines offset by revenue contributions from the Company's acquisitions and new digital products. Approximately $60.1 million of the fiscal 1996 decrease is due to the discontinuance or downsizing of certain product lines including ICS ($20 million), flexible diskette media ($20.2 million), reader and reader printer products ($12.7 million) and source document film ($7.2 million).

         Cost of services provided as a percentage of services revenue was 52% in fiscal 1997, compared to 55% and 58% for fiscal 1996 and 1995, respectively. The decrease is due primarily to cost reduction efforts in maintenance services initiated by new management. Cost of equipment and supplies sold as a percentage of equipment and supplies sales, excluding the one-time $3.6 million payment noted above, was 76% for fiscal years 1997 and 1996, compared to 78% for fiscal 1995.

         Selling, general and administrative expenses were 20% of revenues in fiscal 1997, excluding the one-time $3.6 million payment noted above, compared to 19% in fiscal 1996. The slight increase was primarily the result of amortization and transition costs associated with the Company's fiscal 1997 acquisition activity. Selling, general and administrative expenses were 22% of revenues in fiscal 1995.

         Products and Services

         The following table shows Anacomp's revenues for each of its five product families for the last three fiscal years:

                                                                           Year ended September 30,
                                                                 1997                1996                 1995
                                                                 ----                ----                 ----
                                                                                              (Dollars in thousands)
Output Services..........................................     $103,595     22%      $103,733     21%    $132,144      22%
Technical Services.......................................       77,123      17        82,105      15      86,175       17
Output Systems...........................................       36,739       8        32,794       9      51,276        7
Micrographics Supplies...................................      131,615      29       150,449      32     190,621       31
Magnetic Media...........................................      102,823      22       112,187      22     128,353       23
Other....................................................       10,615       2         4,872       1       2,620        1
                                                           ----------------------------------------------------------------

        Total............................................     $462,510    100%      $486,140    100%    $591,189     100%
                                                           =================================================================



Output Services

         Output services revenues increased $1.3 million in fiscal 1997, compared to fiscal 1996 (excluding the effect of the ICS sale). COM service volumes increased by 9% while average selling prices decreased by 12%. Data center acquisitions and several large customer gains have contributed to both the increase in volumes and the decrease in average selling prices. Gross margins as a percentage of revenue decreased by 3 percentage points due to the aforementioned impact of lower average selling prices. Output services revenues were down $8.4 million in fiscal 1996 compared to fiscal 1995 (excluding the effect of the ICS sale), primarily due to an 11% decrease in volume. Decreases in average selling prices during fiscal 1996 also adversely affected output services gross margins as a percent of revenue, which decreased 1% from fiscal 1995 to fiscal 1996. ALVA CD services grew by $2.5 million in fiscal 1997 and now comprise approximately 4% of total output services revenue as compared to 1% in fiscal 1996.


Technical Services

         Technical services (primarily maintenance) revenues decreased $5.0 million in fiscal 1997, compared to fiscal 1996 and $4.0 million from fiscal 1995 to fiscal 1996, in part due to the effect of replacing older generation COM systems with the XFP, which has a significantly greater capacity than the older COM systems. Gross margins as a percentage of revenue improved 7 percentage points over the prior year in each of fiscal 1997 and 1996 primarily as a result of the cost reduction efforts mentioned above.

Output Systems

         Output systems revenues, which is comprised of both COM and Digital output systems, increased $3.9 million in fiscal 1997 primarily as a result of contributions from the Company's acquisition of Data/Ware in January 1997. Output systems gross margins as a percentage of revenues increased by 12% due to the change in product mix with a greater portion of sales represented by refurbished sytems which have higher margins.

         COM systems revenues in fiscal 1997 decreased by $5.4 million compared to fiscal 1996, which had experienced an $18.5 million decrease from fiscal 1995. Included in COM systems revenues for fiscal 1995 are $3.5 million in sales of equipment for use in Anacomp data centers under sale and leaseback arrangements. The Company sold or leased 135 XFP2000 units in fiscal 1997 compared to 122 and 156 in fiscal 1996 and 1995, respectively. The decrease in revenue is attributable to an increase in 1997 in the number of units shipped under operating lease arrangements, and a decrease in the number of systems shipped under straight sales arrangements along with a change in the mix and pricing of new and used systems. Fiscal 1997 and 1996 gross margins as a percentage of revenues improved several percentage points due to the change in product mix.

         Digital systems revenues in fiscal 1997 were $9.3 million with the second quarter acquisition of Data/Ware contributing $6.4 million in revenues. There were no digital systems sold during fiscal 1996 or 1995.


Micrographics Supplies

         Micrographics supplies revenues decreased $18.8 million in fiscal 1997 compared to fiscal 1996 consistent with the projected market trends for reader and reader/printers, original COM film, duplicate film and other accessories. Gross margins as a percentage of revenue were comparable between periods.

Micrographics supplies revenues decreased $40.2 million from fiscal 1996 to 1995 principally as a result of the discontinuance and downsizing of product lines, as well as the projected market trends noted above. Micrographics supplies gross margins as a percent of revenue increased 5% in fiscal 1996 compared to fiscal 1995 as a result of changes in product mix due primarily to the sale and downsizing of product lines.


Magnetic Media

         Magnetic media revenues decreased $9.4 million in fiscal 1997 compared to fiscal 1996. The major product categories experiencing a decrease in revenue include 3480 tape cartridges ($5.9 million), open reel tape ($7.7 million) and TK 50/52 tape ($2.0 million). These decreases were partially offset by the new contributions of $5.8 million from metal particle tape products. Gross margins as a percentage of revenue in fiscal 1997 increased slightly from fiscal 1996. Magnetic media revenues decreased $16.2 million in fiscal 1996 compared to fiscal 1995. The decrease was due to the closure of the Omaha, Nebraska factory, which produced flexible diskette media, as well as reduced unit sales of open reel tape. Magnetic media gross margins had remained level in fiscal years 1996 and 1995.

             Interest Expense

         Interest expense and fee amortization of $35.9 million for fiscal 1997, decreased $3.7 million over the prior year due to the Company's refinancing efforts in fiscal 1997 and its improved debt structure as a result of the Reorganization in fiscal 1996. Interest expense and fee amortization of $39.6 million for fiscal 1996, decreased $31.3 million compared to fiscal 1995. The decrease relates to the discontinuance of interest accrued on the Predecessor Company's old subordinated debt during the bankruptcy proceedings, as well as reduced interest expense on the new debt instruments.

         Income Taxes

         The provision for income taxes in fiscal 1997 includes $5.4 million on earnings of Anacomp's foreign subsidiaries and $4.2 million of domestic taxes after considering the impact of the extrordinary loss. Of the $4.2 million net domestic tax provision, approximately $0.7 million is currently payable. See
Note 16 to the consolidated financial statements for further discussion.

         The provision for income taxes in fiscal 1996 includes $6.1 million on earnings of Anacomp's foreign subsidiaries and $2 million of domestic income taxes primarily related to the non-cash charge in lieu of taxes of $1.3 milion along with the alternative minimum tax and state and local taxes. The effective rate as a percentage of income before reorganization items, extraordinary credit, and cumulative effect of accounting change (8.2%) is lower than the U.S. statutory rate because of non-taxable reorganization income partially offset by increases resulting from non-deductible amortization.

         Included in the provision for income taxes in fiscal 1995 is a deferred tax provision of $29 million. The deferred tax provision includes U.S. tax on undistributed foreign earnings of $9 million and a write-off of net deferred tax assets of $20 million. This write-off results from the uncertainty regarding the financial restructuring that was in progress and, accordingly, the uncertainty regarding the ultimate benefit to be derived from Anacomp's tax loss carryforwards. The remaining components of the provision for income taxes in fiscal 1995 were taxes of $4.8 million on earnings of Anacomp's foreign subsidiaries and a tax reserve adjustment of $1.2 million.

Liquidity and Capital Resources

         During the period ended September 30, 1997, Anacomp completed the refinancing of substantially all of its significant debt obligations (see Note 13 to the consolidated financial statements). The refinancings will result in significant interest savings to the Company. Anacomp's cash interest cost will now be at an annual rate of approximately $30 million as compared to approximately $40 million upon the Company's exit from bankruptcy on May 31, 1996. The Company's debt amortization has also been significantly reduced as a result of the refinancings. Anacomp made no principal payments on the new debt during fiscal 1997 and now has scheduled principal payments of $8.7 million in fiscal 1998 and $13.8 million in fiscal 1999. As of September 30, 1997, the current portion of long-term debt was $9.6 million as compared to $31.8 million at September 30, 1996.

         Anacomp's working capital at September 30, 1997, excluding the current portion of long-term debt was $41.4 million, compared to $26.4 million at September 30, 1996. Net cash provided by operating activities increased to $57.8 million for the fiscal year ended September 30, 1997, compared to $49.8 million in the comparable prior period. Net cash used in investing activities was $32.8 million in the current period, compared to net cash provided by investing activities of $3.9 million in the comparable prior period. This change was primarily the result of the Company using $22.4 million of cash for acquisitions in the current period while the Company generated $13.6 million in cash from the sale of the ICS Division in the prior period. Also, the Company increased its capital expenditures for property, plant and equipment by $4.6 million during the current period.

     Net cash used in financing activities decreased to $5.1 million for the fiscal year ended September 30, 1997, compared to $35.5 million in the comparable prior period. The Company's successful rights offering of approximately 3.6 million shares of common stock provided approximately $24.5 million in cash in the current period and the Company's debt refinancing and principal reductions used approximately $30.1 million in net cash. Fiscal 1996 financing activities include a $13 million repayment of debt with proceeds from the sale of the ICS Division and $24.9 million in principal reductions on debt.

         The Company's cash balance (including restricted cash) as of September 30, 1997 was $65.5 million, compared to $47.8 million at September 30, 1996. The Company also has availability of $22.6 million on its $25 million revolving credit facility at September 30, 1997.

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

Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board (FASB) issued a pronouncement related to the calculation and disclosure of Earnings Per Share information. This pronouncement is effective for periods ending after December 15, 1997 and, consequently, no adjustments are reflected in the consolidated financial statements for the period ended September 30, 1997. Adoption of this pronouncement would not have a significant impact on EPS reported for the twelve month period ended September 30, 1997.

         In June 1997, FASB issued two additional pronouncements related to reporting comprehensive income and disclosure of segment information. These two pronouncements are effective for periods beginning after December 15, 1997. The Company has not yet determined the additional disclosures specified by this pronouncement on the consolidated financial statements for the period ended September 30, 1977.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Anacomp, Inc.:

         We have audited the accompanying consolidated balance sheets of Anacomp, Inc. (an Indiana corporation) and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the twelve months ended September 30, 1997, the four months ended September 30, 1996, the eight months ended May 31, 1996 and the twelve months ended September 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anacomp, Inc. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for the twelve months ended September 30, 1997, the four months ended September 30, 1996, the eight months ended May 31, 1996 and the twelve months ended September 30, 1995 in conformity with generally accepted accounting principles.

         As explained in Note 1 to the consolidated financial statements, effective June 30, 1995, the Company changed its method of accounting for the measurement of goodwill impairment.

Arthur Andersen LLP
Indianapolis, Indiana,
November 14, 1997

CONSOLIDATED BALANCE SHEETS
Anacomp, Inc. and Subsidiaries

                                                                                                        Reorganized Company
                                                                                                   ---------------------------------
(Dollars in thousands, except per share amounts)                      As of September 30,               1997             1996
                                                                                                   ---------------------------------

ASSETS
Current assets:
    Cash and cash equivalents ......................................................................   $  58,060    $  38,198
    Restricted cash ................................................................................       7,433        9,597
    Accounts and notes receivable, less allowances for doubtful
        accounts of $5,501  and $6,768,  respectively ..............................................      58,628       58,806
    Current portion of long-term receivables .......................................................       3,647        4,690
    Inventories ....................................................................................      25,261       31,856
    Prepaid expenses and other .....................................................................       6,853        4,383
Total current assets ...............................................................................     159,882      147,530

Property and equipment, at cost less accumulated depreciation and
    amortization of $7,257 and $3,696,  respectively ...............................................      29,063       27,102
Long-term receivables, net of current portion ......................................................       6,587       10,632
Excess of purchase price over net assets of businesses acquired
    and other intangibles, net .....................................................................      17,800        2,285
Reorganization value in excess of identifiable assets, net .........................................     163,856      240,344
Other assets .......................................................................................      14,763        7,528
                                                                                                       $ 391,951    $ 435,421
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt ..............................................................   $   9,595    $  31,848
    Accounts payable ...............................................................................      39,270       48,090
    Accrued compensation, benefits and withholdings ................................................      16,481       13,728
    Accrued income taxes ...........................................................................      13,471       11,930
    Accrued interest ...............................................................................      14,738       10,586
    Other accrued liabilities ......................................................................      34,529       36,814
Total current liabilities ..........................................................................     128,084      152,996

Non current liabilities:
    Long-term debt, net of current portion .........................................................     247,889      217,044
    Other noncurrent liabilities ...................................................................       1,458        6,812
Total noncurrent liabilities .......................................................................     249,347      223,856

Commitments and contingencies (See Note 17) Stockholders' equity :
    Preferred stock, 1,000,000 shares authorized, none issued ......................................        --           --
    Common stock, $.01 par value; 20,000,000 shares authorized; 13,789,764 and 10,099,050 issued and         138          101
        outstanding, respectively
    Capital in excess of par value .................................................................     105,329       80,318
    Cumulative translation adjustment (from May 31, 1996) ..........................................      (1,128)         159
    Accumulated deficit (from May 31, 1996) ........................................................     (89,819)     (22,009)
Total stockholders' equity .........................................................................      14,520       58,569
                                                                                                       $ 391,951    $ 435,421
-----------------------------------------------------------------------------------------------------
See  notes  to   consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Anacomp, Inc. and Subsidiaries

                                                                                  Reorganized Company      Predecessor Company
                                                                            --------------------------------------------------------
                                                                            Twelve          Four         Eight         Twelve
                                                                          Months Ended   Months Ended  Months Ended  Months Ended
                                                                          September 30,  September 30,   May 31,     September 30
(Amounts in thousands, except per share amount)                                1997           1996         1996         1995

REVENUES:
    Services provided ...................................................   $ 186,590    $  59,055    $ 130,202    $ 219,881
    Equipment and supply sales ..........................................     275,920       92,487      204,396      371,308
                                                                              462,510      151,542      334,598      591,189
OPERATING COSTS AND EXPENSES:
    Costs of services provided ..........................................      97,932       31,858       72,641      126,493
    Costs of equipment and supplies sold ................................     206,582       70,097      156,526      290,842
    Selling, general and administrative expenses ........................      90,731       29,688       63,826      132,459
    Amortization of reorganization asset ................................      75,780       25,663         --           --
    Special charges .....................................................        --           --           --        136,889
    Restructuring charges ...............................................        --           --           --         32,695
                                                                              471,025      157,306      292,993      719,378
Income (loss) from operations before interest, other income,
    reorganization items, income taxes and extraordinary items ..........      (8,515)      (5,764)      41,605     (128,189)

Interest income .........................................................       4,346          997        1,576        2,000
Interest expense and fee amortization ...................................     (35,896)     (12,869)     (26,760)     (70,938)
Financial restructuring costs ...........................................        --           --           --         (5,987)
Other income (loss) .....................................................      (1,285)          27        6,968         (212)
                                                                              (32,835)     (11,845)     (18,216)     (75,137)
Income (loss) before reorganization items, income taxes and extraordinary
    items ...............................................................        --        (17,609)      23,389     (203,326)
                                                                                                                     (41,350)
Reorganization items ....................................................        --           --         92,839         --
Income (loss) before income taxes and extraordinary items ...............     (41,350)     (17,609)     116,228     (203,326)
Provision for income taxes ..............................................      15,500        4,400        3,700       35,000
Income (loss) before extraordinary items ................................     (56,850)     (22,009)     112,528     (238,326)
Extraordinary items:
    Gain on discharge of indebtedness, net of  income taxes .............        --           --         52,442         --
    Loss on extinguishment of debt, net of income tax benefits ..........     (10,961)        --           --           --
Net income (loss) .......................................................     (67,811)     (22,009)     164,970     (238,326)
Preferred stock dividends and discount accretion ........................        --           --            540        2,158
Net income (loss) available to common stockholders ......................   $ (67,811)   $ (22,009)   $ 164,430    $(240,484)




EARNINGS (LOSS) PER COMMON AND
    COMMON EQUIVALENT SHARE:

Income (loss) available to common stockholders before extraordinary loss............$(4.23)         $(2.19)
Extraordinary loss on extinguishment of debt...........................              (0.82)        ----
Net income (loss ) available to common shareholders....................             $(5.05)         $(2.19)

See  notes  to   consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Reorganized Company       Predecessor Company
                                                                        ---------------------------------------------------
Anacomp, Inc. and Subsidiaries                                            Twelve       Four          Eight      Twelve
                                                                       Months Ended  Months Ended Months Ended Months Ended
                                                                      September 30,  September 30,  May 31,    September 30
(Dollars in thousands)..............................................      1997          1996         1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss) ..............................................   $ (67,811)   $ (22,009)   $ 164,970    $(238,326)
    Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
      Extraordinary items ..........................................      10,961         --        (52,442)        --
      Non-cash reorganization items ................................        --           --       (107,352)        --
      Depreciation and amortization ................................      93,552       30,635       18,788       43,375
      Non-cash compensation ........................................       1,012          975         --           --
      Provision (benefit) for losses on accounts receivable ........        (341)         482          110        2,742
      Provision for inventory valuation ............................        --           --           --         10,956
      Non-cash charge in lieu of taxes .............................         700        1,300         --           --
      Deferred taxes ...............................................        --           --           --         29,000
      Special charges (See Note 1) .................................        --           --           --        136,889
      Gain on sale of ICS Division .................................        --           --         (6,202)        --
      Other ........................................................       6,278         (175)         997        6,308
  Restricted cash requirements .....................................       2,164       (2,755)      (6,842)        --
  Change in assets and liabilities net of effects from acquisitions:
        Decrease in accounts and long-term receivables .............       6,687        5,637       24,624       30,948
        Decrease (increase) in inventories and prepaid expenses ....       7,118       10,416       11,174       (1,612)
        Decrease (increase) in other assets ........................        (953)           1        1,094       (8,207)
        Increase (decrease) in accounts payable and accrued expenses       4,970      (17,283)      (5,077)      11,465
        Increase (decrease) in other noncurrent liabilities ........      (6,495)       4,671       (5,899)      (3,626)
         Net cash provided by operating activities .................      57,842       11,895       37,943       19,912
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of other assets .............................        --           --           --         18,777
    Proceeds from sale of ICS Division .............................        --           --         13,554         --
    Purchases of property, plant and equipment .....................     (10,399)      (2,224)      (3,599)     (14,372)
    Payments to acquire companies and customer rights ..............     (22,443)      (3,844)        --         (1,262)
         Net cash provided by (used in) investing activities .......     (32,842)      (6,068)       9,955        3,143
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock and warrants ............        --           (139)        --            743
    Proceeds from revolving line of credit and long-term borrowing .     253,853         --          2,656       22,529
    Proceeds from exercise of common stock rights ..................      24,548         --           --           --
    Proceeds from exercise of stock options ........................         412         --           --           --
    Principal payments on long-term debt ...........................    (271,288)     (22,646)     (15,332)     (45,859)
    Payments related to the issuance and extinguishment of debt ....     (12,647)        --
                                                                                                              ---------
    Preferred dividends paid .......................................        --           --           --         (1,031)
                                                                                                              ---------
         Net cash used in financing activities .....................      (5,122)     (22,785)     (12,676)     (23,618)
                                                                                                              ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ............................         (16)        (172)         691          107
                                                                                                              ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................      19,862      (17,130)      35,913         (456)
                                                                                                              ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................      38,198       55,328       19,415       19,871
                                                                                                              ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................   $  58,060    $  38,198    $  55,328    $  19,415
                                                                                                              ---------



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                                                              Reorganized Company             Predecessor Company
                                                                        ------------------------------------------------------------
                                                                         Months Ended    Months Ended    Months Ended   Months Ended
                                                                         September 30,   September 30,      May 31,    September 30,
(Dollars in thousands).................................................      1997            1996            1996            1995
Cash paid during the period for:
    Interest...........................................................      $ 15,016     $   5,581      $ 11,613        $ 39,426
    Income taxes.......................................................      $  6,612     $   2,942      $  3,045        $  4,128


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

See Note 3 for discussion of non-cash activity related to Fresh Start Reporting and the Reorganization.




                                                                              Reorganized Company             Predecessor Company
                                                                        ------------------------------------------------------------
                                                                            Twelve           Four           Eight          Twelve
                                                                         Months Ended    Months Ended   Months Ended    Months Ended
                                                                         September 30,   September 30,    May 31,      September 30,
(Dollars in thousands)                                                       1997            1996          1996            1995
    Notes payable issued...............................................     ----         $   500            ----            ----
    Assets acquired by assuming liabilities............................  $ 1,553            ----            ----            ----
    Interest on subordinated notes satisfied with additional notes.....  $11,960            ----            ----            ----

See  notes  to   consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Anacomp, Inc. and Subsidiaries

                                                                    Capital in     Cumulative
                                                       Common stock  excess of   translation   Accumulat
(Dollars in thousands)                                               par value     adjustment   Deficit        Total
---------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1994 - Predecessor Company   $     457    $ 181,843    $    (269)   $(132,275)   $  49,756
Common stock issued for purchases under the
  Employee Stock Purchase Plan ....................           3          689         --           --            692
Exercise of stock options .........................           1           50         --           --             51
Preferred stock dividends .........................        --           --           --         (2,062)      (2,062)
Accretion of redeemable preferred stock discount ..        --           --           --            (96)         (96)
Translation adjustment for twelve months ..........        --           --          1,598         --          1,598
Graham stock issuance .............................           1          143         --           --            144
Net loss for the twelve months ....................        --           --           --       (238,326)    (238,326)
BALANCE AT SEPTEMBER 30, 1995 - Predecessor Company         462      182,725        1,329     (372,759)    (188,243)
Preferred stock conversion ........................          11        7,893         --           --          7,904
Preferred stock dividends .........................        --           --           --           (516)        (516)
Accretion of redeemable preferred stock discount ..        --           --           --            (24)         (24)
Translation adjustment for eight months ...........        --           --         (1,560)        --         (1,560)
NBS stock issuance ................................          11          (11)        --           --           --
Reorganization ....................................        (484)    (190,607)         231      208,329       17,469
New stock issuance ................................         100       79,666         --           --         79,766
Net income for eight months .......................        --           --           --        164,970      164,970
BALANCE AT  MAY 31, 1996 - Reorganized Company ....         100       79,666         --           --         79,766
Common stock issued for restricted stock award ....           1          791         --           --            792
Fees associated with rights offering ..............        --           (139)        --           --           (139)
Translation adjustment for four months ............        --           --            159         --            159
Net loss for four months ..........................        --           --           --        (22,009)     (22,009)
BALANCE AT SEPTEMBER 30, 1996 - Reorganized Company         101       80,318          159      (22,009)      58,569
Common stock issued for exercise of rights ........          36       24,511         --           --         24,547
Common stock issued for exercise of stock options .           1          500         --           --            501
Translation adjustment for twelve months ..........        --           --         (1,287)        --         (1,287)
Other .............................................        --           --           --              1            1
Net loss for twelve months ........................        --           --           --        (67,811)     (67,811)
                                                                                                          ---------
BALANCE AT SEPTEMBER 30, 1997 - Reorganized Company   $     138    $ 105,329    $  (1,128)   $ (89,819)   $  14,520
                                                                                                          ---------
See notes to consolidated financial statements.


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

Segment Reporting

Anacomp operates in a single business segment providing equipment, supplies and services for document management, including storage, processing and retrieval.

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

Revenue Recognition

Revenues from sales of products and services or from lease of equipment under sales-type leases are recorded based on shipment of products or performance of services. Under sales-type leases, the present value of all payments due under the lease contracts is recorded as revenue, cost of sales is charged with the book value of the equipment plus installation costs, and future interest income is deferred and recognized over the lease term. Operating lease revenues are recognized during the applicable period of customer usage. Revenues from maintenance contracts are deferred and recognized in earnings on a pro rata basis over the period of the agreements.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined by methods approximating the first-in, first-out basis.

The cost of the inventories is distributed as follows:


                                                                                   Reorganized Company
(Dollars                           in                           thousands)        1997             1996
September 30,
--------------------------------------------------------------------------- ----------------- ----------------
Finished goods...........................................................       $     14,887      $     22,557
Work in process..........................................................              3,299             2,748
Raw materials and supplies...............................................              7,075             6,551
                                                                                 $    25,261      $     31,856
---------------------------------------------------------------------------

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

Debt Issuance Costs

The Company capitalizes all costs related to its issuance of debt and amortizes those costs using the effective interest method over the life of the related debt instruments. Unamortized Debt issuance costs were $6.6 million at September 30, 1997 and are included in "Other assets" in the accompanying Consolidated Balance Sheets. During the twelve months ended September 30, 1997, the eight months ended May 31, 1996 and the twelve months ended September 30, 1995, the Company amortized $.9 million, $1 million and $5.7 million, respectively, of debt issuance costs which are included in "Interest expense and fee amortization" in the accompanying Consolidated Statements of Operations. Also, in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), the Company wrote off deferred debt issuance costs of $11.1 million upon the date of the bankruptcy filing. These costs are included in "Reorganization Items" in the accompanying Consolidated Statements of Operations for the eight months ended May 31, 1996.

Goodwill

Excess of purchase price over net assets of businesses acquired ("goodwill") is amortized on the straight-line method over the estimated periods of future demand for the related products acquired. Goodwill at September 30, 1997 is being amortized over periods of three to five years. Effective with Fresh Start Reporting, the Company now measures impairment based on future cash flows of the related products.

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

Reorganization Value in Excess of Amounts Allocated to Identifiable Assets

As more fully discussed in Note 3, the Company has "reorganization value in excess of amounts allocated to identifiable assets" of $163.9 million net of accumulated amortization of $101.4 million at September 30, 1997. This asset is being amortized over a 3.5 year period beginning May 31, 1996. The carrying value of the Reorganization Asset will be periodically reviewed if the facts and circumstances suggest that it may be impaired. The Company will measure the impairment based upon future cash flows of the Company over the remaining amortization period.


Research and Development

The engineering costs associated specifically with research and development programs are expensed as incurred, and amounted to $4.8 for the twelve months ended September 30, 1997, $1.3 million for the four months ended September 30, 1996, $2.4 million for the eight months ended May 31, 1996 and $2.2 million for the twelve months ended September 30, 1995. The Company supports several
engineering   processes,   including  basic  technological   research,   product
development and sustaining engineering support for existing customer installations. The majority of the operating costs for engineering programs in fiscal year 1995 related to continued software development for the XFP 2000 COM recorder, which were recorded as deferred software costs.

Deferred software costs are the capitalized costs of software products to be sold in future periods with COM systems or as stand alone products for current COM system users. The unamortized costs are evaluated for impairment each period by determining their net realizable value. Such costs are amortized over the greater of the estimated units of sale or under the straight-line method not to exceed five years. Due to lower than expected sales of new software products introduced in 1995, Anacomp revised its projected future sales and operating results of software products through 1999. As a result, during 1995 Anacomp wrote off $20.3 million of deferred software costs and established a reserve of $8.6 million for future payments to IBM Pennant Systems for software royalty and system support obligations which were not recoverable based on these revised projections (See Note 17). These charges are reflected in "Special charges" in the accompanying Consolidated Statement of Operations for the fiscal year ended September 30, 1995. Unamortized deferred software costs remaining as of September 30, 1997 total $2.5 million and are included in "Other assets" on the accompanying Consolidated Balance Sheets.

Sale-Leaseback Transactions

Anacomp entered into sale-leaseback transactions of $19.3 million in 1995 relating to COM systems installed in the Company's data service centers. Part of the proceeds were treated as fixed asset sales and the remainder as sales of equipment. Revenues of $3.5 million were recorded for the year ended September 30, 1995. All profits were deferred and were being recognized over the applicable leaseback periods. In connection with Fresh Start Reporting as discussed in Note 3, the deferred profit amount was reduced to zero. Concurrently, the Company established an unfavorable lease reserve related to these leases which is being amortized over the applicable lease periods.
At September 30, 1997 $4.4 million of this reserve remained to be amortized.

Accrued Lease Reserves

Other noncurrent liabilities include reserves established for unfavorable facility and equipment lease commitments, vacant facilities and related future lease costs. Total obligations recorded for these unfavorable lease commitments and future lease and related costs at their estimated amounts were $6.2 and $11.4 million at September 30, 1997 and 1996, respectively. The current portion of these obligations was $4.9 and $6.8 million as of September 30, 1997 and 1996, respectively, and is included in "Other accrued liabilities" and "Accounts payable" in the accompanying Consolidated Balance Sheets.

Income Taxes

Anacomp accounts for income taxes based on the liability method for computing deferred income taxes. The benefit of certain loss carryforwards are estimated and recorded as an asset unless it is "more likely than not" that the benefit will not be realized.

During 1995, the valuation allowance was increased to reduce the Company's net deferred tax asset to zero as a result of the Company's deteriorating financial condition.

 In general, Anacomp's practice has been to reinvest the earnings of its foreign subsidiaries in those operations and to repatriate those earnings only when it was advantageous to do so. In 1995, Anacomp changed its practice whereby the Company now repatriates these earnings. As a result, Anacomp recorded deferred taxes of $8.8 million on all undistributed foreign earnings in 1995.

Cash and Cash Equivalents

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

NOTE  3.
FRESH START REPORTING AND BANKRUPTCY REORGANIZATION:

As noted above, upon emerging from bankruptcy, the Company's Revolving Loan, Multi-Currency Revolving Loan, Term Loans, Series B Senior Notes, 15% Senior Subordinated Notes, 13.875% Convertible Subordinated Debentures and 9% Convertible Subordinated Debentures were canceled. In addition, the Company's 8.25% Cumulative Convertible Redeemable Exchangeable Preferred Stock, Common Stock, Warrants and Stock Options were canceled. In connection therewith, the Company issued new debt and equity securities as mentioned above and described in more detail in Notes 13 and 15.


As of May 31, 1996, the Company adopted Fresh Start Reporting in accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Fresh Start Reporting resulted in material changes to the Condensed Consolidated Balance Sheet, including valuation of assets, intangible assets (including goodwill) and liabilities at fair market value and valuation of equity based on the appraised reorganization value of the ongoing business. The net result of the valuation of identifiable assets, the recognition of liabilities at fair market value and the valuation of equity was the Reorganized Company recognizing an asset "Reorganization Value in excess of identifiable assets" totaling $267.5 million as of May 31, 1996.











As a result of the Bankruptcy Reorganization, the Predecessor Company recorded an extraordinary gain resulting from the discharge of indebtedness of $52.4 million calculated as follows:

                                                                              May 31, 1996
                                                                         (Dollars in thousands)
                                                                        -----------------------
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
                                                                        =======================

In accordance with SOP 90-7, expenses of the Predecessor Company resulting from the Chapter 11 Reorganization are reported separately as reorganization items in the accompanying Consolidated Statements of Operations, and are summarized below:


                                                                                     Eight Months
                                                                                            Ended
           (Dollars in thousands)                                                    May 31, 1996
           ---------------------------------------------------------------------- ----------------
           Write-off of deferred debt issue costs and discounts............              $(17,551)
           Adjustment of assets and liabilities to fair market value.......               124,903
           Legal and professional fees associated with bankruptcy..........               (14,944)
           Interest earned on accumulated cash.............................                   431
                                                                                  ----------------
                                                                                         $ 92,839
                                                                                  ================


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

Anacomp, Inc. and Subsidiaries
Pro Forma Condensed Financial Information

                                                                     Pro Forma          Pro Forma
                                                                   Twelve Months      Twelve Months
                                                                      Ended              Ended
                                                                September 30, 1996   September 30, 1995
(Dollars in thousands)                                        ------------------------------------------
Total Revenues................................................       $484,637           $ 569,668
Operating costs and expenses..................................        493,291             763,514
Loss before interest, other income, reorganization items,
   income taxes and extraordinary credit......................         (8,654)           (193,846)

Interest expense and fee amortization.........................        (41,327)            (44,301)
Net loss available to common stockholders.....................        (53,713)           (277,346)


NOTE 4.
SALE OF ICS DIVISION:

Effective November 1, 1995, Anacomp sold its ICS Division for approximately $13.5 million, which resulted in a net gain to the Company of $6.2 million that is reflected in "other income (expense)" in the accompanying Consolidated Statement of Operations. The proceeds from this sale were used to reduce the principal balance on certain senior debt. The ICS Division performed source document microfilm services at several facilities around the country generating approximately $20 million of revenues per year.

NOTE 5.
RESTRUCTURING CHARGES:

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


NOTE 6.
FINANCIAL RESTRUCTURING COSTS:

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


NOTE 7.
EXCESS OF PURCHASE PRICE OVER NET ASSETS
OF BUSINESSES ACQUIRED (GOODWILL):

Goodwill as of September 30 is summarized as follows (dollars in thousands):

                                                            Reorganized Company
                                                     -------------------------------
                                                              1997            1996
                                                              ----            ----
Goodwill...............................................     $20,673          $2,419
Less accumulated amortization..........................      (2,873)           (134)
                                                            $17,800          $2,285






NOTE 8.
FAIR VALUES OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information for certain financial instruments. The carrying amounts for trade receivables and payables are considered to be their fair values. The carrying amounts and fair values of the Company's other financial instruments at September 30, 1997, and 1996, are as follows:

                                                                                Reorganized Company
                                                        --------------------------------------------------------------------
                                                             September 30, 1997                September 30, 1996
                                                        Carrying Amount                   Carrying Amount
(Dollars in thousands)                                                      Fair Value                        Fair Value
-------------------------------------------------------
Long-Term Debt:
-------------------------------------------------------
     11-5/8% Senior Secured Notes...................... $       ----       $      ----        $ 97,902          $ 97,902
-------------------------------------------------------
     Multicurrency Revolving Loan......................        2,439             2,439            ----              ----
-------------------------------------------------------
     Senior Secured Term Loan..........................       55,000            55,000            ----              ----
-------------------------------------------------------
     10 7/8% Senior Subordinated Notes.................      196,611           210,160            ----              ----
-------------------------------------------------------
     13% Senior Subordinated Notes.....................         ----              ----         147,058           163,829
-------------------------------------------------------

The September 30, 1997 and 1996 estimated fair value of Long-Term Debt was based on quoted market values or discounted cash flow.

NOTE 9.
ACQUISITIONS:

During the three years ended September 30, 1997, Anacomp made the acquisitions set forth below, each of which has been accounted for as a purchase. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

Fiscal 1997

During fiscal 1997, Anacomp acquired either the customer bases and other assets or the stock of nine businesses. Total consideration was $25.5 million, of which approximately $18.3 million was assigned to excess of purchase price over net assets acquired. The aggregate purchase prices consisted of $22.4 million cash, $1.6 million in assumed liabilities and contingent cash and/or stock payments of up to $10.0 million based upon future operating results over the next two to five years.

Fiscal 1996

During fiscal 1996, Anacomp acquired certain assets of one business. Total consideration was $4.3 million, of which approximately $2.4 million was assigned to excess of purchase price over net assets acquired. The purchase price consisted of $3.8 million in cash and a one-year note payable of $500,000 which accrues interest at prime.

Fiscal 1995

During fiscal 1995, Anacomp made no significant acquisitions.

NOTE 10.
SKC AGREEMENT:

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

In connection with the Supply Agreement, SKC also provided the Company with a $25 million trade credit facility which was reduced to $15 million in fiscal 1997 (secured by up to $10 million of products sold to the Company by SKC), all of which is outstanding at September 30, 1997. The trade credit arrangement bears interest at 1.75% over the prime rate of The First National Bank of Boston (10.25% as of September 30, 1997).

In connection with an amendment to the Supply Agreement as of the effective date under the Plan of Reorganization, the Company agreed to certain price increases, retroactive to 1994, and agreed to make the following deferred payments related to the retroactive price increases to SKC (which were accrued in "Other accrued liabilities" in the accompanying Consolidated Balance Sheets): (a) $400,000 paid in 1997: (b) $600,000 due in 1998; (c) $800,000 due in 1999; (d) $800,000 due in
2000; and (e) 1,000,000 due in 2001.

NOTE 11.
PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:


                                                              Estimated Useful                 Reorganized Company
(Dollars in thousands)                   September 30,         Life in Years              1997                    1996
----------------------------------------------------------- --------------------- ---------------------- -----------------------
Land and buildings....................................            10 - 40             $  3,286                $ 3,148
Office furniture......................................             3 - 12                2,765                  2,499
Manufacturing equipment and tooling...................             2 - 10                4,442                  4,161
Field support spare parts.............................             4 - 7                 5,875                  5,852
Leasehold improvements................................         Term of Lease               645                    852
Equipment leased to others............................             2 - 4                 2,185                    467
Processing equipment..................................             3 - 12               17,122                 13,819
                                                                                        36,320                 30,798
Less accumulated depreciation and amortization........                                  (7,257)                (3,696)
                                                                                       $29,063                $27,102


NOTE 12.
LONG-TERM RECEIVABLES:

Long-term receivables consist of the following:

                                                                                               Reorganized Company
(Dollars in thousands)                                          September 30,              1997                   1996
---------------------------------------------------------------------------------- ---------------------- ---------------------
Lease contracts receivable...................................................         $   8,785              $  12,546
Notes receivable from asset sales............................................             1,279                  2,260
Other........................................................................               170                    516
                                                                                         10,234                 15,322
Less current portion.........................................................            (3,647)                (4,690)
                                                                                      $   6,587              $  10,632

Lease contracts receivable result from customer leases of products under agreements which qualify as sales-type leases. Annual future lease payments to be received under sales-type leases are as follows:


(Dollars in thousands)  Year Ended September 30,
--------------------------------------------------------------------------------
1998.............................................................    $   4,512
1999.............................................................        3,014
2000.............................................................        1,667
2001.............................................................          738
2002.............................................................          214
                                                                        10,145
Less deferred interest...........................................       (1,360)
                                                                      $  8,785


NOTE 13.
LONG-TERM DEBT:
Long-term debt is comprised of the following:

                                                                                            Reorganized Company
(Dollars in thousands)                                          September 30,              1997                   1996
---------------------------------------------------------------------------------- ---------------------- ---------------------


13% Senior Subordinated Notes (net of unamortized discount of $12,942)                         ----                147,058
Multicurrency Revolving Loan at 6.6%.........................................                 2,439                   ----
Senior Secured Term Loan at 8.7%.............................................                55,000                   ----
10 7/8% Senior Subordinated Notes (net of unamortized discount               of
    $3,389 ..................................................................               196,611                   ----
Non-interest bearing installment note payable due October 30, 1996...........                  ----                    400
Other........................................................................                 3,434                  3,532
                                                                                            257,484                248,892
Less current portion.........................................................                (9,595)               (31,848)
                                                                                           $247,889               $217,044




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

As of September 30, 1997, $55 million was outstanding under the Term Facility, and $2.4 million was outstanding under the Revolving Facility. The entire Revolving Facility is available for loans denominated in U.S. dollars and certain foreign currencies ("Multicurrency Loans"), and up to $10 million of the Revolving Facility is available for letters of credit of which $2.7 million was outstanding at September 30, 1997. The Term Facility is repayable in thirteen quarterly installments commencing March 31, 1998, with the final installment due on March 31, 2001. The Revolving Facility terminates on February 28, 2001.

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



The Term Facility and the Revolving Facility are secured by all of the Company's tangible and intangible assets (including intellectual property, real property and all of the capital stock of each of the Company's direct or indirect domestic subsidiaries and 65% of the capital stock of each of the Company's material direct foreign subsidiaries). All of the Company's obligations under the Credit Facility are unconditionally guaranteed by the Company's direct or indirect domestic subsidiaries. In addition to customary covenants, the Credit Facility requires that the Company: (a) maintain certain ratios of Consolidated EBITDA (as defined in the Credit Facility), (b) not incur any indebtedness other than the 10 7/8% Senior Subordinated Notes due 2004 (the "Notes"), indebtedness under the Credit Facility and certain other indebtedness, (c) not permit any lien to exist on any of its property, assets or revenues, except the liens in favor of the Senior Secured Lenders, existing liens and certain other liens (d) not to incur any guarantee obligations, except the guarantee obligations related to the Credit Facility and certain other guarantee obligations and (e) prohibits payment of dividends to common shareholders.

The Company must use 25% of Consolidated Excess Cash Flow (as defined in the Credit Facility) in fiscal 1997 and 50% of Consolidated Excess Cash Flow thereafter to repay the Term Facility and reduce Revolving Facility commitments. Additionally, 100% of the Net Proceeds (as defined in the Credit Facility) of any Asset Sale (as defined in the Credit Facility) and 75% of proceeds from the sale of Capital Stock (as defined in the Credit Facility) not used for acquisitions or the repurchase of subordinated debt, must be applied to repay the Term Facility and reduce the Revolving Facility commitments. The Term Facility repayment schedule, after considering the terms of the excess cash flow requirements, is as follows:

                                                   Year ended September 30,
 (Dollars in thousands)

 1998..........................................           $ 8,740
 1999..........................................             13,780
 2000..........................................             20,669
 2001..........................................             11,811
                                                   ------------------------
                                                          $ 55,000
                                                   ========================


10 7/8% Senior Subordinated Notes

On March 24, 1997, the Company issued $200 million of 10 7/8% Senior Subordinated Notes ("the Notes"). The Notes were sold at 98.2071% of the face amount to yield proceeds of $196.4 million. The proceeds of the Notes were used to repay the existing 13% Senior Subordinated Notes due 2002, including a 3% call premium and accrued interest, to reduce the SKC trade payable by $10 million and associated accrued interest, and to pay certain fees and expenses. As a result of the call premium ($5.2 million) and existing discount on the 13% notes ($11.6 million), the Company recorded an extraordinary loss on the extinguishment of debt of $11.0 million, net of tax benefits.

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

The indenture relating to the Notes contains covenants related to limitations of indebtedness of the Company and restricted subsidiaries, limitations on restricted payments, limitations on restrictions on distributions from restricted subsidiaries, limitations on sale of assets and restricted subsidiary stock, limitations on liens, a prohibition on layering, limitations on transactions with affiliates, limitations on issuance and sale of capital stock of restricted subsidiaries, limitations of sale/leaseback transactions and prohibits payment of dividends to common shareholders.


NOTE 14.
RIGHTS OFFERING:

On October 30, 1996, the Company completed a rights offering to its existing shareholders that resulted in the issuance of 3.6 million shares of common stock. For each share of Anacomp common stock held as of the close of business on September 18, 1996, the Company distributed 0.36 rights to purchase an additional share of common stock at a subscription price of $6.875 per share. The Company is using the proceeds of the rights offering, approximately $25 million, for the acquisition of businesses, assets and technologies.

NOTE 15.
CAPITAL STOCK:

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

With regard to the stock options, the options were granted at an exercise price of $4.63 per share of new common stock which will result in approximately $3.2 million of compensation expense over the vesting period of the options based on the market value of the stock at August 22, 1996. 75% of the options vest ratably during the period from June 30, 1997 to June 30, 1999. 25% of the options vest on September 30, 1999, provided certain performance goals have been met; otherwise the options vest on June 30, 2003. During 1997 and 1996, approximately $1 million and $200,000, respectively, was recognized as compensation expense related to the options and the above noted restricted stock award. The options expire 10 years after the date of the grant. As of September 30, 1997, 164,950 options were exercisable.

With regard to the restricted shares of new common stock, the shares vest immediately and thus the Company recognized approximately $0.8 million of compensation expense immediately upon granting the award based on the market value of the Company's stock on August 22, 1996. The shares are restricted from sale or transfer by the recipient employees until after September 30, 1997. Effective December 6, 1996, 34,650 shares of restricted stock were returned by employees to the Company.

In addition, on February 3, 1997 the Company's shareholders approved the 1996 Long-Term Incentive Plan, which provides for the future issuance of various forms of stock related awards including options, stock appreciation rights and restricted shares. The Company has reserved 1,400,000 shares of new common stock for issuance under this plan. Awards, including the nature of the awards and related exercise prices, are to be determined at the discretion of the Compensation Committee of the Board of Directors in accordance with the plan provisions.

The Company accounts for its Stock Option Plans in accordance with APB Opinion No. 25 ("APB 25"), under which compensation expense is recognized only to the extent the exercise price of the option is less than the fair market value of a share of stock at the date of grant. During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensations (SFAS 123), which considers the stock options as compensation expense to the Company, based on their fair value at the date of grant. Under this new standard, the Company has the option of accounting for employee stock option plans as it currently does or under the new method. The Company intends to continue to use the APB 25 method for accounting, but has adopted the disclosure requirements of SFAS 123. Had compensation costs for these plans been determined consistant with SFAS 123, the Company's net income would have been as follows:


                                         Months Ended     Four Months Ended
                                     September 30, 1997   September 30, 1996

Net loss as reported................    $ (67,811)          $ (22,009)
Pro forma net loss..................    $ (69,940)          $ (22,096)
Pro forma loss per share............    $ (5.21)            $ (2.20)




                                                                                                     Weighted Ave.
Stock Option activity under the plan was as follows:                               Shares              Exercise Price
--------------------------------------------------------------------------- ------------------- --------------------------
Oustanding at June 1, 1996...........................................               ----                  ----
Granted...............................................................            947,500                  $  4.63
Outstanding at September 30, 1996.....................................            947,500                  $  4.63
Granted...............................................................            939,205                  $ 10.64
Canceled..............................................................           (135,650)                 $  4.86
Exercised.............................................................            (80,000)                 $  5.15
                                                                            ------------------- --------------------------
Outstanding at September 30, 1997.....................................          1,671,055                  $  7.96
                                                                            =================== ==========================


The following information is summarized related to options outstanding at September 30, 1997:

                                                                                             Weighted Ave.
Number of       Range of Exercise     Weighted Ave.      Weighted Ave.       Options         Exercise Price of
   Options      Price Per Share       Exercise Price     Remaining Life      Excercisable    Options Excercisable
   743,725                $4.63                $4.63         8.89 Years        137,500                $4.63
   575,598           $7.95 - $11.13            $9.36         9.22 Years         49,253                $9.66
   351,732         $12.50 - $14.63           $12.74          9.68 Years          2,000               $12.50
 1,671,055


The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model. The weighted average fair value of options granted during 1997 and 1996, as well as the weighted average assumptions used to determine the fair values are summarized below:

                                                         1997           1996
                                                      ------------- ------------
Fair Value of Options Granted...................      $ 6.73         $  6.05

Risk-Free Interest Rate.........................        6.22%            6.57%
Expected Dividend Yield.........................           0%             0%
Expected Volatility.............................          40%             40%
Expected Life...................................      10 Years        10 Years


Warrants

In connection with the Reorganization discussed in Note 2, Anacomp issued 362,694 new warrants to certain creditors and previous common and preferred stockholders. Each new warrant was convertible into one share of new common stock at an exercise price of $12.23 per share. In connection with the rights offering discussed in Note 14, each new warrant is now convertible into 1.0566 shares of new common stock at an exercise price of $11.57 per share. The new warrants expire on June 3, 2001.

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

At September 30, 1997, approximately 3.3 million shares of Anacomp new common stock were reserved for exercise of stock options, exercise of warrants, employee stock purchases and other corporate purposes.

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

No shares were available for grant at May 31, 1996. Shares available for grant under the plans were 1,401,328 at September 30, 1995.
Options outstanding were as follows:


                                                                                                      Option Price
                                                                            Shares                      Per Share
--------------------------------------------------------------------------- ------------------- --------------------------
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

NOTE 16.


INCOME TAXES:


The components of income (loss) before income taxes and extraordinary credit were:

                                                                                            Predecessor Company
                                                                                     -----------------------------------
                                           Twelve Months           Four Months        Eight Months      Twelve Months
                                               Ended                  Ended               Ended             Ended
(Dollars in  thousands)                 September 30, 1997     September 30, 1996     May 31, 1996          1995
-------------------------------------- ---------------------- ---------------------- ---------------- ------------------
United States.......................       $(53,968)              $(21,602)               $112,100    $(209,151)
Foreign.............................         12,618                  3,993                                  5,825
                                                                                         4,128
                                           $(41,350)              $(17,609)               $116,228      $(203,326)


The components of the consolidated tax provision after utilization of net operating loss carryforwards and the adjustment of tax reserves are summarized below:

                                                                                               Predecessor Company
                                                                                        -----------------------------------
                                              Twelve Months           Four Months        Eight Months      Twelve Months
                                                  Ended                  Ended               Ended             Ended
(Dollars in thousands)                     September 30, 1997     September 30, 1996     May 31, 1996          1995
----------------------------------------- -------------------- ---------------------- ---------------- ------------------
Current:
    Federal.........................          $     300               $    600           $     ----          $    ----
    Foreign.........................              5,400                  2,400              3,700                4,800
    State...........................                400                    100               ----                 ----
                                               $  6,100                  3,100              3,700                4,800
Tax reserve adjustment..............              2,800                   ----               ----                1,200
Non-cash charge in lieu of taxes ...                700                  1,300             29,000               29,000
                                               $  9,600                $ 4,400            $32,700              $35,000




The income tax provision is included in the Consolidated Statements of Operations as follows:

                                                                                                 Predecessor Company
                                                                                       -----------------------------------------
                                             Twelve Months           Four Months        Eight Months         Twelve Months
                                                 Ended                  Ended               Ended                Ended
(Dollars in thousands)                    September 30, 1997     September 30, 1996     May 31, 1996      September 30, 1995
---------------------------------------- ---------------------- ---------------------- ---------------- ------------------------

Provision   for  income   taxes  before
extraordinary items.................          $ 15,500               $  4,400           $  3,700             $ 35,000
Extraordinary   gain  on  discharge  of
indebtedness........................              ----                   ----             29,000                 ----
Extraordinary  loss  extinguishment  of
indebtedness........................     ---------------------           ----          -------------  -------------------------
                                                (5,900)                                     ----                 ----
                                              $  9,600                $ 4,400            $32,700              $35,000





For the reorganized company, the non-cash charge in lieu of taxes represents the utilization of pre-organization tax benefits which are reflected as reductions in the reorganization asset. For the predecessor company, the non-cash charge in lieu of taxes represents the utilization of pre-acquisition tax benefits which are reflected as reductions to goodwill.

The following is a reconciliation of income taxes calculated at the United States federal statutory rate to the provision for income taxes:

                                                                Twelve             Four             Eight           Twelve
                                                             Months Ended      Months Ended     Months Ended    Months Ended
                                                             September 30,    September 30,        May 31,         May 31,
(Dollars in thousands)                                           1997              1996             1996              1995
----------------------------------------------------------- ---------------- ----------------- ---------------- -----------------
Provision for income taxes at U.S. statutory rate........     $(14,203)        $ (6,200)         $ 40,700         $(71,200)
Non taxable reorganization income........................         ----             ----           (43,700)             ---
Increase in deferred tax asset valuation allowance.......         ----             ----              ----           51,400
Nondeductible  amortization  and  write-off of  intangible
assets...................................................       24,359            8,300             2,500           40,500
State and foreign income taxes...........................        2,677            1,200             2,300            2,800
U.S. tax on distributed and undistributed foreign earnings
                                                                  ----             ----              ----           12,300
Tax reserve adjustment...................................        2,800             ----              ----            1,200
Tax effect of  pre-reorganization  loss not  available due
to ownership change .....................................         ----             ----             2,100             ----
Alternative minimum tax..................................          400            1,000              ----             ----
Other....................................................         (533)             100              (200)          (2,000)
                                                              $ 15,500         $  4,400          $  3,700         $ 35,000
-----------------------------------------------------------

The components of deferred tax assets and liabilities at September 30, 1997 and September 30, 1996 are as follows:

                                                                                    September 30,          September 30,
Net Deferred Tax Asset (Dollars in thousands)                                           1997                   1996
------------------------------------------------------------------------------- ---------------------- ----------------------
Tax effects of future differences related to:
    Inventory reserves.......................................................            $ 9,300            $     7,000
    Depreciation.............................................................              1,900                  1,600
    Building reserves........................................................              1,600                    500
    EPA reserve..............................................................              2,700                  2,500
    Sale/leaseback of assets.................................................               (900)                   700
    Restructuring activities.................................................               (400)                 1,200
    Asset sale...............................................................              1,800                  2,600
    Bad debt reserve.........................................................              1,700                  1,800
                                                                                           1,400                   ----
       Insurance..................................................................................................
    Other....................................................................              4,600                  7,800
    Leases...................................................................             (1,600)                (2,100)
    Capitalized software.....................................................             (2,300)                (2,700)
Net tax effects of future differences........................................             19,800                 20,900
Tax effects of carryforward benefits:
    Federal net operating loss carryforwards.................................             59,900                 47,900
    Federal general business tax credits.....................................              3,200                  3,600
    Foreign tax credits......................................................              3,000                  3,000
Tax effects of carryforwards.................................................             66,100                 64,500
Tax effects of future taxable differences and carryforwards..................             85,900                 85,400
Less deferred tax asset valuation allowance..................................            (85,900)               (85,400)
Net deferred tax asset.......................................................             $ ----          $        ----




At September 30, 1997, the Reorganized Company has NOLs of approximately $149.6 million available to offset future taxable income. This amount will increase to $199.1 million as certain temporary differences reverse in future periods. Usage of these NOLs by the Reorganized Company is limited to approximately $4 million annually. However, the Reorganized Company may authorize the use of other tax planning techniques to utilize a portion of the remaining NOLs before they expire. In any event, the Reorganized Company expects that substantial amounts of the NOLs will expire unused.

The Reorganized Company has tax credit carryforwards of approximately $16.9 million. These tax credits are principally foreign tax credit carryforwards resulting from inclusion of the accumulated earnings and profits of the Reorganized Company's foreign subsidiaries in U.S. taxable income in 1996. The Reorganized Company expects that these credits will expire unused.

The tax benefits of pre-reorganization net deferred tax assets will be reported first as a reduction of "Reorganization value in excess of identifiable assets" and then as a credit to equity. These tax benefits will not reduce income tax expense.

NOTE 17.
COMMITMENTS AND CONTINGENCIES:

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

(Dollars in thousands)                   Year ended September 30,
 ------------------------------------------------------------------------------
 1998.............................................................    $15,351
 1999.............................................................      6,180
 2000.............................................................      2,482
 2001.............................................................      1,456
 2002.............................................................      1,032
 2003 and thereafter..............................................      6,909
                                                                       33,410

 Less liabilities recorded as of September 30, 1997 related
  to unfavorable lease commitments and future lease costs
  for  vacant   facilities  ($4.9  million  reflected  in  current
  liabilities).................................................        (6,197)

                                                                       27,213

The total of future minimum rentals to be received under noncancelable subleases related to the above leases is $752,000. No material losses in excess of the liabilities recorded are expected in the future.

In November 1993, Anacomp and Pennant Systems, a division of IBM, announced a joint effort to develop software which will allow Anacomp's XFP 2000 to process and image IBM Advanced Function Presentation ("AFP") formatted data. This program resulted in the XFP 2000 being able to output AFP data streams, including those containing fonts, logos, signatures and other images, onto microfiche.

As consideration for the development of the AFP, Anacomp paid Pennant Systems a development fee of $6.5 million. Anacomp was also required to pay Pennant Systems minimum annual royalty payments for the licensed system installations for six years and for ongoing system support which began in December 1995 and continues for 10 years. During 1995, Anacomp established a reserve of $8.6 million for future payments to Pennant Systems for software royalty and systems support obligations which were not recoverable as more fully discussed in Note
1. In connection with the Company's financial restructuring during 1996, this contract was renegotiated with Pennant such that the reserve requirements were greatly reduced. The renegotiated contract requires Anacomp to make future license fee payments to Pennant Systems of $625,000 annually through fiscal year 1999, of which $0.6 million is reserved at 9/30/97.

The Company sold $10.5 million of lease receivables in the twelve months ended September 30, 1995. Under the terms of the sale, the purchasers have recourse to the Company should the receivables prove to be uncollectable. The amount of recourse remaining at September 30, 1997 is $1.2 million.

Anacomp also is involved in various claims and lawsuits incidental to its business and management believes that the outcome of any of those matters will not have a material adverse effect on its consolidated financial position or results of operations.

NOTE 18.
SUPPLEMENTARY INCOME STATEMENT INFORMATION:

                                                          Twelve              Four              Eight              Twelve
                                                       Months Ended       Months Ended       Months Ended       Months Ended
                                                       September 30,     September 30,         May 31,            May 31,
(Dollars                                         in        1997               1996               1996               1995
thousands)
---------------------------------------------------- ------------------ ----------------- ------------------- -----------------
    Maintenance and repairs........................      $ 10,550          $   3,505         $   7,243         $ 16,609
    Depreciation and amortization:
       Property and equipment......................        10,278              3,696             8,573           19,406
       Deferred software costs.....................         1,730                297             1,883            3,449
       Intangible assets...........................        79,156             25,853             6,841           13,143
    Rent and lease expense.........................        16,641              5,936            13,958           23,755

NOTE 19.
OTHER ACCRUED LIABILITIES:

Other accrued liabilities consist of the following:
                                                                                 Reorganized Company
                                                                           --------------------------------
(Dollars in thousands)                                                                       1997             1996

September 30,
-------------------------------------------------------------------------- ---------------- ---------------
Unfavorable lease commitment related to sale/leaseback transactions......       $ 3,755          $ 4,550
EPA reserve..............................................................         6,779            6,961
Other....................................................................        23,995           25,303
                                                                                $34,529          $36,814
--------------------------------------------------------------------------

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

NOTE 20.
EARNINGS (LOSS) PER SHARE:

The computation of earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from stock options and exercise of warrants. Fully diluted earnings
(loss) per share also reflect additional dilution related to stock options due to the use of the market price at the end of the period, when higher than the average price for the period. For the twelve months ended September 30, 1997, and the four months ended September 30, 1996, earnings per share is presented based on the weighted average shares outstanding before the effect of continently issuable shares, stock options or warrants due to the losses reported for the periods.

The weighted average number of common shares outstanding and net income (loss) per common share for periods prior to May 31, 1996 have not been presented because, due to the Reorganization and implementation of Fresh Start Reporting, they are not comparable to subsequent periods.

The weighted average number of common and common equivalent shares used to compute earnings per share is:
                                         Twelve Months         Four Months
                                             Ended                Ended
                                           September 30,        September 30,
                                                 1997                1996

                                        =================== ====================
Common and common equivalent share...      13,432,337          10,033,576
                                        =================== ====================



NOTE 21.
INTERNATIONAL OPERATIONS:

Anacomp's international operations are conducted principally through subsidiaries, a substantial portion of whose operations are located in Western Europe. Information as to U.S. and international operations for the twelve months ended September 30, 1997, the four months ended September 30, 1996, the eight months ended May 31, 1996 and the twelve months ended September 30, 1995 is as follows:


Twelve Months Ended September 30, 1997 - Reorganized Company

(Dollars in thousands)                                    U.S.           International       Elimination        Consolidated
--------------------------------------------------- ------------------ ------------------ ------------------ -------------------
Customer sales.................................           301,377            161,133               ----            462,510
Inter-geographic...............................            20,366               ----            (20,366)              ----
Total sales....................................           321,743            161,133            (20,366)           462,510
Operating income (loss)........................           (30,067)            21,552               ----             (8,515)
Identifiable assets............................           346,487             45,464               ----            391,951


Four Months Ended September 30, 1996 - Reorganized Company

(Dollars in thousands)                                    U.S.           International       Elimination        Consolidated
--------------------------------------------------- ------------------ ------------------ ------------------ -------------------
Customer sales.................................          $102,733           $ 48,809      $         ----          $151,542

Inter-geographic...............................             4,449               ----             (4,449)              ----
Total sales....................................          $107,182           $ 48,809         $   (4,449)          $151,542
Operating income...............................         $ (12,401)         $   6,637      $        ----         $   (5,764)
Identifiable assets............................          $390,088           $ 45,333      $        ----           $435,421


Eight Months Ended May 31, 1996 - Predecessor Company

(Dollars in thousands)                                    U.S.           International       Elimination        Consolidated
--------------------------------------------------- ------------------ ------------------ ------------------ -------------------
Customer sales.................................          $227,742           $106,856      $         ----          $334,598

Inter-geographic...............................            12,592               ----            (12,592)              ----
Total sales....................................          $240,334           $106,856         $  (12,592)          $334,598
Operating income...............................         $  34,990         $    6,615      $         ----         $  41,605


Twelve Months Ended September 30, 1995 - Predecessor Company

(Dollars in thousands)                                    U.S.           International       Elimination        Consolidated
--------------------------------------------------- ------------------ ------------------ ------------------ -------------------
Customer sales.................................        $  404,239          $ 186,950       $       ----         $  591,189

Inter-geographic...............................            24,973               ----            (24,973)              ----
Total sales....................................        $  429,212          $ 186,950          $ (24,973)        $  591,189
Operating income (loss)........................        $ (135,811)       $     7,622      $        ----         $ (128,189)
Identifiable assets............................        $  350,310         $   70,719      $        ----         $  421,029

 NOTE 22.
QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                               First           Second           Third         Fourth
(Dollars in thousands, except per share amounts)             Quarter          Quarter         Quarter        Quarter
------------------------------------------------------ ---------------- --------------- -------------- --------------
Fiscal 1997 - Reorganized Company
Revenues.......................................             $116,453         $114,520       $ 114,041      $ 117,496
Gross profit...................................               41,414           38,801          37,782         39,999
Income (loss) before extraordinary loss........              (12,914)         (14,566)        (14,856)       (14,514)
Extraordinary loss on extinguishment
    of debt....................................        ---------------        (12,536)            875            700
                                                                ----
Net loss to common stockholders................             $(12,914)        $(27,102)       $(13,981)      $(13,814)
Earnings (loss) per common share (primarily and
    fully diluted):
Net income (loss) available to common stockholders            $(1.01)          $(1.06)      $(1.08)        $(1.05)
    before extraordinary loss..................
Extraordinary loss on the extinguishment of debt,
    net of income tax benefit..................        ---------------  --------------  -------------  -------------
                                                                ----              (.92))       .06           .05
Net income (loss) available to common
    stockholders...............................        ===============  ==============  =============  =============
                                                                                          $ (1.02)         $ (1.00)
                                                          $(1.01)          $(1.98)





                                                           Predecessor Company                Reorganized Company
                                                 ----------------------------------------- ---------------------------
                                                                              Two Months     One Month
                                                                                Ended          Ended
(Dollars in thousands,                              First         Second        May          June 30,        Fourth
except                     per share amounts)      Quarter       Quarter         31,           1996         Quarter
                                                                                 1996
------------------------------------------------ ------------- ------------- ------------- -------------- -------------
Fiscal 1996
Revenues.......................................       $130,265      $125,911     $ 78,422      $ 36,786       $114,756
Gross profit...................................         40,666        40,411       23,903        11,895         37,692
Income (loss) before extraordinary credit......          1,053       (10,731)     122,206        (4,372)       (17,637)
Extraordinary gain on discharge
   of indebtedness.............................           ----          ----       52,442          ----           ----
Net income (loss)..............................          1,053       (10,731)     174,648        (4,372)       (17,637)
Preferred stock dividends and discount
    accretion..................................
                                                           540          ----         ----          ----
Net income (loss) available to common
    stockholders...............................
                                                    $      513     $ (10,731)    $174,648       $ (4,372)      $(17,637)
Earnings per common share (primarily and fully diluted):
Net loss available to common
    stockholders...............................                                            =============  ============
                                                                                              $ (.44)         $ (1.75)


NOTE 23.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES:

The following is a summary of activity in the Company's valuation and qualifying accounts and reserves for the twelve months ended September 30, 1997 for the periods ended September 30, 1996 and May 31, 1996 and for the twelve months ended September 30, 1995:

                                                     Balance at      Charged to                    Balance at
                                                    beginning of     costs and                    end of period
Description                                            period         expenses     Deductions
--------------------------------------------------- -------------- --------------- -------------- --------------

(Dollars in thousands)

Twelve months ended September 30, 1997 - Reorganized Company


    Allowance for doubtful accounts............     $    6,768     $     (341)     $       926    $   5,501

Four Months ended September 30, 1996 - Reorganized Company
================================================================================================================


    Allowance for doubtful accounts............     $   7,464      $      388      $    1,084[1]  $   6,768

Eight Months ended May 31, 1996 - Predecessor Company
================================================================================================================


    Allowance for doubtful accounts............     $   7,367      $      253      $    156[1]    $   7,464

Twelve months ended September 30, 1995 - Predecessor Company
================================================================================================================


    Allowance for doubtful accounts............     $    3,550     $    4,670      $     853[1]   $    7,367

 [1]     Uncollectable accounts written off, net of recoveries.

NOTE 24.
SUBSEQUENT EVENTS (Unaudited):

Subsequent to September 30, 1997, the Company acquired either the stock or customer bases and other specified assets of five businesses. The aggregate purchase prices consisted of $13.5 million cash at closing, $700,000 in deferred cash payments and contingent cash payments of up to $7.7 million based upon future operating results over periods up to ten years.

On November 21, 1997, the Company announced that its corporate offices in Indianapolis, Indiana would be relocated to Poway, California (near San Diego) during the next six to seven months. The corporate functions to be relocated include finance, accounting, tax and management information services. The cost of the relocation is expected to be $1 - 2 million.