Form 10-Q
period 1997-12-31
ANACOMP INC
filed 1998-02-17
CIK 6260

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to _______

                          Commission File Number 1-8328


                                  ANACOMP, INC.

                               Indiana 35-1144230
                            12365 Crosthwaite Circle
                             Poway, California 92064

                 Registrant's Telephone Number is (619) 679-9797


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X NO

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                    YES X NO

The number of shares outstanding of the Common Stock of the registrant on December 31, 1997, the close of the period covered by this report, was 13,851,927.

                         ANACOMP, INC. AND SUBSIDIARIES

                                      INDEX



PART I.            FINANCIAL INFORMATION                               PAGE NO.

Item 1.            Financial Statements:

                   Condensed Consolidated Balance Sheets
                   December 31, 1997 and September 30, 1997.................  3

                   Condensed Consolidated Statements of Operations
                   Three Months Ended December 31, 1997 and 1996............  4

                   Condensed Consolidated Statements of Cash Flows
                   Three Months Ended December 31, 1997 and 1996............  5

                   Condensed Consolidated Statements of
                   Stockholders' Equity
                   Three Months Ended December 31, 1997 and 1996............  7

                   Notes to Condensed Consolidated Financial Statements.....  8

Item 2.            Management's Discussion and Analysis of
                   Financial Condition and Results of Operations............ 11


PART II.           OTHER INFORMATION

Item 2.            Changes in Securities.................................... 14

Item 6.            Exhibits and Reports on Form 8-K......................... 14

SIGNATURES.................................................................. 15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
Anacomp, Inc. and Subsidiaries
                                                                         December 31,      September 30,
(Dollars in thousands, except per share amounts)                             1997               1997
---------------------------------------------------------------------- ----------------- -------------------
ASSETS                                                                   (unaudited)
Current assets:
    Cash and cash equivalents....................................          $  31,909            $  58,060
    Restricted cash..............................................              4,552                7,433
    Accounts and notes receivable, less allowances for doubtful
        accounts of $5,732 and $5,501,  respectively.............             63,889               58,628
    Current portion of long-term receivables.....................              3,571                3,647
    Inventories..................................................             26,298               25,261
    Prepaid expenses and other...................................              7,677                6,853
                                                                       ----------------- -------------------
Total current assets.............................................            137,896              159,882

Property and equipment, at cost less accumulated depreciation and
    amortization.................................................             32,628               29,063
Long-term receivables, net of current portion....................              6,446                6,587
Excess of purchase price over net assets of businesses acquired and
    other intangibles, net.......................................             23,688               17,800
Reorganization value in excess of identifiable assets............            143,651              163,856
Other assets.....................................................             14,360               14,763
                                                                       ================= ===================
                                                                            $358,669             $391,951
                                                                       ================= ===================
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Current portion of long-term debt............................         $    8,234           $    9,595
    Accounts payable.............................................             38,213               39,270
    Accrued compensation, benefits and withholdings..............             15,082               16,481
    Accrued income taxes.........................................             14,959               13,471
    Accrued interest.............................................              8,892               14,738
    Other accrued liabilities....................................             27,644               34,529
                                                                       ----------------- -------------------
Total current liabilities........................................            113,024              128,084
                                                                       ----------------- -------------------

Noncurrent liabilities:
    Long-term debt, net of current portion.......................            245,446              247,889
    Other noncurrent liabilities.................................              1,112                1,458
                                                                       ----------------- -------------------
Total noncurrent liabilities.....................................            246,558              249,347
                                                                       ----------------- -------------------

Stockholders' equity:
    Preferred stock, 1,000,000 shares authorized, none issued....                 --                   --
    Common stock, $.01 par value; 20,000,000 shares authorized;
        13,851,927 and 13,789,764 issued and outstanding,
        respectively.............................................                139                  138
    Capital in excess of par value...............................            105,870              105,329
    Cumulative translation adjustment from May 31, 1996..........             (1,735)              (1,128)
    Accumulated deficit from May 31, 1996........................           (105,187)             (89,819)
                                                                       ----------------- -------------------
Total stockholders' equity.......................................               (913)              14,520
                                                                       ================= ===================
                                                                            $358,669             $391,951
                                                                       ================= ===================
            See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Anacomp, Inc. and Subsidiaries


                                                                         Three Months       Three Months
                                                                            Ended              Ended
                                                                         December 31,       December 31,
(Amounts in thousands, except per share amounts)                             1997               1996
---------------------------------------------------------------------- -----------------
                                                                                         -------------------
Revenues:
    Services provided............................................         $   48,507          $   45,425
    Equipment and supply sales...................................             69,307              71,028
                                                                       ----------------- -------------------
                                                                             117,814             116,453
                                                                       ----------------- -------------------

Operating costs and expenses:
    Costs of services provided...................................             27,199              24,107
    Costs of equipment and supplies sold.........................             51,071              50,932
    Selling, general and administrative expenses.................             26,461              21,448
    Amortization of reorganization asset.........................             18,745              19,247
                                                                       ----------------- -------------------
                                                                             123,476             115,734
                                                                       ----------------- -------------------
Income (loss) from operations before interest, other income and
    income taxes.................................................             (5,662)                719
                                                                       ----------------- -------------------

Interest income..................................................                785                 984
Interest expense and fee amortization............................             (7,921)             (9,802)
Other expense....................................................               (170)                (15)
                                                                       ----------------- -------------------
                                                                              (7,306)             (8,833)
                                                                       ----------------- -------------------

Loss before income taxes ........................................            (12,968)             (8,114)
Provision for income taxes.......................................              2,400               4,800
                                                                       ================= ===================
Net loss available to common stockholders........................          $ (15,368)          $ (12,914)
                                                                       ================= ===================

Weighted average common shares outstanding.......................             13,814              12,818
                                                                       ================= ===================

Earnings (loss) per common share:

    Net loss available to common stockholders....................        $        (1.11)     $        (1.01)
                                                                       ================= ===================




            See notes to condensed consolidated financial statements


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
Anacomp, Inc. and Subsidiaries

                                                                          Three Months      Three Months
                                                                              Ended             Ended
                                                                          December 31,      December 31,
(Dollars in thousands)                                                        1997              1996
------------------------------------------------------------------------ ----------------
                                                                                          ------------------

Cash flows from operating activities:
    Net loss.........................................................         $(15,368)          $(12,914)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
      Depreciation and amortization..................................           24,993             22,967
      Non-cash compensation..........................................              251                259
      Non-cash charge in lieu of taxes...............................            1,460              2,625
      Other non-cash items...........................................               38                184
      Restricted cash requirements...................................            2,881                 --
      Change in assets and liabilities, net of effects from acquisitions:
         Increase in accounts and long-term receivables..............           (2,812)              (534)
         Decrease in inventories and prepaid expenses................              247              2,318
         Increase in other assets....................................             (207)              (225)
         Increase (decrease) in accounts payable and accrued
            expenses.................................................          (17,637)             2,205
         Decrease in other noncurrent liabilities....................             (338)              (605)
                                                                         ---------------- ------------------
           Net cash provided by (used in) operating activities.......           (6,492)            16,280
                                                                         ---------------- ------------------

Cash flows from investing activities:
    Purchases of property, plant and equipment.......................           (2,331)            (3,202)
    Payments to acquire companies and customer rights................          (13,020)            (3,379)
                                                                         ---------------- ------------------
           Net cash used in investing activities.....................          (15,351)            (6,581)
                                                                         ---------------- ------------------

Cash flows from financing activities:
    Proceeds from exercise of common stock rights ...................               --             24,574
    Proceeds from exercise of common stock options ..................              421                 --
    Principal payments on long-term debt.............................           (3,951)              (482)
                                                                         ---------------- ------------------
           Net cash provided by (used in) financing activities.......           (3,530)            24,092
                                                                         ---------------- ------------------

Effect of exchange rate changes on cash..............................             (778)              (415)
                                                                         ---------------- ------------------
Increase (decrease) in cash and cash equivalents.....................          (26,151)            33,376

Cash and cash equivalents at beginning of period.....................           58,060             38,198
                                                                         ---------------- ------------------

Cash and cash equivalents at end of period...........................          $31,909            $71,574
                                                                         ================ ==================


            See notes to condensed consolidated financial statements


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                                                   Three Months           Three Months
                                                                      Ended                   Ended
                                                                   December 31,           December 31,
(Dollars in thousands)                                                 1997                   1996
------------------------------------------------------------- ----------------------- ----------------------
Cash paid during the period for:
    Interest.............................................            $12,834                  $ 269
    Income taxes.........................................            $ 1,090                 $ 2,080



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:


                                                                   Three Months           Three Months
                                                                      Ended                   Ended
                                                                   December 31,           December 31,
(Dollars in thousands)                                                 1997                   1996
------------------------------------------------------------- ----------------------- ----------------------
Assets acquired by assuming liabilities .................             $ 702                   $ 670
Interest on subordinated notes satisfied with
 additional notes........................................              $ --                  $ 11,960





            See notes to condensed consolidated financial statements



CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) Anacomp, Inc. and Subsidiaries


THREE MONTHS ENDED DECEMBER 31, 1997

                                                                Capital in    Cumulative
                                                    Common       excess of   Translation     Accumulated
(Dollars in thousands)                               Stock       par value    Adjustment       Deficit         Total
------------------------------------------------ -------------- ------------ ------------- ---------------- -------------

BALANCE AT SEPTEMBER 30, 1997                             $138     $105,329      $(1,128)        $(89,819)      $ 14,520
Common stock issued for exercise of options                  1          541                                          542
Translation adjustments for period.........                                         (607)                          (607)
Net loss for the period....................                                                       (15,368)      (15,368)
                                                 -------------- ------------ ------------- ---------------- -------------
BALANCE AT DECEMBER 31, 1997                              $139     $105,870      $(1,735)       $(105,187)    $    (913)
                                                 ============== ============ ============= ================ =============


THREE MONTHS ENDED DECEMBER 31, 1996

                                                                Capital in    Cumulative
                                                    Common       excess of   Translation     Accumulated
(Dollars in thousands)                               Stock       par value    Adjustment       Deficit         Total
------------------------------------------------ -------------- ------------ ------------- ---------------- -------------

BALANCE AT SEPTEMBER 30, 1996                             $101      $80,318          $159        $(22,009)       $58,569
Common stock issued for exercise of rights                  36       24,538            --               --        24,574
Translation adjustments for period.........                 --           --           344               --           344
Other......................................                 --           --            --                1             1
Net loss for the period....................                 --           --            --         (12,914)      (12,914)
                                                 ============== ============ ============= ================ =============
BALANCE AT DECEMBER 31, 1996                              $137     $104,856          $503        $(34,922)       $70,574
                                                 ============== ============ ============= ================ =============


            See notes to condensed consolidated financial statements


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Anacomp, Inc. and Subsidiaries

NOTE 1.  GENERAL:

         The Condensed Consolidated Financial Statements ("Financial Statements") included herein have been prepared by Anacomp, Inc. and its wholly owned subsidiaries ("Anacomp" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

         In the opinion of management, the accompanying Financial Statements contain all material adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in financial position and stockholders' equity of Anacomp and its subsidiaries for the interim periods presented. Certain amounts in the prior consolidated financial statements included herein have been reclassified to conform to the current period presentation.


NOTE 2.  COMPONENTS OF CERTAIN BALANCE SHEET ACCOUNTS:

         Inventories

         Inventories are stated at the lower of cost or market, with cost being determined by methods approximating the first-in, first-out basis. The cost of the inventories is distributed as follows:

                                                                          December 31,      September 30,
           (Dollars in thousands)                                             1997               1997
           ----------------------------------------------------------- ------------------- -----------------

           Finished goods.......................................                 $ 14,326          $ 14,887
           Work in process......................................                    3,209             3,299
           Raw materials and supplies...........................                    8,763             7,075
                                                                       =================== =================
                                                                                 $ 26,298          $ 25,261
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


NOTE 3.  INCOME TAXES:

         Amortization of "Reorganization value in excess of identifiable assets" is not deductible for income tax purposes. Accordingly, the Company incurs income tax expense even though it reports a pre-tax loss due to such amortization.

         For the three months ended December 31, 1997, and 1996, income tax expense is reported for the Company based upon the estimated effective tax rates. For fiscal 1998 and 1997, the effective tax rates were 42% and 43% of pretax income before amortization of reorganization value in excess of identifiable assets, respectively. Also, for the three months ended December 31, 1997, and 1996, the limited tax benefit of the U.S. Federal net operating loss carryforwards ("NOLs") of the Company resulted in a reduction of $1.5 million and $2.6 million, respectively, to "Reorganization value in excess of identifiable assets" and does not reduce income tax expense.

         At December 31, 1997, the Company had NOLs of approximately $145 million available to offset future taxable income. This amount will increase to $195 million as certain temporary differences reverse in future periods. Usage of these NOLs by the Company is limited to approximately $4 million annually. However, the Company may authorize the use of other tax planning techniques to utilize a portion of the remaining NOLs before they expire. In any event, the Company expects that substantial amounts of the NOLs will expire unused. NOLs available to offset taxable income for fiscal year 1998 are estimated to be $11 million.


NOTE 4.  EARNINGS (LOSS) PER SHARE:

         The computation of basic earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per share are the same as basic earnings per share for the periods presented due to the losses reported for the periods.


NOTE 5.  ACQUISITIONS:

         During the three months ended December 31, 1997, the Company acquired either the customer bases and other specified assets or the stock of five businesses. Total consideration at closing was $13.7 million, of which approximately $9.3 million was assigned to excess of purchase price over net assets acquired.

         The aggregate purchase prices consisted of $13.0 million cash at closing, $0.7 million in assumed liabilities and contingent cash payments of up to $6.7 million based upon future operating results over the next 10 years.

NOTE 6.    RIGHTS OFFERING:

         On October 30, 1996, the Company completed a rights offering to its existing shareholders that resulted in the issuance of 3.6 million shares of common stock. For each share of Anacomp common stock held as of the close of business on September 18, 1996, the Company distributed
         0.36 rights to purchase an additional share of common stock at a subscription price of $6.875 per share. The Company used the proceeds of the rights offering, approximately $25 million, for the acquisition of businesses, assets and technologies.


NOTE 7.    SUBSEQUENT EVENTS:

          Subsequent to December 31, 1997, the Company acquired two businesses. Total consideration at closing was $2.6 million, of which approximately $2.4 million was assigned to excess of purchase price over net assets acquired.

         The purchase price consisted of $2.4 million cash at closing, $0.2 million in assumed liabilities and contingent cash payments of up to $4.2 million based upon future operating results over the next five years.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

Results of Operations

General
Anacomp reported a net loss of $15.4 million for the three months ended December 31, 1997, compared to a net loss of $12.9 million for the three months ended December 31, 1996. Included in the net loss for the three months ended December 31, 1997 is non-cash amortization of the Company's reorganization value asset of $18.7 million. Included in the net loss for the three months ended December 31, 1996 is non-cash amortization of the Company's reorganization value asset of $19.2 million and receipt of a one-time $3.6 million prepayment relating to a long-standing OEM purchase agreement with the Eastman Kodak Company ("Kodak").

Pursuant to the 1990 OEM agreement noted above, Kodak was obligated to purchase an additional 151 XFP 2000 systems by October 1997 or pay a cash penalty to the Company. In an amendment to this agreement, the Company accepted the $3.6 million prepayment and a commitment to purchase an additional 41 XFP 2000 systems by October 1997. As of December 31, 1997, the purchase commitment was completed.

Earnings before interest, other expense, taxes, depreciation and amortization ("EBITDA") was $19.1 million for the three months ended December 31, 1997 compared to $23.3 million for the three months ended December 31, 1996. Excluding the Kodak prepayment, EBITDA was $19.7 million for the prior period.

Total revenues for the first quarter of $117.8 million represents a $1.4 million increase from the revenues for the first quarter of the prior year. Excluding the Kodak prepayment from the prior year revenues, the increase was $5.0 million, or 4.4%. A variety of factors contributed to the higher revenues, including large contracts with new customers, higher volumes in the Company's COM services business, strong sales of the XFP2000 COM recorder, higher CD system and services sales and the positive effect of acquisitions.

Cost of services provided as a percentage of services revenue was 56% for the three months ended December 31, 1997, compared to 53% for the same period of the prior year. Cost of equipment and supplies sold as a percentage of equipment and supplies sales was 74% for the three months ended December 31, 1997, compared to 76% for the same period of the prior year, excluding the one-time $3.6 million payment noted above.

Selling, general and administrative expenses were 22% of revenue in 1997 and 19% in 1996, excluding the one-time $3.6 million payment noted above. These increased costs are due to investments in the Company's sales force including one-time training costs, to costs incurred in the transitioning of acquisitions into the company and to additional amortization expense associated with acquisitions subsequent to December 31, 1996.

Interest expense and fee amortization of $7.9 million for the three months ended December 31, 1997, decreased $1.9 million over the prior year, as a result of the refinancing of the Company's indebtedness in the second quarter of fiscal 1997.

Products and Services

Output services revenues increased $5.4 million, or 22%, for the three months ended December 31, 1997 compared to the same three months of fiscal 1997. COM services volumes increased 13%, while the average selling price decreased 11.0%. Data center acquisitions in the United States and Europe as well as several large customer gains have contributed to both the increase in volumes and the decrease in average selling price. The acquired data centers contributed volumes, but at somewhat lower selling prices. The large customer gains received favorable pricing due to their volumes. Gross margins as a percentage of revenue decreased by 3.2 percentage points due to the aforementioned impact of the lower average selling price.

Technology services (primarily maintenance) revenues decreased $1.0 million for the three months ended December 31, 1997 compared to the prior year, primarily due to the continuing decrease in the population of older generation COM systems in the customer base. Gross margins as a percentage of revenue improved 2.1 percentage points as a result of decreased personnel and equipment costs.

COM systems revenues for the three months ended December 31, 1997 increased $3.3 million compared to the same period of the prior year. The increase in revenue is mainly attributable to the sale of 12 XFP COM systems sold to Kodak in the current period compared to zero systems in the same period of the prior year. In total, the Company sold or leased 29 XFP COM systems in the current period compared to 20 XFP COM systems sold in the same period of the prior year.

Digital systems revenues for the three months ended December 31, 1997 were $3.8 million compared to $1.6 in the prior year. The increase was primarily due to the sales of DataWare CD systems, a product line acquired in January 1997, and the sale of COLD systems by a business acquired in October 1997.

Micrographics supplies revenues for the three months ended December 31, 1997 decreased $4.9 million compared to the same period of the prior year. This decrease is due to the decline in original COM film ($2.9 million) and duplicate film ($2.2 million), which is consistent with long-term trends. Gross margins as a percentage of revenue were comparable between periods.

Magnetic media revenues for the three months ended December 31, 1997 remained level compared to the same period of the prior year. Magnetics gross margins as a percentage of revenue were comparable between periods.

Liquidity and Capital Resources

Anacomp's working capital at December 31, 1997, excluding the current portion of long-term debt, was $33.1 million, compared to $41.4 million at September 30, 1997. Net cash used in operating activities was $6.5 million for the first three months of fiscal 1998, compared to net cash provided by operating activities of $16.3 million in the comparable prior period. The change in net cash provided by (used in) operating activities was caused by a semi-annual interest payment on the 10 7/8% Senior Subordinated Notes along with usual working capital changes. Net cash used in investing activities was $15.4 million in the current period compared to $6.6 million in the comparable prior period. The change in net cash used in investing activities was caused by a large acquisition in Switzerland during the current period.

Net cash used in financing activities was $3.5 million for the three months ended December 31, 1997, compared to net cash provided by financing activities of $24.1 million in the comparable prior period.

The Company's cash balance (including restricted cash) as of December 31, 1997 was $36.5 million, compared to $65.5 million at September 30, 1997, primarily due to cash used for acquisitions. The Company also has availability of $22.6 million on its $25 million revolving credit facility at December 31, 1997.

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







Year 2000

Anacomp has undertaken a comprehensive "Year 2000" program for the products that it sells or distributes in the marketplace. Under this program, the Company has sought to assess all of its critical software and hardware products to determine what remediation, if any, is necessary for the proper functioning of these systems in the year 2000 and beyond. The Company is also working with its outside vendors to ensure that they will continue to support the products that the vendors supply to Anacomp for resale, including the performance by the vendors of any required Year 2000 remediation.

Anacomp is also in the process of analyzing the software and hardware systems that it uses internally to determine if there are any Year 2000 issues. Where necessary, the Company is updating its internal systems and working with the vendors of any products from whom the Company still receives support.

Based upon its assessment to date, Anacomp believes that it will be able to complete all required remediation of its supported and internal products in a timely fashion, and that the effort and the cost of such remediation will not have a material effect upon the Company's results of operations, liquidity or capital resources. The Company expenses these costs as they are incurred.

Nevertheless, there can be no assurance that the Company will be able to complete all of such remediation in the required time frame, or that the Company will be able to identify all Year 2000 issues before problems manifest themselves. Further, it is possible that the future level of expenses in the Company's remediation efforts could rise significantly. Finally, there can be no assurance that, if left unremedied, the products that the Company sells or distributes would remain competitive in the marketplace or the products that the Company uses internally would not have a material effect upon the ability of the Company to report its financial results.

Anacomp has set a goal of completing its Year 2000 program, including all required remediation work, by December 31, 1998, both for the products that it supports and for the products that it uses internally. The Company is hopeful, however, that it will complete its program for certain of its products before that internal deadline.

                         ANACOMP, INC. AND SUBSIDIARIES


                           PART II: OTHER INFORMATION



ITEM 2.        CHANGES IN SECURITIES

      (c)      Unregistered sales of securities

               Pursuant to the 1996 Non-Employee Director Stock Option Plan (Amended and Restated as of December 1, 1997), non-employee directors of the Company may elect to receive their annual retainer in the form of options to acquire Common Stock of the Company. Pursuant to such elections, during the period covered by this report, an aggregate of 625 options were granted to one director in lieu of aggregate cash compensation of $3,125. The issuance of such options was effected in reliance on the private placement exception set forth in Section 4(2) of the Securities Act of 1933, as amended, on the basis of the familiarity of such directors with the business and affairs of the Company. No underwriting fees or discounts were applicable to the transactions. The options are first exercisable six months after the date of grant and remain exercisable through the tenth anniversary of the grant date, at an exercise price of $15.125 per share.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits

               (10) Employment Agreement, effective October 1, 1997, between the
                    Company and Ralph W. Koehrer

               (27) Financial data schedule (required for electronic filing only)

      (b)      Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANACOMP, INC.



/s/ Donald L. Viles
Donald L. Viles
Executive Vice President and
  Chief Financial Officer


Dated this 17th day of February, 1998