Form 10-Q
period 1998-03-31
ANACOMP INC
filed 1998-05-13
CIK 6260

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                    YES X NO

The number of shares outstanding of the Common Stock of the registrant on March 31, 1998, the close of the period covered by this report, was 14,028,624.





                         ANACOMP, INC. AND SUBSIDIARIES

                                      INDEX



PART I.  FINANCIAL INFORMATION                                         PAGE NO.

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
         March 31, 1998 and September 30, 1997..............................  3

         Condensed  Consolidated  Statements of  Operations Three Months
         and Six Months Ended March 31, 1998 and 1997.......................  4
         Condensed Consolidated Statements of Cash Flows
         Six Months Ended March 31, 1998 and 1997..........................   5

         Supplemental Disclosures of Cash Flow Information..................  6

         Supplemental Schedule of Non-cash Investing
         and Financing Activities...........................................  6

         Condensed Consolidated Statements of Stockholders' Equity
         Six Months Ended March 31, 1998 and 1997...........................  7

         Notes to Condensed Consolidated Financial Statements...............  8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................... 11


PART II. OTHER INFORMATION

Item 2.  Changes in Securities...............................................16

Item 6.  Exhibits and Reports on Form 8-K....................................16

SIGNATURES...................................................................17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
Anacomp, Inc. and Subsidiaries
                                                                   March 31,     September 30,
(Dollars in thousands, except per share amounts)                    1998               1997
---------------------------------------------------------------------------------------------
ASSETS                                                                   (unaudited)
Current assets:
    Cash and cash equivalents .....................................   $  30,803    $  58,060
    Restricted cash ...............................................       4,052        7,433
    Accounts and notes receivable, less allowances for doubtful
        accounts of $5,744 and $5,501,  respectively ..............      66,835       58,628
    Current portion of long-term receivables ......................       3,823        3,647
    Inventories ...................................................      26,757       25,261
    Prepaid expenses and other ....................................       8,527        6,853
                                                                      ---------    ---------
Total current assets ..............................................     140,797      159,882
                                                                      ---------    ---------


Property and equipment, at cost less accumulated depreciation and
    amortization ..................................................      33,002       29,063
Long-term receivables, net of current portion .....................       6,726        6,587
Excess of purchase price over net assets of businesses acquired and
    other intangibles, net ........................................      24,791       17,800
Reorganization value in excess of identifiable assets .............     123,955      163,856
Other assets ......................................................      14,548       14,763
                                                                      =========    =========
                                                                      $ 343,819    $ 391,951
                                                                      =========    =========
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
    Current portion of long-term debt .............................   $   8,281    $   9,595
    Accounts payable ..............................................      30,649       39,270
    Accrued compensation, benefits and withholdings ...............      15,731       16,481
    Accrued income taxes ..........................................      14,310       13,471
    Accrued interest ..............................................      14,317       14,738
    Other accrued liabilities .....................................      28,429       34,529
                                                                      ---------    ---------
Total current liabilities .........................................     111,717      128,084
                                                                      ---------    ---------

Noncurrent liabilities:
    Long-term debt, net of current portion ........................     245,856      247,889
    Other noncurrent liabilities ..................................         941        1,458
                                                                      ---------    ---------
Total noncurrent liabilities ......................................     246,797      249,347
                                                                      ---------    ---------

Stockholders' (deficit) equity:
    Preferred stock, 1,000,000 shares authorized, none issued .....        --           --
    Common stock, $.01 par value; 20,000,000 shares authorized;
        14,028,624 and 13,789,764 issued and outstanding,
        respectively ..............................................         140          138
    Capital in excess of par value ................................     107,454      105,329
    Cumulative translation adjustment from May 31, 1996 ...........      (1,247)      (1,128)
    Accumulated deficit from May 31, 1996 .........................    (121,042)     (89,819)
                                                                      ---------    ---------
Total stockholders' (deficit) equity ..............................     (14,695)      14,520
                                                                      =========    =========
                                                                      $ 343,819    $ 391,951
                                                                      =========    =========

            See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Anacomp, Inc. and Subsidiaries

                                                                Three Months            Six Months
                                                                   Ended                  Ended
                                                                  March 31,             March 31,
(Amounts in thousands, except per share amounts)            1998          1997        1998        1997
----------------------------------------------------------------------------------------------------------
Revenues:
    Services provided ................................   $  50,934     $ 47,320     $ 99,440     $ 92,745
    Equipment and supply sales .......................      66,659       67,200      135,967      138,228
                                                         ---------    ---------    ---------    ---------
                                                           117,593      114,520      235,407      230,973
                                                         ---------    ---------    ---------    ---------

Operating costs and expenses:
    Costs of services provided .......................      28,166       24,838       55,366       48,945
    Costs of equipment and supplies sold .............      49,656       50,881      100,727      101,813
    Selling, general and administrative expenses .....      26,977       21,973       53,437       43,421
    Amortization of reorganization asset .............      18,745       18,717       37,490       37,964
                                                         ---------    ---------    ---------    ---------
                                                           123,544      116,409      247,020      232,143
                                                         ---------    ---------    ---------    ---------
Loss from operations before interest, other income and
    income taxes .....................................      (5,951)      (1,889)     (11,613)      (1,170)
                                                         ---------    ---------    ---------    ---------

Interest income ......................................         554        1,139        1,339        2,123
Interest expense and fee amortization ................      (7,957)      (9,736)     (15,878)     (19,538)
Other expense ........................................        (401)        (780)        (571)        (795)
                                                         ---------    ---------    ---------    ---------
                                                            (7,804)      (9,377)     (15,110)     (18,210)
                                                         ---------    ---------    ---------    ---------

Loss before income taxes and extraordinary loss ......     (13,755)     (11,266)     (26,723)     (19,380)
Provision for income taxes ...........................       2,100        3,300        4,500        8,100
                                                         ---------    ---------    ---------    ---------
Net loss before extraordinary loss ...................     (15,855)     (14,566)     (31,223)     (27,480)
Extraordinary loss on extinguishment of debt, net of
    income tax benefit of $4,325 .....................        --         12,536         --         12,536
                                                         ---------    ---------    ---------    ---------
Net loss .............................................   $ (15,855)   $ (27,102)   $ (31,223)   $ (40,016)
                                                         =========    =========    =========    =========

Weighted average common shares outstanding ...........      13,873       13,701       13,843       13,134
                                                         =========    =========    =========    =========

Basic and diluted loss per common share:
Net loss before extraordinary loss ...................   $   (1.14)   $   (1.06)    $  (2.26)   $   (2.09)
Extraordinary loss on extinguishment of
    debt (net of tax benefit) ........................        --          (0.92)          --        (0.96)
                                                         ---------    ---------    ---------    ---------

Net loss .............................................   $   (1.14)   $   (1.98)    $  (2.26)   $   (3.05)

                                                         =========    =========    =========    =========




            See notes to condensed consolidated financial statements







CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
Anacomp, Inc. and Subsidiaries

                                                                           Six Months        Six Months
                                                                              Ended             Ended
                                                                            March 31,         March 31,
(Dollars in thousands)                                                        1998              1997
------------------------------------------------------------------------ ----------------------------------

Cash flows from operating activities:
    Net loss.........................................................    $      (31,223)  $        (40,016)
    Adjustments to reconcile net loss to net
      Cash provided by (used in) operating activities:
      Depreciation and amortization..................................           49,978             45,442
      Extraordinary loss on extinguishment of debt...................               --             12,536
      Non-cash compensation..........................................              502                510
      Non-cash charge in lieu of taxes...............................            2,410              4,310
      Other non-cash items...........................................              110               (116)
      Restricted cash requirements...................................            3,381             (1,553)
      Change in assets and liabilities, net of effects from acquisitions:
         (Increase)/decrease in accounts and long-term receivables...           (6,420)             2,481
         (Increase)/decrease in inventories and prepaid expenses.....           (1,417)             5,135
         Increase in other assets....................................           (1,217)              (347)
         Decrease in accounts payable and accrued
            expenses.................................................          (19,694)           (10,983)
         Decrease in other noncurrent liabilities....................             (512)            (1,655)
                                                                         ---------------- ------------------
           Net cash (used in)/provided by operating activities.......           (4,102)            15,744
                                                                         ---------------- ------------------

Cash flows from investing activities:
    Purchases of property, plant and equipment.......................           (5,456)            (4,718)
    Payments to acquire companies and customer rights................          (15,570)           (16,464)
                                                                         ---------------- ------------------
           Net cash used in investing activities.....................          (21,026)           (21,182)
                                                                         ---------------- ------------------

Cash flows from financing activities:
    Proceeds from exercise of common stock rights ...................               --             24,271
    Proceeds from exercise of common stock options ..................            2,007                 --
    Proceeds from revolving line of credit and long-term borrowings..               --            251,414
    Principal payments on long-term debt.............................           (3,698)          (270,416)
    Payments related to the issuance and
        extinguishment of debt.......................................               --            (12,259)
                                                                         ---------------- ------------------
           Net cash used in financing activities.....................           (1,691)            (6,990)
                                                                         ---------------- ------------------

Effect of exchange rate changes on cash..............................             (438)              (286)
                                                                         ---------------- ------------------
Decrease in cash and cash equivalents................................          (27,257)           (12,714)

Cash and cash equivalents at beginning of period.....................           58,060             38,198
                                                                         ---------------- ------------------

Cash and cash equivalents at end of period...........................    $        30,803  $         25,484
                                                                         ================ ==================


            See notes to condensed consolidated financial statements







SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (Unaudited)
Anacomp, Inc. and Subsidiaries


                                                                    Six Months             Six Months
                                                                      Ended                   Ended
                                                                    March 31,               March 31,
(Dollars in thousands)                                                 1998                   1997
------------------------------------------------------------- ----------------------- ----------------------
Cash paid during the period for:
    Interest.............................................     $    14,443                $     7,745
    Income taxes.........................................     $     2,292                $     3,995




SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES (Unaudited)


                                                                    Six Months             Six Months
                                                                      Ended                   Ended
                                                                    March 31,               March 31,
(Dollars in thousands)                                                 1998                   1997
------------------------------------------------------------- ----------------------- ----------------------
Assets acquired by assuming liabilities .................            $   883              $   1,553
Interest on subordinated notes satisfied with
 additional notes........................................            $    --              $  11,960



            See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
 (DEFICIT) EQUITY (Unaudited)
Anacomp, Inc. and Subsidiaries


SIX MONTHS ENDED MARCH 31, 1998

                                                                Capital in    Cumulative
                                                    Common       excess of   Translation     Accumulated
(Dollars in thousands)                               Stock       par value    Adjustment       Deficit         Total
------------------------------------------------ -------------- ------------ ------------- ---------------- -------------

BALANCE AT SEPTEMBER 30, 1997                       $      138  $   105,329   $   (1,128) $   (89,819)    $   14,520

Common stock issued for exercise of options                  2        2,125           --           --
                                                                                                               2,127
Translation adjustments for period.........                 --           --         (119)          --          (119)
Net loss for the period....................                 --           --           --      (31,223)      (31,223)
                                                 -------------- ------------ ------------- ---------------- -------------
BALANCE AT MARCH 31, 1998                          $       140   $  107,454  $     (1,247) $ (121,042)    $ (14,695)
                                                  =====================================================================


SIX MONTHS ENDED MARCH 31, 1997

                                                                Capital in    Cumulative
                                                    Common       excess of   Translation     Accumulated
(Dollars in thousands)                               Stock       par value    Adjustment       Deficit         Total
------------------------------------------------ -------------- ------------ ------------- ---------------- -------------

BALANCE AT SEPTEMBER 30, 1996                        $     101  $    80,318   $       159    $   (22,009)  $   58,569
Common stock issued for exercise of rights                  36       24,235            --            --        24,271
Translation adjustments for period.........                 --           --          (873)           --          (873)
Other......................................                 --           --            --               1           1
Net loss for the period....................                 --           --            --         (40,016)    (40,016)
                                                 ============== ============ ============= ================ =============
BALANCE AT MARCH 31, 1997                           $      137  $   104,553  $       (714)  $     (62,024)  $  41,952
                                                 ============== ============ ============= ================ =============


            See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Anacomp, Inc. and Subsidiaries

NOTE 1.  GENERAL:

         The Condensed Consolidated Financial Statements ("Financial Statements") included herein have been prepared by Anacomp, Inc. and its wholly owned subsidiaries ("Anacomp" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those SEC rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

         In the opinion of management, the accompanying Financial Statements contain all material adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in financial position and stockholders' equity of Anacomp for the interim periods presented. Certain amounts in the prior consolidated financial statements included herein have been reclassified to conform to the current period presentation.


NOTE 2.  COMPONENTS OF CERTAIN BALANCE SHEET ACCOUNTS:

         Inventories

         Inventories are stated at the lower of cost or market, with cost being determined by methods approximating the first-in, first-out basis. The cost of the inventories is distributed as follows:

                                                                           March 31,        September 30,
           (Dollars in thousands)                                             1998               1997
           ----------------------------------------------------------- ------------------- -----------------
                                                                          (Unaudited)
           Finished goods.......................................       $           14,716   $        14,887
           Work in process......................................                    3,559             3,299
           Raw materials and supplies...........................                    8,482             7,075
                                                                       =================== =================
                                                                       $           26,757   $        25,261

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

         For the six months ended March 31, 1998, and 1997, income tax expense is reported for the Company based upon the estimated effective tax rates. For fiscal 1998 and 1997, the effective tax rates were 42% and 43% of pretax income before amortization of reorganization value in excess of identifiable assets, respectively. Also, for the six months ended March 31, 1998, the limited tax benefit of the U.S. Federal net operating loss carryforwards ("NOLs") of the Company resulted in a reduction of $2.4 million to "Reorganization value in excess of identifiable assets" and does not reduce income tax expense. For the six months ended March 31, 1997, the Company recorded an extraordinary loss on the extinguishment of debt and no NOLs were used during that period.

         At March 31, 1998, the Company had NOLs of approximately $143 million available to offset future taxable income. This amount will increase to $193 million as certain temporary differences reverse in future periods. Usage of these NOLs by the Company is limited to approximately $4 million annually. However, the Company may authorize the use of other tax planning techniques to utilize a portion of the remaining NOLs before they expire. In any event, the Company expects that substantial amounts of the NOLs will expire unused. NOLs available to offset taxable income for fiscal year 1998 are estimated to be $22 million.


NOTE 4. LOSS PER SHARE:

         The computation of basic loss per common share is based upon the weighted average number of common shares outstanding during the periods. Diluted loss per share is the same as basic loss per share for the periods presented due to the losses reported for the periods.


NOTE 5. ACQUISITIONS:

         During the six months ended March 31, 1998, the Company acquired either the customer bases and other specified assets or the stock of eight businesses. Total consideration at closing was $17.2 million, of which approximately $11.8 million was assigned to excess of purchase price over net assets acquired.

         The aggregate purchase prices consisted of $16.3 million cash at closing, $0.9 million in assumed liabilities and contingent cash payments of up to $10.9 million based upon future operating results of the acquired businesses over the next 10 years.

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




NOTE 7.    SUBSEQUENT EVENTS:

         The Company executed an agreement on May 5th, 1998 with First Data Corporation, Inc. to purchase the assets and assume certain liabilities of First Image Management Company, a division of First Data Corporation, for cash consideration of $150 million (subject to adjustment).

         First Image consists of the following businesses: the transformation of computer-generated data and images to microfilm and compact disc, print/mail services, and data entry/image scanning services, all provided to customers on an outsourcing basis. The three businesses generated revenues of approximately $220 million in 1997.

         Consummation of the acquisition is subject to certain conditions, including, among others, compliance with regulatory requirements. It is expected that the transaction will close by mid-June 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 compared to the Three Months Ended March 31, 1997

Results of Operations

General
Anacomp reported a net loss of $15.9 million for the three months ended March 31, 1998, compared to a net loss of $27.1 million for the three months ended March 31, 1997. Included in the net loss for the three months ended March 31, 1998 and 1997 is non-cash amortization of the Company's reorganization value asset of $18.7 million. Also included in the net loss for the three months ended March 31, 1997 is an extraordinary loss on the extinguishment of debt of $12.5 million, net of income tax benefits of $4.3 million. The extraordinary loss was comprised of a 3% call premium of $5.2 million and the write-off of unamortized discount on the Company's existing 13% subordinated notes of $11.6 million.

Earnings before interest, other expense, taxes, depreciation and amortization ("EBITDA") was $18.8 million for the three months ended March 31, 1998, compared to $20.1 million for the three months ended March 31, 1997.

Total revenues for the second quarter of $117.6 million represents a $3.1 million increase from the revenues for the second quarter of the prior year. A variety of factors contributed to the higher revenues, including large COM services contracts with new customers, higher volumes in COM and CD services from existing customers, and the positive effect of acquisitions. These improvements were offset by expected historical declines in micrographics supplies sales.

Cost of services provided as a percentage of services revenue was 55% for the three months ended March 31, 1998, compared to 52% for the same period of the prior year. The change is due primarily to the decrease in average selling prices for output services as discussed below. Cost of equipment and supplies sold as a percentage of equipment and supplies sales was 74% for the three months ended March 31, 1998, compared to 76% for the same period of the prior year. The change is due primarily to the improvement of COM systems manufacturing costs.

Selling, general and administrative expenses were 23% of revenue for the three months ended March 31, 1998, compared to 19% for those months ended March 31, 1997. These increased costs are due to investments in the Company's sales force, including one-time training costs, and investments in product development and support and sales support for the electronic delivery products. Additionally, costs incurred in the transitioning of acquisitions into the company, acceleration of goodwill amortization and additional amortization expense associated with acquisitions subsequent to March 31, 1997 further contributed to the increase.

Interest expense and fee amortization of $8.0 million for the three months ended March 31, 1998, decreased $1.8 million over the prior year, as a result of the refinancing of the Company's indebtedness during the second quarter of fiscal 1997.

Products and Services

Output services revenues increased $6.2 million, or 24%, for the three months ended March 31, 1998 compared to the same three months of fiscal 1997. COM services volumes increased 19%, while the average selling price decreased 17%. Alva CD services revenues increased $1.2 million, or approximately 140%, compared to the same three months of fiscal 1997. Data center acquisitions in the United States and Europe as well as several large customer gains have contributed to both the increase in volumes and the decrease in average selling price. The acquired data centers contributed volumes, but at somewhat lower selling prices. The large customer gains received favorable pricing due to their volumes. Gross margins as a percentage of revenue decreased by one percentage point due to the impact of the lower average selling price.

Technical services (primarily field maintenance) revenues decreased $1.7 million for the three months ended March 31, 1998 compared to the prior year, primarily due to the continuing decrease in the population of older generation COM systems in the customer base. Gross margins as a percentage of revenue improved three percentage points as a result of decreased personnel and equipment costs.

COM systems revenues for the three months ended March 31, 1998 remained level compared to the same period of the prior year. Gross margins as a percentage of revenue improved ten percentage points as a result of manufacturing efficiencies and a change in product mix. A greater proportion of sales is represented by refurbished systems, which have higher margins.

Digital systems revenues for the three months ended March 31, 1998 were $3.0 million compared to $2.5 million in the prior year. The increase was primarily due to the sale of COLD systems by a business acquired in October 1997.

Micrographics supplies revenues for the three months ended March 31, 1998 decreased $7.8 million compared to the same period of the prior year. This decrease is due to the decline in original COM film and duplicate film, which is consistent with long-term trends. Gross margins as a percentage of revenue improved by three percentage points due primarily to changes in product mix.

Magnetic media revenues for the three months ended March 31, 1998 increased $1.0 million compared to the same period of the prior year. Magnetics gross margins as a percentage of revenue were comparable between periods.

Six Months Ended March 31, 1998 compared to the Six Months Ended March 31, 1997

Results of Operations

General

Anacomp reported a net loss of $31.2 million for the six months ended March 31, 1998, compared to a net loss of $40.0 million for the six months ended March 31, 1997. Included in the net loss for the six months ended March 31, 1998 and 1997 is non-cash amortization of the Company's reorganization value asset of $37.5 million and $38.0 million, respectively. Also included in the net loss for the six months ended March 31, 1997 was an extraordinary loss on the extinguishment of debt of $12.5 million, net of income tax benefits of $4.3 million. The extraordinary loss was comprised of a 3% call premium of $5.2 million and the write-off of unamortized discount on the Company's existing 13% subordinated notes of $11.6 million.

Pursuant to a 1990 OEM agreement Kodak was obligated to purchase an additional 151 XFP 2000 systems by October 1997 or pay a cash penalty to the Company. In satisfaction of this earlier OEM agreement, the Company accepted a $3.6 million cash payment from Kodak, which is included in the results for the six months ended March 31, 1997.

Earnings before interest, other expense, taxes, depreciation and amortization ("EBITDA"), excluding the Kodak payment noted above, was $37.8 million for the six months ended March 31, 1998, compared to $39.9 million for the six months ended March 31, 1997.

Total revenues for the six months ended March 31, 1998 of $235.4 million represents an $8.0 million increase from the same period of the prior year, excluding the Kodak payment noted above. A variety of factors contributed to the higher revenues, including large COM services contracts with new customers, higher volumes in COM and CD services from existing customers, and the positive effect of acquisitions. These improvements were offset by expected historical declines in micrographics supplies.



Cost of services provided as a percentage of services revenue was 56% for the six months ended March 31, 1998, compared to 53% for the same period of the prior year. The change is due primarily to the decrease in average selling prices for output services as discussed below. Cost of equipment and supplies sold as a percentage of equipment and supplies sales, excluding the one-time $3.6 million payment noted above, was 74% for the six months ended March 31, 1998 compared to 76% for the same period of the prior year.
The change is due primarily to improvement of COM systems manufacturing costs.

Selling, general and administrative expenses was 23% of revenue for the six months ended March 31, 1998 and 19% for the six months ended March 31, 1997, excluding the one-time $3.6 million payment noted above. These increased costs are due to investments in the Company's sales force, including one-time training costs, and investments in product development and support and sales support for the electronic delivery products. Additionally, costs incurred in the transitioning of acquisitions into the company, acceleration of goodwill amortization and additional amortization expense associated with acquisitions subsequent to March 31, 1997 further contributed to the increase.

Interest expense and fee amortization of $15.9 million for the six months ended March 31, 1998, decreased $3.7 million over the prior year as a result of the refinancing of the Company's indebtedness during the second quarter of fiscal 1997.

Products and Services

Output services revenues increased $11.5 million for the six months ended March 31, 1998, compared to the same six months of fiscal year 1997. COM service volumes increased by 16% while average selling prices decreased by 15%. Alva CD services revenues increased $2.2 million, or 163%, compared to the same six months of fiscal year 1997. Data center acquisitions and several large customer gains have contributed to both the increase in volumes and the decrease in average selling prices. The acquired data centers contributed volumes, but at significantly lower average selling prices. The large customer gains received favorable pricing due to their volumes. Gross margins as a percentage of revenue decreased by approximately two percentage points due to the impact of lower average selling prices.

Technical services (primarily field maintenance) revenues decreased $3.1 million for the six months ended March 31, 1998, primarily due to the effect of replacing older generation COM systems with the XFP, which has a significantly greater capacity than the older COM systems. Gross margins as a percentage of revenue improved three percentage points as a result of decreased personnel and supply costs. Personnel costs decreased as planned reductions in the work force were made to bring headcount in line with the declining base of COM recorders under maintenance.

COM systems revenues for the six months ended March 31,1998, increased by $1.1 million compared to the same period of the prior year. The increase in revenue is attributable to an increase in the number of systems sold and the mix and pricing of new and used systems. Gross margins as a percentage of revenue improved six percentage points primarily due to product mix and the result of manufacturing efficiencies realized during fiscal 1998.

Digital systems revenues for the six months ended March 31, 1998, were $6.8 million compared to $4.2 million in the prior year. The increase was primarily due to the sale of COLD systems by a business acquired in October 1997.

Micrographics supplies revenues for the six months ended March 31, 1998, decreased $16.0 million compared to the same period of the prior year. The major product categories experiencing a decrease in revenue were original COM film and duplicate film. Gross margins as a percentage of revenue increased approximately three percentage points as a result of changes in product mix.

Magnetic media revenues and gross margins for the six months ended March 31, 1998 remained level compared to the same period of the prior year.

Liquidity and Capital Resources

Anacomp's working capital at March 31, 1998, excluding the current portion of long-term debt, was $37.4 million, compared to $41.4 million at September 30, 1997. Net cash used in operating activities was $ 4.1 million for the first six months of fiscal 1998, compared to net cash provided by operating activities of $15.7 million in the comparable prior period. The change in net cash provided by (used in) operating activities was caused by a $10 million payment on the Company's trade credit facility and by usual working capital changes. Net cash used in investing activities was $21.0 million in the current period compared to $21.2 million in the comparable prior period.

Net cash used in financing activities was $1.7 million for the six months ended March 31, 1998, compared to net cash used in financing activities of $7.0 million in the comparable prior period. The Company's successful rights offering of approximately 3.6 million shares of common stock provided $24.3 million in cash during the first half of fiscal 1997. The company's debt refinancing and principal reductions during the second quarter of fiscal 1997 used approximately $31.3 million of cash.

As noted in Note 7, the Company executed an agreement to purchase the assets and assume certain liabilities of First Image Management Company for cash consideration of $150 million. The Company is currently evaluating financing alternatives to fund this acquisition including, but not limited to, the issuance of senior subordinated debt, the use of existing cash resources and/or the use of its revolving credit facilities.

The Company's cash balance (including restricted cash) as of March 31, 1998 was $34.9 million, compared to $65.5 million at September 30, 1997. The decrease was primarily due to cash used for acquisitions. The Company also had available $21.9 million of its $25 million revolving credit facility at March 31, 1998.

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

                         ANACOMP, INC. AND SUBSIDIARIES


                           PART II: OTHER INFORMATION



ITEM 2.        CHANGES IN SECURITIES

      (c)      Unregistered sales of securities

               Pursuant to the 1996 Non-Employee Director Stock option Plan (Amended and Restated as of December 1, 1997), non-employee directors of the Company may elect to receive their annual retainer in the form of options to acquire Common Stock of the Company. Pursuant to such elections, during the six months ended March 31, 1998, an aggregate of 2,500 options were granted to four directors in lieu of aggregate cash compensation of $12,500. The issuance of such options was effected in reliance on the private placement exception set forth in Section 4(2) of the Securities Act of 1933, as amended, on the basis of the familiarity of such directors with the business and affairs of the Company. No underwriting fees or discounts were applicable to the transactions. The options are first exercisable six months after the date of grant and remain exercisable through the tenth anniversary of the grant date, at an exercise price of $15.625 per share.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits

               (27)Financial data schedule (required for electronic filing only)

      (b)      Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANACOMP, INC.



/s/ Donald L. Viles
Donald L. Viles
Executive Vice President and
  Chief Financial Officer


Dated this 13th day of May, 1998