Form 10-Q
period 1998-08-14
ANACOMP INC
filed 1998-08-14
CIK 6260

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                          Commission File Number 1-8328


                                  ANACOMP, INC.
               (Exact Name of Regisrant as Specified in Charter)

             Indiana                                     35-1144230
  (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                            12365 Crosthwaite Circle
                             Poway, California 92064
                    (Address of Principal Executive Office)

                 Registrant's Telephone Number is (619) 679-9797


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES (X)    NO ( )

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                               YES (X)    NO ( )

The number of shares of the Registrant's Common Stock outstanding on June 30, 1998, the close of the period covered by this report, was 14,188,583.

                         ANACOMP, INC. AND SUBSIDIARIES

                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

              Condensed Consolidated Balance Sheets
              June 30, 1998 and September 30, 1997

              Condensed Consolidated Statements of Operations
              Three Months and Nine Months Ended June 30, 1998
              and 1997

              Condensed Consolidated Statements of Cash Flows
              Nine Months Ended June 30, 1998 and 1997

              Supplemental Disclosures of Cash Flow Information

              Supplemental Schedule of Non-cash Investing and
              Financing Activities

              Condensed Consolidated Statements of Stockholders'
              (Deficit) Equity Nine Months Ended June 30,
              1998 and 1997

              Notes to Condensed Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
Anacomp, Inc. and Subsidiaries

                                                                                       June 30,          September 30,
(Dollars in thousands, except per share amounts)                                         1998                 1997
------------------------------------------------                                      ----------         -------------
ASSETS                                                                                (unaudited)

Current assets:
    Cash and cash equivalents....................................                      $ 11,454           $  58,060
    Restricted cash..............................................                         4,285               7,433
    Accounts and notes receivable, less allowances for doubtful
        accounts of $7,773 and $5,501, respectively..............                        87,117              58,628
    Current portion of long-term receivables.....................                         4,317               3,647
    Inventories..................................................                        29,447              25,261
    Assets held for sale.......................................                        34,520                  --
    Prepaid expenses and other...................................                         9,579               6,853
                                                                                 -------------------- ---------------
Total current assets.............................................                       180,719             159,882


Property and equipment, at cost less accumulated depreciation
      and amortization...........................................                        39,822              29,063
Long-term receivables, net of current portion....................                         7,438               6,587
Excess of purchase price over net assets of businesses acquired
      and other intangibles, net.................................                       122,356              17,800
Reorganization value in excess of identifiable assets............                       107,621             163,856
Other assets.....................................................                        17,763              14,763

                                                                                  ==================== ===============
                                                                                  $       475,719        $  391,951
                                                                                  ==================== ===============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
    Current portion of long-term debt............................                     $  54,907            $  9,595
    Accounts payable.............................................                        29,631              39,270
    Accrued compensation, benefits and withholdings..............                        16,025              16,481
    Accrued income taxes.........................................                        14,398              13,471
    Accrued interest.............................................                         9,093              14,738
    Other accrued liabilities....................................                        49,172              34,529
                                                                                 -------------------- ---------------
Total current liabilities........................................                       173,226             128,084

                                                                                  -------------------- ---------------

Noncurrent liabilities:
    Long-term debt, net of current portion.......................                       338,974             247,889
    Other noncurrent liabilities.................................                           933               1,458
                                                                                  -------------------- ---------------
Total noncurrent liabilities.....................................                       339,907             249,347

                                                                                  -------------------- ---------------

Stockholders' equity:
    Preferred stock, 1,000,000 shares authorized, none issued....                            --                  --
    Common stock, $.01 par value;  20,000,000 shares authorized;
        14,188,583 and 13,789,764 issued and outstanding,
        respectively............................................                            142                 138
    Capital in excess of par value...............................                       108,798             105,329
    Cumulative translation adjustment from May 31, 1996..........                        (1,706)             (1,128)
    Accumulated deficit from May 31, 1996........................                      (144,648)            (89,819)
                                                                                  -------------------- -------------------
Total stockholders' (deficit) equity.............................                       (37,414)             14,520

                                                                                  ==================== ===================
                                                                                  $      475,719        $    391,951

                                                                                  ==================== ===================

            See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Anacomp, Inc. and Subsidiaries


                                                                Three Months                               Nine Months
                                                                    Ended                                     Ended
                                                                  June 30,                                   June 30,
                                                           -------------------------         -----------------------------------

(Amounts in thousands, except per share amounts)            1998                1997               1998               1997
----------------------------------------------------------------------- --------------------- ---------------- -------------------
Revenues:
    Services provided................................. $   57,839       $    46,690              $157,279          $139,435
    Equipment and supply sales........................     63,182            67,351               199,149           205,579
                                                      ----------------- --------------------- ---------------- -------------------
                                                          121,021           114,041               356,428           345,014
                                                      ----------------- --------------------- ---------------- -------------------

Operating costs and expenses:
    Costs of services provided........................     34,027            24,400                89,393            73,345
    Costs of equipment and supplies sold..............     46,387            51,859               147,114           153,672
    Selling, general and administrative expenses......     24,207            21,919                72,901            64,403
    Amortization of reorganization assets.............     18,745            18,973                56,235            56,937
      Amortization of intangible assets...............      3,219               711                 7,963             1,648
      Restructuring charges...........................      8,494                --                 8,494                --
                                                      ----------------- --------------------- ---------------- -------------------
                                                          135,079           117,862               382,100           350,005
                                                      ----------------- --------------------- ---------------- -------------------

Loss from operations before interest, other expense,
    income taxes, and extraordinary gain (loss)......     (14,058)           (3,821)              (25,672)           (4,991)
                                                      ----------------- --------------------- ---------------- -------------------

Interest income.......................................        463             1,058                 1,802             3,181
Interest expense and fee amortization.................     (8,562)           (8,436)              (24,440)          (27,974)
Other expense.........................................       (272)             (357)                 (843)           (1,152)
                                                      ----------------- --------------------- ---------------- -------------------
                                                           (8,371)           (7,735)              (23,481)          (25,945)
                                                      ----------------- --------------------- ---------------- -------------------

Loss before income taxes and extraordinary gain (loss)    (22,429)          (11,556)              (49,153)          (30,936)
Provision (benefit) for income taxes..................       (680)            3,300                 3,819            11,400
                                                      ----------------- --------------------- ---------------- -------------------
Net loss before extraordinary gain (loss).............    (21,749)          (14,856)              (52,972)          (42,336)
                                                      ----------------- --------------------- ---------------- -------------------
Extraordinary gain (loss) on extinguishment of debt...     (1,857)              875                (1,857)          (11,661)
                                                      ================= ===================== ================ ===================
Net loss.............................................$    (23,606)     $    (13,981)          $   (54,829)     $    (53,997)
                                                      ================= ===================== ================ ===================

Weighted average common shares outstanding............     14,078            13,701                13,921            13,323
                                                      ================= ===================== ================ ===================

Basic and diluted loss per common share:
Net loss before extraordinary gain (loss).............   $  (1.55)         $  (1.08)              $ (3.81)     $      (3.18)
Extraordinary gain (loss) on extinguishment of debt....     (0.13)             0.06                 (0.13)            (0.87)
                                                      ----------------- --------------------- ---------------- -------------------

Net loss..............................................    $ (1.68)         $  (1.02)               $(3.94)     $      (4.05)
                                                      ================= ===================== ================ ===================



            See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
Anacomp, Inc. and Subsidiaries

                                                                                 Nine Months   Nine Months
                                                                                    Ended         Ended
                                                                                   June 30,      June 30,
(Dollars in thousands)                                                               1998          1997
---------------------------------------------------------------------------- ------------------------------------

Cash flows from operating activities:
    Net loss.........................................................           $  (54,829)     $ (53,997)
    Adjustments  to  reconcile  net  loss to net  cash  provided  by
      (used  in)
      operating activities:
      Depreciation and amortization..................................               75,820         68,605
      Extraordinary loss on extinguishment of debt...................                1,857         11,661
      Non-cash compensation..........................................                  753            761
      Non-cash charge in lieu of taxes...............................                   --          6,453
      Other non-cash items...........................................                  435            310
      Restricted cash requirements...................................                3,148            (69)
      Change in assets and liabilities, net of effects from acquisitions:
         (Increase) decrease in accounts and long-term receivables...               (8,626)         5,152
         (Increase) decrease in inventories and prepaid expenses.....               (1,331)         5,614
         Increase in other assets....................................               (2,494)        (1,233)
         Decrease in accounts payable and accrued expenses...........              (21,024)        (5,235)
         Decrease in other noncurrent liabilities....................                 (686)        (2,516)
                                                                             ------------------------------------
           Net cash provided by (used in) operating activities.......               (6,977)        35,506
                                                                             ------------------------------------

Cash flows from investing activities:

    Purchases of property and equipment..............................               (8,586)        (8,131)
    Payments to acquire companies and customer rights................             (164,302)       (17,453)
                                                                             ------------------------------------
           Net cash used in investing activities.....................             (172,888)       (25,584)
                                                                             ------------------------------------

Cash flows from financing activities:
    Proceeds from exercise of common stock rights ...................                   --         24,271
    Proceeds from exercise of common stock options ..................                1,728              6
    Proceeds from employee stock purchases ..........................                  906             --
    Proceeds from revolving line of credit and
         long-term borrowings........................................              214,262        251,414
    Principal payments on long-term debt.............................              (78,484)      (271,274)
    Payments related to the issuance of debt.........................               (4,769)       (12,259)
                                                                             ------------------------------------
           Net cash provided by (used in) financing activities.......              133,643         (7,842)
                                                                             ------------------------------------

Effect of exchange rate changes on cash..............................                 (384)            62
                                                                             ------------------------------------
Increase (decrease) in cash and cash equivalents.....................              (46,606)         2,142
Cash and cash equivalents at beginning of period.....................               58,060         38,198
                                                                             ------------------------------------
Cash and cash equivalents at end of period...........................             $ 11,454       $ 40,340
                                                                             ====================================

            See notes to condensed consolidated financial statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (Unaudited):


                                                                    Nine Months             Nine Months
                                                                       Ended                   Ended
                                                                      June 30,                June 30,
(Dollars in thousands)                                                  1998                    1997
-------------------------------------------------------------- ----------------------- ----------------------
Cash paid during the period for:
    Interest.............................................             $ 26,687                 $  8,568
    Income taxes.........................................             $ 2,599                  $  5,078


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES (Unaudited):


                                                                    Nine Months             Nine Months
                                                                       Ended                   Ended
                                                                      June 30,                June 30,
(Dollars in thousands)                                                  1998                    1997
-------------------------------------------------------------- ----------------------- ----------------------
Assets acquired by assuming liabilities .................          $ 11,580                   $  1,553
Common stock issued as incentive compensation ...........          $    584                   $     --
Interest on subordinated notes satisfied with additional
notes....................................................          $     --                   $ 11,960


            See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
 (DEFICIT) EQUITY (Unaudited)
Anacomp, Inc. and Subsidiaries

NINE MONTHS ENDED JUNE 30, 1998


                                                                 Capital in    Cumulative
                                                     Common       excess of    Translation    Accumulated
(Dollars in thousands)                                Stock       par value    Adjustment       Deficit         Total
------------------------------------------------- -------------- ------------ -------------- --------------- -------------
BALANCE AT SEPTEMBER 30, 1997                        $     138    $ 105,329   $    (1,128)    $  (89,819)     $   14,520
Common stock issued for exercise of options                  3        1,980            --             --           1,983
Common stock issued for employee stock purchases             1          905            --             --             906
Common stock issued as incentive compensation               --          584            --             --             584
Translation adjustments for period                          --           --          (578)            --            (578)
Net loss for the period                                     --           --            --        (54,829)        (54,829)
                                                  -------------- ------------ -------------- --------------- ------------
BALANCE AT JUNE 30, 1998                             $     142    $ 108,798   $    (1,706)    $ (144,648)     $  (37,414)
                                                 ============== ============ ============== =============== =============


NINE MONTHS ENDED JUNE 30, 1997


                                                                 Capital in    Cumulative
                                                     Common       excess of    Translation    Accumulated
(Dollars in thousands)                                Stock       par value    Adjustment       Deficit         Total
------------------------------------------------- -------------- ------------ -------------- --------------- -------------
BALANCE AT SEPTEMBER 30, 1996                        $      101  $    80,318    $       159  $      (22,009)    $ 58,569
Common stock issued for exercise of rights                   36       24,235             --             --        24,271
Common stock issued for exercise of options                                6                                           6
Translation adjustments for period                           --           --           (982)            --          (982)
Other                                                        --           --             --              1             1
Net loss for the period                                      --           --             --        (53,997)      (53,997)
                                                  ============== ============ ============== =============== =============
BALANCE AT JUNE 30, 1997                              $     137   $  104,559  $         (823)$      (76,005) $    27,868
                                                  ============== ============ ============== =============== =============


            See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Anacomp, Inc. and Subsidiaries

NOTE 1.   GENERAL:

The Condensed Consolidated Financial Statements (the "Financial Statements") included herein have been prepared by Anacomp, Inc. and its wholly owned subsidiaries (collectively, "Anacomp" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the information and disclosures presented herein are adequate and not misleading. The Financial Statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

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


NOTE 2.   COMPONENTS OF CERTAIN BALANCE SHEET ACCOUNTS:

Inventories

Inventories are stated at the lower of cost or market, with cost being determined by methods approximating the first-in, first-out basis. The cost of the inventories is distributed as follows:

                                           June 30,        September 30,
 (Dollars in thousands)                      1998               1997
 ------------------------------------ ------------------- -----------------

 Finished goods......................     $ 16,044            $     14,887
 Work in process.....................        3,496                   3,299
 Raw materials and supplies..........        9,907                   7,075
                                      =================== =================
                                          $ 29,447            $     25,261
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

NOTE 3.   INCOME TAXES:

Amortization of the Company's asset entitled "Reorganization value in excess of identifiable assets" (the "Reorganization Asset") is not deductible for income tax purposes. Accordingly, the Company incurs income tax expense even though it reports a pre-tax loss due to such amortization.

For the nine months ended June 30, 1998, and 1997, income tax expense is reported for the Company based upon the estimated effective tax rates. For fiscal 1998 and 1997, the effective tax rates were 54% and 43% of pretax income before amortization of the Reorganization Asset, respectively. For the nine months ended June 30, 1998, the tax provision represents only income tax expense on income generated outside of the United States. The restructuring charges and the extraordinary loss on the extinguishment of debt created a loss in the United States for which no income tax benefit could be recognized.

At June 30, 1998, the Company had U.S. net operating loss carryforwards ("NOLs") of approximately $150 million available to offset future taxable income. This amount will increase to $200 million as certain temporary differences reverse in future periods. Usage of these NOLs by the Company is limited to approximately $4 million annually. However, the Company may authorize the use of other tax planning techniques to utilize a portion of the remaining NOLs before they expire. In any event, the Company expects that substantial amounts of the NOLs will expire unused. NOLs available to offset taxable income for fiscal year 1998 are estimated to be $22 million.

NOTE 4.   LOSS PER SHARE:

The computation of basic loss per common share is based upon the weighted average number of common shares outstanding during the periods. Diluted loss per share is the same as basic earnings per share for the periods presented due to the losses reported for the periods.

NOTE 5.   ACQUISITIONS:

During the nine months ended June 30, 1998, excluding the First Image acquisition discussed in Note 7 below, the Company acquired either the customer bases and other specified assets or the stock of nine businesses. Total consideration paid at closing was $17.9 million, of which approximately $12.5 million was assigned to excess of purchase price over net assets acquired.

The aggregate purchase prices consisted of $17.0 million cash at closing, $0.9 million in assumed liabilities and contingent cash payments of up to $10.9 million based upon future operating results over the next 10 years.

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

NOTE 7.   FIRST IMAGE ACQUISITION:

On June 18, 1998, the Company completed its acquisition (the "Acquisition") of assets constituting substantially all of the business and operations (the "First Image Businesses") of First Image Management Company ("First Image"), a division of First Financial Management Corporation ("FFMC"), a wholly owned subsidiary of First Data Corporation ("FDC"). The Company also assumed substantially all of the ongoing liabilities of the First Image Businesses. The purchase price paid by the Company to FFMC at the closing of the Acquisition was $150.0 million, although a post-closing adjustment has resulted in FFMC returning to the Company $4,182,000 to reflect a shortfall in the agreed-upon working capital for the First Image Businesses. The Acquisition was accounted for as a purchase, and the excess of the purchase price over the estimated fair value of net assets acquired ("goodwill") approximates $100 million, which is being amortized over a 15-year period on a straight-line basis. For reporting purposes, the Acquisition date was set as June 1, 1998 because the significant contingencies associated with the definitive agreement among the Company, FFMC and FDC were all cleared and the Company received the economic benefits and assumed the economic risks associated with the operations of the First Image Businesses beginning June 1, 1998.

The First Image Businesses include (i) image access services, primarily Computer Output to Microfilm ("COM") and Compact Disc ("CD") services (the "IAS Business"), (ii) document print and distribution services such as laser print and mail and demand publishing services (the "DPDS Business") and (iii) document acquisition services such as health care and insurance claims entry and data capture services (the "DAS Business"). The Company will retain and continue to operate the IAS Business whose revenues and earnings before interest, other expense, taxes, restructuring charges, depreciation and amortization ("EBITDA") of $8.5 million and $2.2 million, respectively, for the period June 1, 1998 to June 30, 1998 are included in the Company's results of operations for the three and nine months ended June 30, 1998.

The Company closed the sale of the DAS Business to ACS Shared Services, Inc., a wholly-owned subsidiary of Affiliated Computer Services, Inc., effective July 1, 1998. The Company also closed the sale of the DPDS Business to Southern Micrographix Company LLC (now known as AccuDocs LLC) effective August 1, 1998. The sale of both the DAS Business and the DPDS Business generated $45.0 million in cash for the Company. Combined, the DAS Business and the DPDS Business accounted for 44% of First Image's revenues for the year ended December 31, 1997. The Company has classified the net assets of the DAS Business and the DPDS Business as assets held for sale on the Company's consolidated balance sheet as of June 30, 1998 and have excluded the results of operations for the DAS Business and the DPDS Business from the Company's results of operations for the periods ending June 30, 1998.

The unaudited pro forma consolidated operating data of the Company for the nine months ended June 30, 1998 and 1997 are presented below. The unaudited pro forma consolidated operating data for the nine months ended June 30, 1998 includes the Company's operations for the nine months ended June 30, 1998 and First Image's operations for the eight months ended May 31, 1998. The unaudited pro forma consolidated operating data for the nine months ended June 30, 1997 includes the Company's operations for the nine months ended June 30, 1997 and First Image's operations for the nine months ended September 30, 1997.

The unaudited pro forma consolidated operating data have been prepared giving effect to the Acquisition, the disposition of the DAS Business and the DPDS Business and the use of the proceeds thereof, the New Facility and Senior Subordinated Notes (as each such term is defined in Note 8, below) and the fiscal year 1997 refinancings as if they had all occurred at the beginning of the applicable results of operations period.

The unaudited pro forma consolidated information is not necessarily indicative of the results that would have been obtained had such transactions in fact been completed at the beginning of the periods presented nor is such information indicative of future results.


(Dollars in thousands)
------------------------------------------------
Nine Months ended June 30, 1998:
Total revenues                                   $428,283
Net income (loss) before extraordinary items      (47,648)
Net income (loss)                                 (48,725)

Nine Months ended June 30, 1997:
Total revenues                                   $426,935
Net income (loss) before extraordinary items      (32,613)
Net income (loss)                                 (44,274)

NOTE 8.   DEBT:

Senior Secured Revolving Credit Facility

On June 15, 1998, the Company entered into a new $80 million Senior Secured Revolving Credit Facility (the "New Facility") with a syndicate of banks and BankBoston, N.A. ("BankBoston") as agent. The proceeds of the New Facility were used to repay the outstanding balance of the existing $80 million Senior Secured Term Loan and Revolving Credit Facility (the "Old Facility"). The balance of the Old Facility at June 15, 1998, was $53.6 million.

As of June 30, 1998, $53.9 million was outstanding under the New Facility and is classified as a current liability because the Company intends to pay off the outstanding balance by September 30, 1998 using cash generated from the sale of the DAS Business and the DPDS Business and from the Company's operations. The New Facility is available for loans denominated in U.S. dollars and certain foreign currencies. In addition, up to $15 million of the New Facility is available for letters of credit. The New Facility terminates on June 15, 2003.

The Company may elect to have loans under the New Facility bear interest at (a) the Base Rate (as defined) plus 0-3/4% or (b) the Eurocurrency Rate (as defined) plus 1-2%. Interest is payable quarterly under the Base Rate loans and payable either quarterly or at the end of the interest period if less than three months under the Eurocurrency Rate loans. The "Base Rate" for any day means the higher of (i) the corporate base rate of interest announced by BankBoston and (ii) the federal funds rate published by the Federal Reserve Bank of New York on the next business day plus 1/2%. The "Eurocurrency Rate" means the Eurodollar Rate or the International Eurocurrency Rate as defined and offered by BankBoston.

The New Facility is secured by substantially all of the Company's assets and 65% of the capital stock of the Company's foreign subsidiaries. Among other restrictions, the New Facility contains certain covenants with respect to the Company relating to limitations on additional debt, limitations on mergers and acquisitions, limitations on liens, and minimum EBITDA, interest coverage and leverage ratios.

As of June 15, 1998, the Company had $1.9 million of unamortized debt issuance costs associated with the Old Facility. As a result of the repayment of the Old Facility, the Company recorded these unamortized debt issuance costs as an extraordinary loss on the early extinguishment of debt for the period ended June 30, 1998.

10 7/8% Senior Subordinated Notes

On June 18, 1998, the Company issued $135 million of additional 10 7/8% Senior Subordinated Notes (the "Notes"). The Notes were sold at 104% of the face amount to yield proceeds of $140.4 million which resulted in a $5.4 million premium to be offset against interest expense over the life of the Notes. The proceeds of the Notes, along with available cash, were used to finance the Acquisition (see
Note 7).

The Notes are not redeemable at the option of the Company prior to April 1, 2000. On or after such date and until April 1, 2003, the Notes will be redeemable at the option of the Company in whole or in part at prices ranging from 108.156% to 102.710% plus accrued and unpaid interest. On or after April 1, 2003, the Notes may be redeemable at 100% plus accrued and unpaid interest. Prior to April 1, 2000, the Company may, at its option, use the net cash proceeds of one or more Public Equity Offerings (as defined), to redeem up to 35% of the aggregate principal amount at a redemption price equal to 110.875% plus unpaid interest to the date of redemption, provided that at least $87.75 million of the aggregate principal amount of Notes originally issued remains outstanding after such redemption. Also, upon a Change of Control (as defined), the Company is required to make an offer to purchase the Notes then outstanding at a purchase price equal to 101% plus accrued and unpaid interest. The Notes have no sinking fund requirements and are due in full on April 1, 2004.

The Notes are general unsecured obligations of the Company and expressly subordinated in right of payment to all existing and future Senior Indebtedness (as defined) of the Company. The Notes rank pari passu with any future Senior Subordinated Indebtedness (as defined) and senior to all Subordinated Indebtedness (as defined) of the Company.

The indenture related to the Notes contains covenants with respect to the Company related to limitations of indebtedness of the Company and its restricted subsidiaries, limitations on restricted payments, limitations on distributions from restricted subsidiaries, limitations on sale of assets and restricted subsidiary stock, limitations on liens, a prohibition on layering, limitations on transactions with affiliates, limitations on issuance and sale of capital stock of restricted subsidiaries, limitations of sale/leaseback transactions and limitations on mergers, consolidations or sales of substantially all of the Company's assets.

NOTE 9.   RESTRUCTURING CHARGES

Included in the Company's operating results for the three and nine months ended June 30, 1998 are restructuring charges of $8.5 million. These charges result from the Company's acquisition of the First Image Businesses as the Company plans to close down Anacomp sites with multiple market presence in certain cities and convert First Image customers to Anacomp equipment. These restructuring activities are expected to be completed during fiscal year 1999. The restructuring charges consist of personnel related costs of $3.6 million and facility closedown costs of $4.9 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Results of Operations do not include the results of First Image for the period June 1, 1998 to June 30, 1998. Inclusion of such results and discussion would not allow for a meaningful comparison between the periods presented. Therefore, not included in the results below are revenues of $8.5 million, EBITDA of $2.2 million and net income of $1.3 million for First Image for the period June 1, 1998 to June 30, 1998.

Three  Months  Ended June 30, 1998  compared to the Three  Months Ended June 30,
1997

Results of Operations

General

Anacomp reported a net loss of $24.9 million for the three months ended June 30, 1998, compared to a net loss of $14.0 million for the three months ended June 30, 1997. Included in the net loss for the three months ended June 30, 1998 and 1997 is non-cash amortization of the Company's Reorganization Asset of $18.7 million and $19.0 million, respectively. Included in the net loss for the three months ended June 30, 1998 is a one-time restructuring charge of $8.5 million resulting from planned data center consolidations in conjunction with the First Image Acquisition. Also included in the net loss for the three months ended June 30, 1998 is an extraordinary loss on the early extinguishment of debt of $1.9 million. The extraordinary loss resulted from the write-off of unamortized debt issuance costs related to the Company's Old Facility which was refinanced in June 1998.

Earnings before interest, other expense, taxes, restructuring charges, depreciation and amortization ("EBITDA") was $17.8 million for the three months ended June 30, 1998 compared to $19.1 million for the three months ended June 30, 1997.

Total revenues for the third quarter of $112.5 million represents a $1.6 million decrease from the revenues for the third quarter of the prior year. This decrease is primarily due to the decline in the Company's micrographics supplies business.

Cost of sales as a percentage of revenues was 67% for the three months ended June 30, 1998, compared to 67% for the same period of the prior year.

Selling, general and administrative expenses, excluding amortization of intangible assets, were 21% of revenue for the three months ended June 30, 1998, compared to 19% for those months ended June 30, 1997. These increased costs are primarily due to investments in product development and sales support for the digital systems products.

Products and Services

Outsource services revenues, which include COM and ALVA CD services, increased $5.4 million, or 21%, for the three months ended June 30, 1998 compared to the same three months of fiscal 1997. Outsource services volumes increased 27%, while the average selling price decreased 11%. Data center acquisitions in Europe as well as several large customer gains have contributed to both the increase in volumes and the decrease in average selling price. The acquired data centers contributed volumes, but at somewhat lower selling prices. The large customer gains received favorable pricing due to their volumes. Gross margins as a percentage of revenue decreased by two percentage points due to the impact of the lower average selling price.

Technical services (primarily maintenance) revenues decreased $466,000 for the three months ended June 30, 1998 compared to the prior year, primarily due to the decrease in the population of older generation COM systems in the customer base. Gross margins as a percentage of revenue decreased by two percentage points compared to the same period of the prior year.

COM systems revenues for the three months ended June 30, 1998 increased $411,000 or 7% compared to the same period of the prior year. Gross margins as a percentage of revenue increased by six percentage points compared to the same period of the prior year.

Digital systems revenues for the three months ended June 30, 1998 were $2.5 million compared to $2.4 million in the prior year.

Micrographics supplies revenues for the three months ended June 30, 1998 decreased $6.4 million compared to the same period of the prior year. This decrease is due to the decline in original COM film and duplicate film, which is consistent with long-term trends as well as the discontinuance of the sale of duplicate film to the reseller market. Gross margins as a percentage of revenue improved by two percentage points due primarily to changes in product mix.

Magnetic media revenues and gross margins for the three months ended June 30, 1998 were comparable to the same period of the prior year.

Nine Months Ended June 30, 1998 compared to the Nine Months Ended June 30, 1997

Results of Operations

General

Anacomp reported a net loss of $56.1 million for the nine months ended June 30, 1998, compared to net loss of $54.0 million for the nine months ended June 30, 1997. Included in the net loss for the nine months ended June 30, 1998 and 1997 is non-cash amortization of the Company's Reorganization Asset of $56.2 million and $56.9 million, respectively. Included in the net loss for the nine months ended June 30, 1998 is a one-time restructuring charge of $8.5 million resulting from planned data center consolidations in conjunction with the Acquisition. Also included in the net loss for the nine months ended June 30, 1998 and 1997 were extraordinary losses on the extinguishment of debt of $1.9 million and $11.7 million, respectively. The extraordinary loss for the nine months ended June 30, 1998 was the result of the early extinguishment of the Company's Old Facility and the associated write-off of unamortized debt issuance costs. The extraordinary loss for the nine months ended June 30, 1997 was comprised of a 3% call premium and the write-off of unamortized discount on the Company's 13% Subordinated Notes.

Pursuant to a 1990 OEM agreement, Kodak was obligated to purchase an additional 151 XFP 2000 systems by October 1997 or pay a cash penalty to the Company. In satisfaction of this earlier OEM agreement, the Company accepted a $3.6 million cash payment from Kodak, which is included in the results for the nine months ended June 30, 1997.

EBITDA, excluding the Kodak payment noted above, was $55.6 million for the nine months ended June 30, 1998, compared to $58.9 million for the nine months ended June 30, 1997.

Total revenues for the nine months ended June 30, 1998 of $347.9 million represents a $6.5 million increase from the same period of the prior year, excluding the Kodak payment noted above. A variety of factors contributed to the higher revenues, including large COM services contracts with new customers, higher volumes in COM and CD services from existing customers, and the positive effect of acquisitions. These improvements were offset by expected historical declines in micrographics supplies.

Cost of sales as a percentage of revenues was 66% for the nine months ended June 30, 1998, compared to 66% for the same period of the prior year.

Selling, general and administrative expenses, excluding amortization of intangible assets, was 21% of revenue for the nine months ended June 30, 1998 and 19% for the nine months ended June 30, 1997, excluding the one-time $3.6 million payment noted above. These increased costs are primarily due to investments in the Company's sales force and in product development and sales support for the digital systems products.

Interest expense and fee amortization of $24.4 million for the nine months ended June 30, 1998, decreased $3.5 million over the prior year, primarily due to more favorable interest rates and reduction in debt levels as a result of the refinancing of substantially all of the Company's significant debt obligations during the second quarter of fiscal 1997.

Products and Services

Outsource services revenues, which include COM and ALVA CD services, increased $17.0 million for the nine months ended June 30, 1998, compared to the same nine months of fiscal year 1997. Outsource service volumes increased by 30% while average selling prices decreased by 11%. Data center acquisitions and several large customer gains have contributed to both the increase in volumes and the decrease in average selling prices. The acquired data centers contributed volumes, but at significantly lower average selling prices. The large customer gains received favorable pricing due to their volumes. Gross margins as a percentage of revenue decreased by approximately two percentage points due to the aforementioned impact of lower average selling prices.

Technology services (primarily maintenance) revenues decreased $2.8 million for the nine months ended June 30, 1998, primarily due to the effect of replacing older generation COM systems with the XFP 2000 COM System, which has a significantly greater capacity than the older COM systems. Gross margins as a percentage of revenue remained level.

COM systems revenues for the nine months ended June 30, 1998 increased by $4.5 million compared to the same period of the prior year. The increase in revenue is attributable to an increase in the number of systems sold and the mix and pricing of new and used systems. Gross margins as a percentage of revenue improved five percentage points primarily due to product mix and the result of manufacturing efficiencies realized during fiscal 1998.

Digital systems revenues for the nine months ended June 30, 1998, were $9.3 million compared to $6.6 million in the prior year. The increase was due to the contribution from a business acquired in October 1997.

Micrographics supplies revenues for the nine months ended June 30, 1998, decreased $16.9 million compared to the same period of the prior year. This decrease is due to the decline in original COM film and duplicate film, which is consistent with long-term trends as well as the discontinuance of the sale of duplicate film to the reseller market. Gross margins as a percentage of revenue remained level.

Magnetic media revenues and gross margins for the nine months ended June 30, 1998 remained level compared to the same period of the prior year.

Liquidity and Capital Resources

Anacomp's working capital at June 30, 1998, excluding the current portion of long-term debt, was $62.4 million, compared to $41.4 million at September 30, 1997. Net cash used in operating activities was $7.0 million for the first nine months of fiscal 1998, compared to net cash provided by operating activities of $35.5 million in the comparable prior period. The change in net cash provided by (used in) operating activities was caused by a $10 million payment on the Company's trade credit facility and by usual working capital changes. Net cash used in investing activities was $172.9 million in the current period compared to $25.6 million in the comparable prior period. The fiscal 1998 investments were significantly higher because of the Acquisition.

Net cash provided by financing activities was $133.6 million for the nine months ended June 30, 1998, compared to net cash used in financing activities of $7.8 million in the comparable prior period. The fiscal 1998 proceeds were significantly higher because of new subordinated debt issued to finance the Acquisition. The Company's successful rights offering of approximately 3.6 million shares of common stock provided approximately $24.3 million in cash during the first three quarters of fiscal 1997. The company's debt refinancing and principal reductions during the second quarter of fiscal 1997 used approximately $31.3 million of cash.

The Company's cash balance (including restricted cash) as of June 30, 1998 was $15.7 million, compared to $65.5 million at September 30, 1997. The decrease was primarily due to cash used for acquisitions. The Company also has availability of $26.1 million on its $80 million revolving credit facility at June 30, 1998. In addition, the Company intends to pay off the outstanding balance of the New Facility by September 30, 1998 using cash generated from the sale of the DAS Business and the DPDS Business and from operations.

The Company has significant debt service obligations. The ability of the Company to meet its debt service and other obligations will depend upon its future performance and is subject to financial, economic and other factors, some of which are beyond its control. However, the Company believes that cash on hand, cash generated from operations and cash available under the New Facility will be sufficient to fund its debt service requirements, acquisition strategies and working capital requirements in the foreseeable future.

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

Forward-Looking Statements

Certain statements in this "Management's Decision and Analysis of Financial Condition and Results of Operations" and elsewhere in this report constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; industry trends; industry capacity; competition; raw material costs and availability; currency fluctuations; the loss of any significant customers; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; changes in, or the failure or inability to comply with, government regulation; and other factors referenced in this report. These forward-looking statements speak only as of the date of this report.

                         ANACOMP, INC. AND SUBSIDIARIES

                           PART II: OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS


(c) Unregistered sales of securities

Pursuant  to the 1996  Non-employee  Director  Stock  Option Plan  (Amended  and
Restated as of December 1, 1997), non-employee directors of the Company may elect to receive their annual retainer in the form of options to acquire common stock of the Company. Pursuant to such elections, during the nine-months ended June 30, 1998, an aggregate of 2,500 options were granted to four directors in lieu of aggregate cash compensation of $12,500. The issuance of such options was effected in reliance on the private placement exception set forth in Section 4
(2) of the Securities Act of 1993, as amended, on the basis of familiarity of such directors with the business and affairs of the Company. No underwriting fees or discounts were applicable to the transactions. The options are first exercisable six months after the date of grant and remain exercisable through the tenth anniversary of the grant date, at an exercise price of $15.1875 per share.


ITEM 5.   OTHER INFORMATION


Shareholder Proposals

The eligibility of shareholders to submit proposals, the proper subjects of shareholder proposals and other issues governing shareholder proposals are regulated by the rules (the "Shareholder Proposal Rules") adopted under Section 14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Shareholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in the Company's proxy materials for the 1999 Annual Meeting of Shareholders must be received by the Company at its principal executive office, 12365 Crosthwaite Circle, Poway, California 92064, no later than Tuesday, September 1, 1998.

In addition, in accordance with recent amendments to the Shareholder Proposal Rules, written notice of shareholder proposals to be submitted outside of Rule 14a-8 described above for consideration at the 1999 Annual Meeting of Shareholders must be received by the Company, at the address set forth in the preceding paragraph, on or before Monday, November 16, 1998, in order to be considered timely for purposes of the Shareholder Proposal Rules. The persons designated as proxies by the Company in connection with the 1999 Annual Meeting of Shareholders will have discretionary voting authority with respect to any shareholder proposal of which the Company did not receive timely notice.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a) The following exhibits are filed with the Quarterly Report on Form 10-Q:

     (27) Financial data schedule (required for electronic filing only)


(b) Reports on Form 8-K

On June 18, 1998, a Form 8-K was filed to report that the Company entered into an Asset Purchase Agreement with First Data Corporation to acquire the First Image Businesses.

On August 12, 1998, a Form 8-K/A was filed to amend the June 18, 1998 Form 8-K by including the audited financial statements of First Image for the three years ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANACOMP, INC.



/s/ Donald L. Viles
-------------------
Donald L. Viles
Executive Vice President and
  Chief Financial Officer


Dated this 14th day of August, 1998

                                  EXHIBIT INDEX


(27)    Financial Data Schedule (required for electronic filing only)