Form 10-K405
period 1998-09-30
ANACOMP INC
filed 1998-12-29
CIK 6260

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
            For the transition period from ___________to____________.

                         Commission File Number (1-8328)

                                  ANACOMP, INC.
             (Exact name of registrant as specified in its charter)

         INDIANA                                            33-1144230
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                12365 CROSTHWAITE CIRCLE, POWAY, CALIFORNIA 92064
                                 (619) 679-9797

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                               -------------------
                          COMMON STOCK, $.01 PAR VALUE
                              COMMON STOCK WARRANTS

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of November 30, 1998, was approximately $131,714,358 (based upon the closing price for shares of the registrant's Common Stock as reported by the NASDAQ National Market for November 27, 1998, the last trading day prior to that date). Shares of Common Stock held by each of the registrant's officers and directors, and by a certain holder of more than 10% of the registrant's outstanding Common Stock, have been excluded in that such persons may be deemed to be affiliates of the registrant; however, this determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of November 30, 1998 was 14,263,058 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 1999 Annual Meeting of Shareholders are incorporated herein by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended September 30, 1998.

                                  ANACOMP, INC.

                                    FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                      INDEX


PART I                                                                                          Page
                                                                                              ---------
    Item 1     Business                                                                          1
    Item 2     Properties                                                                        12
    Item 3     Legal Proceedings                                                                 12
    Item 4     Submissions of Matters to Vote of Security Holders                                12

PART II
    Item 5     Market for the Registrant's Common Stock and Related Stockholder Matters          15
    Item 6     Selected Financial Data                                                           16
    Item 7     Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                             17
    Item 7A    Quantitative and Qualitative Disclosures About Market Risk                        24
    Item 8     Financial Statements                                                              24
    Item 9     Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosures                                                             24

PART III
    Item 10    Directors and Executive Officers of the Registrant                                25
    Item 11    Executive Compensation                                                            25
    Item 12    Security Ownership of Certain Beneficial Owners and Management                    25
    Item 13    Certain Relationships and Related Transactions                                    25

PART VI
    Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K                   26
    Signatures                                                                                   29


                                     PART I

ITEM 1. BUSINESS

         Except for the historical information contained herein, the following discussion regarding Anacomp, Inc. ("Anacomp" or the "Company") contains forward looking statements that involve risks and uncertainties. Future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not specifically limited to, the ability to service debt, timely product development, fluctuations in currency exchange rates, availability and price of polyester and other supplies, and changes in economic conditions of various markets that the Company serves.

DOCUMENT MANAGEMENT INDUSTRY

         Anacomp is a leading provider in the document management industry, which the Company believes to be in excess of $8 billion worldwide. The Company provides services and products utilized in the storage and distribution of, and access to, computer generated documents and various forms of document images. Users of these services and products must balance the ease of accessibility to information contained in these documents with the cost of storing and accessing that information.

         Historically, document management (storage, distribution and access of documents) was dominated by micrographics services and products, a segment in which Anacomp has achieved a sustained leading market position. Recent advances in digital technologies, which provide rapid access to electronic images of documents, have provided customers with document management alternatives to micrographics. Over the next several years, the Company believes that micrographics technology will continue to retain certain cost or functional advantages over alternative media, which should keep micrographics competitive in a wide range of applications. Over the longer term, the Company believes that micrographics technology will be viewed predominately as a reliable and cost-effective method for long-term document archival.

         Companies are increasingly faced with the competing challenges of reducing the costs, while improving the capabilities, of their information processing and management operations. Moreover, these challenges are being faced at a time when technology is advancing rapidly, which greatly increases the complexity of selecting and implementing the appropriate solutions. As a result, organizations increasingly are seeking outsourcing alternatives to reduce their overall cost and eliminate the complexity associated with constantly changing technology choices and implementation requirements.

         The Company's business strategy is to capitalize on these industry trends by leveraging its market position and competitive strengths to provide new services and products while maintaining its leading position in the traditional segments of the market.

OVERVIEW OF THE COMPANY

         Anacomp is a leading provider of document management services and products to over 10,000 customers in more than 65 countries. The Company offers a broad range of document management solutions for the storage and distribution of, and access to computer generated documents utilizing micrographic, magnetic media and, to an increasing extent, electronic technologies.

         The Company has built a strong reputation as the world's leading full-service provider of micrographic systems, services, and supplies. Micrographics is the conversion of information stored in electronic form or on paper to microfilm or microfiche. Traditionally, micrographics has provided one of the most cost-effective means of document storage and retrieval for information-intensive organizations such as banks, insurance companies, brokerage firms, healthcare providers and government agencies. The Company is a worldwide provider of Computer-Output-to-Microfilm ("COM") solutions, which consists of the high speed conversion of computer generated documents directly from a computer or magnetic tape to microfilm or microfiche. The Company is a leading manufacturer of systems, as well as the leading provider of services for customers that outsource their micrographic requirements.

         Organizations are increasingly seeking outsource alternatives to meet their information processing and management needs. In order to reduce costs and improve capabilities, the Company believes that it is uniquely positioned to leverage its significant base of loyal, long-term customers to take advantage of the trends to outsourcing and the increasing use of new technologies in the industry. Anacomp believes it can take advantage of this trend by increasing its customer base through strategic acquisitions and by offering a broader range of services and products utilizing new technologies to complement its traditional micrographics business.

         In recent years, the Company increased the breadth of its services and products by incorporating certain new technologies being utilized in the document management industry. The Company has established itself as a leading global provider of Compact Disc ("CD") document management outsource services through the growth of its ALVA-TM- CD ("ALVA") services and through the Company's acquisition in 1997 of Data/Ware Development, Inc. ("Data/Ware"), a leading supplier of CD systems for document management applications. ALVA services are offered from a majority of the Company's service centers throughout the world, and this business has enjoyed significant growth over the past three years. The Company's Data/Ware CD systems generally are sold to businesses with high-volume CD output needs and who prefer to produce CDs internally rather than outsource this process.

         The Company has an extensive installed base of systems located at end-user operations, which together with the Company's strong customer relationships, provide the Company with a high margin recurring revenue stream from systems maintenance and related supplies. In addition, the Company is a leading provider of half-inch computer tape (magnetic media) products for larger computing systems, with manufacturing plants in the United States and Europe.

         Overall, the Company plans to maintain its leadership position in traditional document management solutions while continuing to capitalize on its expertise and customer base to add new document management products and services. This migration toward faster growth areas of the document management industry is being accomplished through internal product development, strategic alliances and acquisitions of companies and technology.

BUSINESS STRATEGY

         The Company has a strategic plan entitled "Strategy 2000". Strategy 2000 sets forth the following four key strategies for the Company:

PROVIDE CUSTOMERS WITH SOLUTIONS TO THEIR DOCUMENT MANAGEMENT REQUIREMENTS

         Anacomp has a large, long-term customer base with diverse document management requirements, and Anacomp desires to be the provider of choice for all of these requirements. By understanding the document management requirements of, and working closely with its customers, Anacomp gains insights into additional services and products it can offer to its customers. The Company intends to continue to broaden its range of services and products as it endeavors to capture all of its customers' business for all the document management services and products that its customers require.

INCREASE MARKET POSITION AND PROFITABILITY IN TRADITIONAL BUSINESSES

         The Company has established leading positions in certain segments of the document management industry with its traditional businesses (micrographics and magnetic media). Although these segments and businesses are mature, Anacomp believes that opportunities remain to increase its market position in these segments and increase the contribution of these businesses to the Company's net sales and EBITDA (as defined). The Company will seek to increase its market position through strategic acquisitions and by leveraging its customer base for its other services and products. In addition, Anacomp continually strives to leverage its existing infrastructure and make strategic investments to achieve incremental operating efficiencies that would lead to increased profitability.

DEVELOP A LEADING POSITION IN ELECTRONIC DELIVERY AND ARCHIVAL SOLUTIONS

         With the rapid evolution and acceptance of the Internet worldwide, the Company believes it is presented with an opportunity to develop a leading position in the emerging electronic archival (long-term storage) and document delivery (access) services and products segment. As the Internet emerges as a widely accepted, standardized, low-cost medium for distribution of, and access to, documents and information, Anacomp will seek to leverage its extensive expertise and experience in document management to become a leading provider of a new generation of solutions utilizing this medium. The Company is pursuing these opportunities with initiatives such as its Computer Output to Internet ("COFI(TM)") services and its offerings with New Dimension Software, Inc. ("NDS") and is actively developing new offerings.

PURSUE STRATEGIC ACQUISITIONS

         The Company will continue to pursue strategic acquisitions to expand its current capabilities and offerings. All of Anacomp's acquisitions will be focused in one or more segments of the document management industry that will be designed to increase its market position in current segments, add complementary services and products to its existing businesses, or add offerings in new businesses.

DOCUMENT MANAGEMENT SOLUTIONS INITIATIVES

         Since June 1996, Anacomp has initiated several strategic initiatives to expand its range of services and products in the electronic document management market. Its three main initiatives are centered on using CD technology, using the internet or an organization's intranet system, and using mainframe and/or high-performance, server-based software solutions.

         Management of documents on CD-R involves the transforming, indexing, storing, distributing and providing access to documents stored on standard, inexpensive CDs. The Company believes the CD-R segment of the market is rapidly growing because CDs are extremely effective for the distribution of large volumes of electronically stored documents. The Company offers electronic delivery on CD through its ALVA outsource services and its high-volume Data/Ware CD MVS and Data/Ware CD Client/Server production systems. Anacomp offers its ALVA services through its network of outsource services centers in the United States and Europe and its Data/Ware CD MVS and Data/Ware CD Client/Server production systems through its worldwide direct and indirect sales channels. The ALVA Services revenues have grown approximately 117% and 183% during fiscal 1998 and 1997 respectively, as compared to their prior comparable periods. However, ALVA services revenues are still a relatively small percentage of the Company's total revenues.

         Management of documents using the internet or an organization's intranet involves the transforming, indexing, storing, distributing and providing access to documents stored on Webservers and accessible using Web browsers. The Company believes that the electronic delivery through the internet or intranet is a rapidly growing segment for the delivery of electronic documents to end-users. Anacomp offers such electronic delivery through its COFI outsource services which deliver documents to the customers' desktop using low cost, standard browser facilities. Although the COFI outsource service is a new product for the Company and is still small in terms of revenue generation, the Company believes that revenue from this service will grow rapidly.

         Management of documents using mainframe and/or high-performance servers based on software solutions delivers documents to a customer's desktop or high-speed printer. This method of delivery and archival involves the transforming, indexing, storing, distributing, and providing access to documents stored on large scale mainframes or server systems. Anacomp offers document management using enterprise-wide computing systems and networks through its EOM system, in conjunction with the Company's technology partner, NDS. The Company introduced its EOM system as an offering in late January 1998 and is marketing the product to its current customer base and to customers of the Company's competitors in the micrographics segment of the market.

COMPETITIVE STRENGTHS

LONG-TERM CUSTOMER RELATIONSHIPS

         The Company has developed long-term relationships (in excess of five years) with many of its customers. Among the Company's current long-term customers are Aetna Inc., AT&T Corp., Automatic Data Processing, Inc., BankAmerica Corporation, Bank One Corp., Citicorp, Deutsche Bank AG, Electronic Data Systems, FMR Corp., General Electric Corp., IBM, and Travelers Group Inc. The Company believes that it has developed this long-term customer base by consistently meeting or exceeding customer document and information management needs and expectations. The Company manages these customer relationships through its worldwide sales force of approximately 200 individuals and through its extensive distributor networks.

LEADING MARKET POSITION

         The Company is a leader in certain businesses within the document management industry including systems, maintenance and supplies, outsource services, certain half-inch magnetic media products, and digital based document management services and products. The Company's market position and customer base provides the necessary platform to grow these businesses and to introduce new and complementary document management services and products.

UNDERSTANDING OF CUSTOMERS' DOCUMENT MANAGEMENT REQUIREMENTS

         Through its long-term customer relationships, Anacomp has developed an understanding of its customers' unique document management requirements as well as the particular document management requirements in its customers' industries. This understanding has enabled the Company to recognize and meet the changing needs of its customers. In addition, the Company believes that because of this understanding, its customers trust Anacomp to properly and securely process their critical documents and information.

BROAD RANGE OF SERVICES AND PRODUCTS

         In the last two years, the Company has introduced new services and products designed to further broaden its offerings across the entire spectrum of document management. In addition to enhancing its traditional services and products, the Company has become a leading provider of document management CD solutions through the development of its ALVA services and through the acquisition of Data/Ware and its CD systems business line. The Company is also introducing complementary services related to its existing offerings, including on-line solutions, document management consulting services, enterprise-scale report management software products in partnership with NDS, and new magnetic media products, services and equipment.

FIRST IMAGE ACQUISITION

         The Company believes the acquisition of First Image Management Company ("First Image") will strengthen its outsource service business, increase its already significant customer base, and enhance revenues and profitability through cross-selling opportunities and cost savings associated with consolidating the businesses. The addition of the First Image business will increase the Company's production capacity and expand the geographic coverage of its services. The Company believes it will be able to capitalize on cross-selling opportunities by leveraging the additional customer base with new service and product offerings.

EXPERIENCED MANAGEMENT TEAM

         The Company's management team has an average of 17 years of experience in the information technology, document management and related industries and is committed to executing the Company's business strategy. The Company continues to recruit managers and other professionals from other successful companies and to promote from within when appropriate.

 FIRST IMAGE ACQUISITION

         On June 18, 1998, the Company completed its acquisition of First Image, the primary component of which was Image Access Services, principally COM and CD services (the "IAS Business"). The Company disposed of the two remaining components of the First Image businesses, which included Document Print and Distribution Services, primarily laser print and mail and demand publishing services ("the DPDS Business"), and Document Acquisition Services, primarily data entry and data capture services (the "DAS business"). The details of the First Image acquisition and the subsequent disposals of the two business lines discussed above is further discussed in Note 7 of the Notes to the Consolidated Financial Statements included herein.


DESCRIPTION OF IAS BUSINESS

         The IAS Business provided a variety of document management services. These services, which are substantially the same as Anacomp's services business, include the transfer of computer-generated documents, such as reports, statements and invoices to microfilm, CD, and other electronic format. See "Offerings - Outsource Services."

         For the four months ended September 30, 1998, the revenues of the IAS Business were approximately $37.7 million, with 74% of those revenues coming from Outsource Services. Much of the remaining revenue came from the sale of supplies and equipment related to the COM system market including microfilm, microfiche readers, and chemicals. Prior to the acquisition, the IAS business was a maintenance and supplies customer of Anacomp generating quarterly revenues of $2.5 million.

         Prior to the acquisition, the IAS Business operated 42 production centers geographically dispersed throughout the United States and had over 750 employees. Like Anacomp, the IAS Business has focused on maintaining strong client relationships, and has an annual client retention rate of approximately 90%. The IAS Business also utilized innovative technology, such as on-line ordering and status reporting in its sales and marketing efforts.

INTEGRATION OF IAS BUSINESS

         The acquisition of the IAS Business will result in significant opportunities for operational savings and efficiencies when combined with Anacomp's existing services and facilities. The Company and the IAS Business operated outsource service centers in 23 of the same cities or metropolitan areas in the United States, which affords the Company opportunities for consolidation. The Company will consolidate 46 service centers into 23 locations by the end of fiscal 1999. In cities with an IAS Business service center location and without an Anacomp center, the Company will continue to operate those centers or perform a natural consolidation into existing Anacomp centers as trends in the market dictate. As of September 30, 1998, the Company had completed eight location consolidations.

         The corporate operations of the IAS Business have been relocated to Anacomp's Poway, California offices and into the existing Anacomp corporate operations, which will allow for consolidation savings. Achievement of the consolidation plan has required an investment in production and communications capital equipment to increase overall capacity and has required additional leasehold improvements to accommodate the combined operations. The investments in capacity and leasehold improvements have been factored into the consolidation plan.

OFFERINGS

         Anacomp operates in a single industry generally known as the document management industry, and it offers a wide range of services and products within this industry. These solutions can be grouped into five major business lines: outsource services, technical services, systems, micrographics supplies, and magnetic media.

         The table below shows Anacomp's revenues for each of these product families for the last three fiscal years. The information is presented on a traditional comparative basis for the year ended September 30, 1996 to facilitate a meaningful comparison to fiscal year 1997 and 1998. Consequently, the fiscal 1996 information presented below does not comply with accounting requirements for companies upon emergence from bankruptcy, which calls for separate reporting for the newly reorganized Company and the predecessor company. (Dollars in thousands.)


                                                      Year ended September 30,
                                ---------------------------------------------------------------------
                                       1998                     1997                     1996
                                --------------------     --------------------     -------------------
       Outsource Services...... $ 152,805         31%    $ 103,595         22%    $ 103,733        21%
       Technical Services......    72,837         15        77,123         17        82,105        17
       Systems.................    51,468         10        39,985          9        32,794         7
       Micrographics Supplies..   111,413         22       131,615         28       150,449        31
       Magnetic Media..........   104,592         21       102,823         22       112,187        23
       Other...................     5,902          1         7,369          2         4,872         1
                                ---------    -------     ---------    -------     ---------    ------
            Total.............. $ 499,017        100%    $ 462,510        100%    $ 486,140       100%
                                ---------    -------     ---------    -------     ---------    ------
                                ---------    -------     ---------    -------     ---------    ------


OUTSOURCE SERVICES

         The principal outsource services delivered by Anacomp are computer output to microfilm and computer output to CD services, which are delivered through the Company's 78 service centers throughout the world. Outsource services are sold by Anacomp's direct sales forces in the United States, Canada, Brazil and Europe. The Company began offering outsource services to customers outside the United States in January 1997 with an acquisition in Italy. Since then, the Company has continued to increase its presence in strategic geographic areas through the acquisition of selected service centers. The Company has recently introduced COFI services, which deliver electronic documents to the users desktop using the internet and/or the organizations' intranet.

         The Company has a large customer base which has proved to be loyal to the Company in the past. The Company's outsource service customers include banks, insurance companies, brokerage firms, healthcare providers, and government agencies. No one customer accounted for more than 5% of the Company's outsource services revenues in fiscal 1998. The typical service contract is exclusive, lasts one year or more with a one-year, automatic renewal period and provides for usage-based monthly fees, which are subject to increase on 30 days' notice. The Company believes approximately 75% of the Company's Outsource Services customers are under contract and estimates approximately 90% of such contracts are renewed annually.

         COM SERVICES. COM services, the delivery of microfilm-based outsourcing services, represents the largest component of Anacomp's outsource services. On a daily basis, Anacomp's service centers receive thousands of electronic transmissions and magnetic tapes from customers. This information (both text and graphics) is converted to microfiche, which is a four by six inch film medium capable of storing up to 1,000 pages of computer generated documents. Turnaround for a typical outsource job ranges from two hours to 36 hours, depending on specific circumstances and requirements, and the centers generally operate 24 hours a day every day of the year. The Company believes it is the only national provider of COM services and competes with regional and local providers.

         ALVA CD SERVICES. Although still a relatively small percentage of the Company's revenues, Anacomp has quickly become a significant provider of CD outsource services since entering this emerging market in fiscal 1995. Competition in this segment is highly fragmented, and Anacomp believes it is the largest U.S. provider of CD outsource services.

         Anacomp's ALVA services provide customers with an easy, high-capacity document storage, distribution and access solution for applications requiring frequent and high-speed document access. End user documents, such as invoices and statements, are indexed and stored on recordable compact discs (known as CD-R discs). In addition to indexed information within documents, ALVA includes sophisticated Windows-based software for accessing and viewing the documents and information. ALVA production systems are available at the majority of the Company's service centers in the United States and at selected locations internationally.

         The Company believes that its ALVA solution has significant advantages over competing products, primarily due to the Company's network of service centers, its extensive knowledge of applications and indexing expertise, and ALVA's flexible and easy-to-use human interface.

         COFI INTERNET SERVICES. Anacomp provides COFI services from several of its service centers in the United States, providing for the immediate access to computer-generated documents using a standard internet browser (such as Netscape or Microsoft Explorer) for its COFI services customers. The indexed, viewable documents are stored on an Anacomp Web Server or on the customer's internal Web Server, providing internal or external customers with immediate access to information contained in these documents from their electronic desktop using standard internet browser technology.

TECHNICAL SERVICES (FIELD MAINTENANCE)

         Anacomp's technical services, which are traditional field maintenance services, are sold by Anacomp's direct sales forces worldwide.

         The Company provides round-the-clock maintenance and support services through more than 500 highly trained service employees in the United States, Brazil, Canada, and Europe which serve approximately half of the nearly 3,500 COM Systems believed to be in use worldwide. Its technical services reach is further expanded by its distributors in those regions where Anacomp does not maintain a direct, operational presence. In the United States, over 300 field service engineers and managers provide geographic coverage throughout ten regions. Internationally, maintenance services are provided either by Anacomp employees operating in the Company's foreign subsidiaries or by authorized distributors.

         The Company believes that it maintains virtually all of the installed base of Anacomp-manufactured COM systems, as well as a large percentage of those built by other manufacturers. In addition, the Company provides maintenance services for micrographics-related devices and, increasingly, equipment outside of the micrographics segment (such as high-speed laser printers, tape subsystems and optical and CD systems). Since many customers tend to use the maintenance services of the supplier that installed the system, maintenance revenues traditionally have been a function of new system sales and the size of the installed base. Anacomp believes that it is the leading provider of COM system maintenance in the United States and Europe.

         As the micrographics business matures, the Company's strategy is to leverage its maintenance infrastructure by expanding the services it provides to include equipment beyond the micrographics segment. Recent additions to the Company's maintenance base include computer tape subsystems and automated tape libraries, tape cleaning and conversion equipment, and optical and CD storage systems. The Company added maintenance of high-speed laser printers to its offering with the acquisition of two small laser printer maintenance providers in December 1997 and May 1998. Subsequent to year end, the Company further strengthened its high speed laser printer maintenance offering through an acquisition in the United Kingdom.

SYSTEMS

         The principal systems delivered by Anacomp are COM systems, CD systems, Enterprise Report Management Systems, and document imaging systems. The Company sells these products through its direct sales forces in the United States, Brazil, Canada, and Europe and through distributors in Latin America, and parts of Europe and Asia. No single customer accounted for more than 5% of the Company's system sales in fiscal 1998.

         COM SYSTEMS. Anacomp is the world's leading manufacturer and distributor of COM systems, offering a complete line of processors, duplicators, sorters, and related software. Anacomp's installed base of systems and related sales of field maintenance services and supplies to its installed base provide the Company with what management believes to be a recurring revenue stream that constitutes a significant portion of its annual revenues.

         The Company's XFP 2000 is the most advanced COM system on the market and has enabled the Company to capture what it believes to be a significant number of all new systems sold or leased. The Company sold or leased 140 XFP 2000 systems in fiscal 1998 compared to 135 systems in fiscal 1997.

         Principal customers for the Company's systems include document-intensive organizations such as banks, insurance companies, brokerage firms, healthcare providers, and all levels of government agencies, as well as non-Anacomp outsource service providers. While the majority of systems are sold outright, customers are increasingly selecting leasing plans and monthly usage options.

         The Company's primary competitors in the sale of COM systems are Agfa-Gevaert AG ("Agfa") and Micrographic Technology Corporation. Competition is based principally on product features, as well as on such factors as product quality, service, and price. The Company believes the worldwide installed base of systems is approximately 3,500 units, which offers a continuing replacement market opportunity for the Company's XFP 2000.

         CD SYSTEMS. Anacomp became a leading provider of document output to CD systems for mainframe and client/server computer environments through its acquisition in fiscal 1997 of Data/Ware. The Company's flagship Data/Ware products, the Data/Ware CD MVS and the Data/Ware CD Client/Server, provide companies with internal solutions for the highly automated output of documents to CDs.

         The Company's CD systems are sold by its direct sales force worldwide and also by distributors in Latin America and Asia. Because of the similarity between the Company's CD and COM systems relating to target markets, applications, and sales cycle, the Company believes it can leverage its extensive micrographics knowledge and customer relationships to grow sales of CD systems. In addition, the Company has begun maintenance services for its Data/Ware CD systems, creating a recurring revenue stream for installed units.

         The Company's primary competitors in the sale of high-volume CD output systems are Young Minds, Inc., Rimage Corporation, and, to a lesser extent, IBM. These products primarily compete in mid-volume applications. In the high-volume CD system market, the Company believes that it has the leading market position. The Company also has a significant installed base of well known clients with document output to CD systems.

         ENTERPRISE REPORT MANAGEMENT (ERM) AND DOCUMENT IMAGING SYSTEMS. Anacomp is working actively to bring to market a wide range of electronic document management system solutions. The Company provides on-line report distribution, archive and document imaging solutions through its October 1997 acquisition of Com-Informatic, the leading micrographics services provider in Switzerland and also a developer of advanced ERM and document imaging solutions for the European market, which is marketed under the name "Image Star".

         The Company also markets an ERM offering for document management that it obtains from NDS under the brand name Enterprise Output Management ("EOM"). Launched by the Company in late January 1998, EOM provides document management solutions for mainframe/host and client/server computing environments that allow organizations with significant document storage, distribution and access requirements to expedite access regardless of the document's location.

         Although there are numerous competitors providing a variety of electronic document management solutions, the Company believes it can be among the first to offer a complete range of solutions, both analog and digital, that address all of a customer's document management needs.

MICROGRAPHICS SUPPLIES

         Anacomp sells the most comprehensive line of micrographics supplies in the world, including original silver halide film, duplicate film, chemicals for microfilm processing, paper and toners for reader/printers, micrographics lamps and bulbs and other consumables. These products are sold through Anacomp's direct sales forces and through distributor channels.

         The Company supplies wet and dry original silver halide film used in its XFP series of systems and wet and dry original silver halide film for its X-series, an earlier generation of Anacomp systems. All original microfilm for the Company's COM systems is manufactured for the Company by Eastman Kodak Company ("Kodak") under an exclusive supply agreement. The microfilm products for the XFP 2000 are manufactured for the Company by Kodak in what the Company considers to be a proprietary package. The Company also believes it can maintain its market position in XFP 2000 film sales going forward because of the complexity of the manufacturing process and the Company's patents on its proprietary canister.

         Anacomp is the world's largest distributor and seller of duplicate microfilm, which is used to create one or more additional copies of original microfiche and microfilm masters. All duplicate microfilm is manufactured for the

Company by SKC America, Inc. under an exclusive supply agreement. See "Raw Materials and Suppliers" below. Anacomp's primary competitor in the duplicate microfilm market is Rexham Graphics Ltd.
("Rexham").

         The Company also sells original non-proprietary microfilm for Anacomp's older COM systems and for other manufacturers' systems. Film sold for Anacomp's systems represents the vast majority of original microfilm sales. The Company competes in sales of non-proprietary original microfilm with other manufacturers, including Agfa, Fuji Photo Film U.S.A., Inc. ("Fuji"), and Kodak. For non-OEM sales of the XFP 2000, the Company is the exclusive supplier of original microfilm because of the proprietary nature of the canister in which the film is placed. Anacomp believes that it sells its consumable supplies directly to more than 90% of its worldwide installed base.

         In foreign locations, the Company offers supplies through wholly owned operating subsidiaries and, in countries in which the Company does not have a subsidiary, through a network of dealers and distributors. In Europe, the Company's primary competitors for micrographics supplies are Agfa, A. Messerli AG, and Rexham. Its primary competitors in Asia are Kodak and Fuji.

MAGNETIC MEDIA

         Anacomp manufactures, sells, and distributes a broad range of magnetic media products such as open reel tape, 3480/3490E tape cartridges, CompacTape, voice logging, instrumentation tape and transfer (magnetic stripe) tape. In addition, the Company distributes and sells 3590E tape cartridges, DLT tape cartridges, and quarter-inch, 4mm and 8mm back-up tape cartridges.

         The Company is the world's largest manufacturer of chromium dioxide half-inch tape products (open reel tape, 3480, 3490E, and TK 50/52), widely used by organizations for the near-line and off-line storage of business data. These products are manufactured at the Company's facilities in Graham, Texas and Brynmawr, Wales. The Company has entered into partnerships to enable it to participate in the next generation of magnetic media products, particularly half-inch metal particle tape (3590 cartridges), and it plans to make modest investments in this area. The Company also plans to expand the magnetic media -related services it offers to its customers; such services include label initialization, library planning, media cleaning and conversion, and disaster recovery.

         Anacomp primarily sells its magnetic media products through a worldwide distributor and dealer network and, to a lesser extent, through the Company's direct sales force. The Company markets these products under the "Memorex," "Dysan," "Graham," and "StorageMaster" brand names, and it also is a leading OEM for many of the magnetic media products it manufactures.

         The Company has a leading manufacturing and market position for the products it makes. The Company has no significant competitors with respect to the manufacture of open reel tape, and its worldwide manufacturing and market position for 3480 and 3490E cartridges are estimated at 38% and 35%, respectively. The Company's major competitors for half-inch tape cartridges are Imation Enterprises Corporation (formerly 3M) and Emtech Magnetics GmbH (formerly BASF Magnetics GmbH).

         The Company has recently introduced magnetic media services and related equipment for certification, reproduction and cleaning.

OTHER-CONSULTING SERVICES

         Recently, Anacomp has identified professional services and consulting services as important growth areas. As a result, the Company acquired WorkSmart, Inc., a small professional consulting services business in January 1998. The Company's business strategy calls for professional services to be offered as an adjunct to Company-provided services and products and for consulting services to be a stand-alone business offering customers a sophisticated level of guidance regarding document management strategies and solutions.

ENGINEERING, RESEARCH, AND DEVELOPMENT

         Anacomp's engineering costs, including research and development, were $9.2 million in fiscal 1998, compared to $7.7 million in fiscal 1997 and $4.5 million in fiscal 1996. The Company expects its current research and development efforts to increase as it introduces new document management solutions.

         Development in fiscal 1998 included continued improvement of the speed and the functionality of the XFP2000, as well as enhancements to the ALVA CD outsource services offering. In addition, significant investment was made in the development of the COFI offering including requirements to meet emerging market trends in this fast-moving area. Due to continued market development and the need to replace older generation hardware components, the Data/Ware CD System was reengineered and enhanced once again, extending its market-leading position. The Company also continues to invest in the automation of its service center operations and to provide advanced electronic data transmission capabilities for these centers. Finally, the Company maintained active development programs to evaluate, test, and implement Year 2000 compliance for its offerings.

         The Company also owns various patents and licenses covering aspects of its business lines and its production processes, as well as proprietary trade secret information relating to its services and products. While the Company believes that the protection provided by these patents, licenses and proprietary information is important, the Company believes that equally significant is the knowledge and experience of its employees, and their abilities to develop and market the Company's services and products and to provide value-added benefits to customers.

RAW MATERIALS AND SUPPLIERS

         Polyester is the principal raw material used in the manufacture of both microfilm and magnetic media products. Costs for polyester remained generally stable in fiscal 1998, as a result of a relative balance between supply and demand. There can be no assurance, however, that the current trend will continue.

         SKC America, Inc. and SKC Limited (collectively, "SKC") is Anacomp's sole supplier of duplicate microfilm, under a ten-year supply agreement entered into in 1993. SKC also provides Anacomp with polyester for a large percentage of its magnetic media products. In connection with the supply agreement, SKC also provided Anacomp with a $25 million trade credit facility, which was reduced to $15 million in fiscal 1997, and further reduced to $5 million in the first half of fiscal 1998. In addition, under an amendment to the supply agreement executed in 1996, Anacomp agreed to certain price increases, retroactive to 1994, and agreed to make deferred payments to SKC related to the retroactive price increases. The Company has recognized the liability and is committed to pay $0.8 million, $0.8 million, and $1 million in 1999, 2000, and 2001, respectively.

         Pursuant to the SKC agreement, the Company is required to purchase a substantial portion of its polyester requirements from SKC for its magnetic media products. While the Company could purchase certain of these magnetics polyester products from vendors other than SKC, SKC is currently the sole available source for polyester used by the Company to manufacture many magnetic products.

         Anacomp's XFP 2000 system utilizes a proprietary, patented original film canister, and the original film used in that canister is supplied exclusively by Kodak. Anacomp also purchases from Kodak substantially all of its requirements for original microfilm for earlier-generation systems manufactured by Anacomp and others, although the Company has from time to time purchased original microfilm utilized in those older systems from other suppliers.

INDUSTRY SEGMENTS AND FOREIGN OPERATIONS

         As discussed in Note 1 to the Consolidated Financial Statements, Anacomp's business operates as a single unit providing equipment, supplies, and services for document management, including storage, processing, and retrieval. Financial information concerning the Company's operations in different geographical areas is included in Note 19 of the Notes to the Consolidated Financial Statements.

BANKRUPTCY REORGANIZATION

         On January 5, 1996, the Company filed a petition for reorganization under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware. On March 28, 1996, the Company submitted a Plan of Reorganization and a Disclosure Statement to the Bankruptcy Court. The Disclosure Statement was approved by the Bankruptcy Court on such date and was transmitted to the creditors and preferred stockholders of the Company for solicitation of ballots for acceptance or rejection of the Plan of Reorganization. Ballots were cast by May 8, 1996. The Plan of Reorganization, as amended, was confirmed by the Bankruptcy Court on May 20, 1996, and, on June 4, 1996, the Company emerged from bankruptcy under its Plan of Reorganization.

ASSOCIATES

         As of September 30, 1998, Anacomp employed approximately 3,400 people at multiple facilities and offices in the United States, Canada, Brazil, Japan, and Europe.

ITEM 2.  PROPERTIES

         The Company's headquarters are located in Poway, California. This facility houses the Company's management, systems manufacturing, software development, engineering, customer service, marketing, technical service operations, finance, accounting and MIS groups. The Company also leases standard office space for its sales and service centers in a variety of locations around the world. Anacomp's magnetics manufacturing facilities are located in Graham, Texas and Brynmawr, Wales. All of Anacomp's manufacturing facilities have received international recognition for quality standards and have earned International Standards Organization ("ISO") 9002 certification.

         The following table indicates the square footage of Anacomp's facilities:


                                       OPERATING          OTHER
                                      FACILITIES        FACILITIES          TOTAL
                                      ----------        ----------          -----
         United States:
             Leased.................   1,441,466         132,714           1,574,180
             Owned..................     147,420          15,630             163,050
                                       ---------         -------           ---------
                                       1,588,886         148,344           1,737,230
                                       ---------         -------           ---------
         International:
             Leased.................     140,990          19,092             160,082
             Owned..................     167,478             ---             167,478
                                       ---------         -------           ---------
                                         308,468          19,092             327,560
                                       ---------         -------           ---------
               Total................   1,897,354         167,436           2,064,790
                                       ---------         -------           ---------
                                       ---------         -------           ---------


         Other Facilities consist primarily of leased space of abandoned facilities. Approximately 151,806 square feet of the Other Facilities have been sublet to others. The Company considers its facilities adequate for its present needs and does not believe that it would experience any difficulty in replacing any of its present facilities if any of its current agreements were terminated.

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

         On August 29, 1997, Access Solutions International, Inc. ("ASI") filed a complaint for patent infringement in the U.S. District Court, District of Rhode Island, against Data/Ware Development, Inc. ("Data/Ware"), of which Anacomp is the successor by merger, and Eastman Kodak Company ("Kodak"). The complaint seeks injunctive relief and unspecified damages, including attorney's fees, for alleged infringement by Data/Ware and Kodak of ASI's United States Letters Patent No. 4,775,969 for "Optical Disk Storage Format, Method and Apparatus for Emulating a Magnetic Tape Drive" and No. 5,034,914 for "Optical Disk Storage Method and Apparatus with Buffered Interface." The Company has assumed the defense of this matter on behalf of both Data/Ware and Kodak. Discovery in this matter continues, with any trial to occur probably not before the middle of calendar year 1999. Although there can be no assurance as to the eventual outcome of this matter, the Company believes that it has numerous meritorious defenses which it intends to pursue vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the three months ended September 30, 1998, to a vote of Anacomp's security holders through the solicitation of proxies or otherwise.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

         The current executive officers of the Company, their ages (as of December 15, 1998) and their positions with the Company are listed in the following table:


NAME                       AGE     POSITION
------------------------- -------  -------------------------------------------------------------------
Ralph W. Koehrer            53     President, Chief Executive Officer and Director
Frederick F. Geyer          49     Executive Vice President
Donald W. Thurman           52     Executive Vice President
Donald L. Viles             52     Executive Vice President and Chief Financial Officer
Peter Williams              46     Executive Vice President
William C. Ater             58     Senior Vice President, Chief Administrative Officer and Secretary
Jeffrey R. Cramer           45     Senior Vice President
William E. Farrant          44     Senior Vice President
George C. Gaskin            39     Senior Vice President, General Counsel and Assistant Secretary
Hasso Jenss                 55     Senior Vice President
Richard V. Keele            49     Senior Vice President
Thomas J. Magazzine         53     Senior Vice President
Stephen C. Manske           53     Senior Vice President
Kevin M. O'Neill            44     Senior Vice President
Gary M. Roth                56     Senior Vice President
Emery E. Skarupa            46     Senior Vice President
Thomas L. Brown             42     Vice President and Treasurer



         The business experience of each executive officer for the past five years is described below. Each executive officer is elected for a term of one year and holds office until his successor is chosen and qualified or until his earlier death, resignation or removal.

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

         FREDERICK F. GEYER joined Anacomp in January 1998 as Executive Vice President. Before joining Anacomp, Dr. Geyer was with Texas Instruments, Inc., where Dr. Geyer served as Senior Vice President for digital imaging from August 1996 to December 1997. Prior to that, Dr. Geyer worked for Eastman Kodak Company where, during his tenure, his responsibilities included hardware/software design and development, marketing and sales for digital imaging products, and the start-up of an optical storage business.

         DONALD W. THURMAN was elected Executive Vice President on November 16, 1998, having served as Senior Vice President and General Manager - Outsourcing Services Business since May 4, 1998. From November 1997 to May 1998, Mr. Thurman served as Senior Vice President and General Manager - North America East. Mr. Thurman served as Senior Vice President - U.S. East from August 1997 to November 1997, and as Region Vice President - U.S. Group from October 1996 to August 1997. From November 1993 to October 1995, Mr. Thurman was Senior Vice President of Marketing and Business Development for First Image. Mr. Thurman served as General Manager of The Software Factory from January to November 1993 and previously served as Senior Vice President of the Company from January 1990 to January 1993.

         DONALD L. VILES was elected Executive Vice President and Chief Financial Officer effective March 1, 1996. From October 1985 to March 1996, he served as Vice President and Controller.

         PETER WILLIAMS was elected Executive Vice President on November 16, 1998, having served as Senior Vice President and General Manager - International Business since November 1997. From October 1995 to November 1997, Mr. Williams served as President - Magnetics Group. Previously, Mr. Williams served as General Manager

- Magnetics European Group from 1993 to September 1995. Prior to that, Mr. Williams served from 1990 to 1993 as Vice President, Wales Operations
- Magnetics.

         WILLIAM C. ATER was elected Senior Vice President on August 13, 1997 and Chief Administrative Officer in February 1988. He has served as Secretary since March 1985.

         JEFFERY R. CRAMER was elected Senior Vice President - Technical Services on August 13, 1997. Mr. Cramer joined Anacomp in July 1996 with the Company's acquisition of COM Products, Inc. ("CPI"), and served as Senior Vice President-Business Development from February to August 1997. Mr. Cramer had served as President of CPI since March 1987.

         WILLIAM E. FARRANT was elected Senior Vice President - Support Services on November 16, 1998 and had served as Senior Vice President - Service Center Support since February 1998. Mr. Farrant had previously served as Vice President
- U.S. Group Operations from October 1994 to January 1998. Prior to that, Mr. Farrant was Director - Product Management from December 1992 to October 1994.

         GEORGE C. GASKIN was elected Senior Vice President, General Counsel and Assistant Secretary on November 17, 1997 and had served as Vice President - Legal and Assistant Secretary since June 1996. From July 1990 to June 1996, Mr. Gaskin served as Corporate Counsel and Assistant Secretary.

         HASSO JENSS was elected Senior Vice President and General Manager - COM Systems and Supplies on February 9, 1998 and had served as Senior Vice President and General Manager - Europe since August 1997. From October 1995 to August 1997, Mr. Jenss served as President - European Group. Mr. Jenss served as Vice President - European Micrographics from November 1993 to September 1995. Prior to that, Mr. Jenss served from October 1989 to October 1993 as Managing Director of Anacomp's German subsidiary.

         RICHARD V. KEELE was elected Senior Vice President - Product Development on May 4, 1998 and had served as Senior Vice President and General Manager - CDS Cluster since August 1997. Mr. Keele joined Anacomp in January 1997 with the Company's acquisition of Data/Ware, and was elected President - Data/Ware Group in February 1997. Mr. Keele had previously served as President of Data/Ware for more than five years.

         THOMAS J. MAGAZZINE was elected Senior Vice President and General Manager - Consulting Services on May 4, 1998 having joined Anacomp with its acquisition of WorkSmart in January 1998. Prior to joining Anacomp, Mr. Magazzine had been President and Chief Executive Officer of WorkSmart since 1996. Before launching WorkSmart, Mr. Magazzine founded GTE Vantage Solutions in 1990, a company which implemented information technologies for process-level reengineering.

         STEPHEN C. MANSKE was elected Senior Vice President - Digital Services on November 16, 1998, and has served as Senior Vice President since May 1998. From November 1997 to May 1998, Mr. Manske served as Senior Vice President - COFI Cluster. Mr. Manske had previously served as Senior Vice President - Business Development from June 1996 to August 1997. Prior to that, Mr. Manske was Vice President - Emerging Technologies from August 1993 to June 1996, and Director - Advanced Technologies Development from July 1989 to August 1993.

         KEVIN M. O'NEILL was elected Senior Vice President - Corporate Development and Marketing on November 16, 1998, and has served as Senior Vice President - Strategy, Business and Product Development since May 1998. From August 1997 to May 1998, Mr. O'Neill served as Senior Vice President - Business Development and Strategy, after serving as Senior Vice President - Global Marketing since June 1996. Mr. O'Neill had served as Vice President Global Marketing from 1995 until June 1996. From 1994 to 1995, Mr. O'Neill served as Vice President of Marketing, Strategic Resellers Group. Mr. O'Neill had previously served as Senior Director, Marketing and Product Development for Fujitsu - ICL Systems, Inc.

         GARY M. ROTH was elected Senior Vice President and General Manager - Magnetics Solutions on November 17, 1997 after serving as President - International Group since October 1995. Previously, Mr. Roth served as Vice President - Americas/Asia Division from November 1992 to September 1995. From October 1991 to October 1992, he served as Manager - LAAP/Canada Operations. From October 1988 to October 1991, Mr. Roth served as Vice-President - Data Systems Division.

         EMERY SKARUPA was elected Senior Vice President - Manufacturing and Materials on August 13, 1997. Mr. Skarupa joined the Company in November 1993 as Director of Purchasing and was promoted to Vice President of Materials in May of 1996. Prior to joining Anacomp, Mr. Skarupa served as Director of Materials for Abex Aerospace, a division of Abex Corp., since January 1991.

         THOMAS L. BROWN was elected Vice President and Treasurer on May 19, 1996. From January 1995 to April 1996, Mr. Brown served as Corporate Controller of Hurco Companies, Inc. Mr. Brown had previously served as Assistant Vice President - Financial Reporting and Analysis for the Company from March 1991.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

The Company's Common Stock is traded on the NASDAQ National Market ("NASDAQ") under the symbol "ANCO." The following table sets forth the range of high and low closing prices for the Company's Common Stock for the periods indicated, as reported by NASDAQ:

                                  Fiscal Year 1998              Fiscal Year 1997
                             -------------------------      ------------------------
                                High           Low             High          Low
                             ----------     ----------      ----------    ----------
        First Quarter          $16.25         $12.38          $ 9.50        $ 7.75
        Second Quarter          17.75          14.63           12.38          8.25
        Third Quarter           24.38          14.81           14.00         10.25
        Fourth Quarter          23.38          12.00           16.13         11.25


The Company currently intends to retain all future earnings, if any, for the use in the operation and development of its business and, therefore, does not expect to declare or pay any cash dividends on the Company's capital stock. In addition, the Company's borrowing agreements prohibit the payment of cash dividends on the Company's capital stock. As of November 30, 1998, there were approximately 106 holders of record of the Company's Common Stock. The number of beneficial shareholders of record as of that date was approximately 1600.

ITEM 6.  SELECTED FINANCIAL DATA

The following Selected Financial Data of the Company should be read in conjunction with Item 1, "Business," set forth in Part I above and with the Company's Notes to the Consolidated Financial Statements (In thousands, except per share data):


                                                            Reorganized Company                         Predecessor Company
                                                  ---------------------------------------    --------------------------------------
                                                                                 Four         Eight
                                                                                months        months
                                                Year ended      Year ended       Ended         Ended      Year ended     Year ended
                                                  9/30/98        9/30/97        9/30/96       5/31/96       9/30/95       9/30/94
                                                ----------      ----------     ----------    ----------   ----------     ----------
Revenues ....................................... $ 499,017      $ 462,510      $ 151,542     $ 334,598     $ 591,189      $ 592,599
Income from operations before amortization of
  reorganization asset and
restructuring charges ..........................    56,761         67,265         19,899        41,605        41,395         79,577
Income (loss) from operations ..................   (27,359)        (8,515)        (5,764)       41,605      (128,189)        79,577
Income (loss) before reorganization items,
  income taxes, extraordinary items,
  and cumulative effect of accounting
  change .......................................   (60,135)       (41,350)       (17,609)       23,389      (203,326)        15,355
Income (loss) before, extraordinary items,
  and cumulative effect of accounting
  change .......................................   (66,635)       (56,850)       (22,009)      112,528      (238,326)         6,955
Net income (loss) ..............................   (67,749)(a)    (67,811)(a)    (22,009)(a)   164,970(b)   (238,326)(d)     14,955

Basic loss per share ........................... $   (4.85)     $   (5.05)     $   (2.19)          (c)           (c)           (c)


                                                                           As of September 30,
                                             --------------------------------------------------------------------------------------
                                                         Reorganized Company                            Predecessor Company
                                             ------------------------------------------------   -----------------------------------
                                                1998             1997              1996                1995                1994
                                             -----------     -----------        -----------         -----------         -----------
Current assets ............................   $ 145,695       $ 159,882          $ 147,530           $ 175,193           $ 214,129
Current liabilities .......................     129,142         128,084            152,996             578,857             208,313
Working Capital ...........................      16,553          31,798             (5,466)           (403,664)              5,816
Total assets ..............................     421,153         391,951            435,421             421,029             658,639
Long-term debt, less current portion ......     338,884         247,889            217,044                 ---             366,625
Stockholders' equity (deficit) ............     (47,492)         14,520             58,569            (188,243)             49,756



(a) The net loss for the fiscal years ended September 30, 1998 and1997 and the four months ended September 30, 1996, includes $75.6, $75.8 and $25.7 million of Reorganization Asset amortization, respectively.

(b) The net income for the eight months ended May 31, 1996, includes $92.8 million of Reorganization items and an extraordinary item of $52.4 million as more fully discussed in Note 3 to the accompanying consolidated financial statements.

(c) Due to the implementation of Fresh Start Reporting, per share data for the Predecessor Company has been excluded as they are not comparable.

(d) The net loss for the year ended September 30, 1995, includes a $136.9 million charge related to the write-off of goodwill.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; industry trends; industry capacity; competition; raw materials costs and availability; currency fluctuations; the loss of any significant customers; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; changes in, or the failure or inability to comply with, government regulation; and other factors referenced in this report. These forward-looking statements speak only as of the date of this report.


RESULTS OF OPERATIONS

         On June 18, 1998, the Company completed its acquisition of assets constituting substantially all of the business and operations of First Image Management Company("First Image"). For reporting purposes, the acquisition date was set as June 1, 1998. The First Image acquisition resulted in incremental revenues and EBITDA (defined on page 19) of $37.7 million and $9.7 million, respectively, for the period June 1, 1998 to September 30, 1998, and are included in the Company's results of operations for the fiscal year ended September 30, 1998. See Note 7 to the accompanying Consolidated Financial Statements for additional information related to this acquisition.

         On May 20, 1996, the Company's Reorganization Plan was confirmed by the United States Bankruptcy Court and on June 4, 1996, the Company emerged from bankruptcy reorganization. The Plan of Reorganization resulted in a reduction of approximately $174 million in principal and accrued interest on the Company's debt obligations and in liquidation amount and accrued dividends on its preferred stock. As a result of the Reorganization, the recording of the restructuring transaction and the implementation of Fresh Start Reporting, the Company's results of operations after May 31, 1996 (the cutoff date used for financial reporting purposes) are not comparable to results reported in prior periods. See Note 3 to the accompanying consolidated financial statements for information on the consummation of the Plan of Reorganization and implementation of Fresh Start Reporting.

         To facilitate a meaningful comparison of the Company's quarterly and year-to-date operating performance in fiscal years 1998, 1997 and 1996, the following discussion of consolidated results of operations is presented on a traditional comparative basis for all periods. Consequently, the information presented below for fiscal 1996 does not comply with accounting requirements for companies upon emergence from bankruptcy, which requirements call for separate reporting for the newly reorganized company and the predecessor company.

CONSOLIDATED RESULTS OF OPERATIONS
ANACOMP, INC. AND SUBSIDIARIES


                                                                                           Year Ended September 30,
                                                                          -----------------------------------------------------
(dollars in thousands)                                                       1998                    1997             1996 (a)
                                                                          ---------                ---------          ---------
Revenues:
    Services provided ...........................................         $ 227,851                $ 186,590          $ 189,257
    Equipment and supply sales ..................................           271,166                  275,920            296,883
                                                                          ---------                ---------          ---------
                                                                            499,017                  462,510            486,140
                                                                          ---------                ---------          ---------
Operating costs and expenses:
    Costs of services provided ..................................           134,000                   97,932            104,499
    Costs of equipment and supplies sold ........................           198,627                  206,582            226,623
    Selling, general and administrative expenses ................            97,335                   87,355             87,217
    Amortization of reorganization asset ........................            75,626                   75,780             25,663
    Amortization of intangible assets ...........................            12,294                    3,376              6,297
    Restructuring charges .......................................             8,494                     ----               ----
                                                                          ---------                ---------          ---------
                                                                            526,376                  471,025            450,299
                                                                          ---------                ---------          ---------
Income (loss)  from operations ..................................           (27,359)                  (8,515)            35,841
                                                                          ---------                ---------          ---------

Other income (expense):
    Interest income .............................................             2,339                    4,346              2,573
    Interest expense and fee amortization .......................           (34,598)                 (35,896)           (39,629)
    Other .......................................................              (517)                  (1,285)             6,995
                                                                          ---------                ---------          ---------
                                                                            (32,776)                 (32,835)           (30,061)
                                                                          ---------                ---------          ---------

Income (loss) before reorganization items, income taxes and
  extraordinary items ...........................................           (60,135)                 (41,350)             5,780
Reorganization items ............................................              ----                     ----             92,839
                                                                          ---------                ---------          ---------
Income (loss) before income taxes and extraordinary items .......           (60,135)                 (41,350)            98,619
Provision for income taxes ......................................             6,500                   15,500              8,100
                                                                          ---------                ---------          ---------
Income (loss) before extraordinary items ........................           (66,635)                 (56,850)            90,519
Extraordinary items .............................................            (1,114)                 (10,961)            52,442
                                                                          ---------                ---------          ---------
Net income (loss) ...............................................           (67,749)                 (67,811)           142,961
Preferred stock dividends and discount accretion ................              ----                     ----                540
                                                                          ---------                ---------          ---------
Net income (loss) available to common stockholders ..............         $ (67,749)               $ (67,811)         $ 142,421
                                                                          ---------                ---------          ---------
                                                                          ---------                ---------          ---------

Supplemental:
EBITDA (b) ......................................................         $  84,843                $  83,662          $  84,175
                                                                          ---------                ---------          ---------
                                                                          ---------                ---------          ---------


(a) This column reflects the combination of historical results for the eight months ended May 31, 1996, for the Predecessor Company and for the four months ended September 30, 1996, for the Reorganized Company.

(b)      See the definition of EBITDA on Page 19.

GENERAL

         Anacomp reported a net loss of $67.7 million for the year ended September 30, 1998 as compared to a net loss of $67.8 million and net income of $143.0 million for the years ended September 30, 1997 and 1996, respectively. The fiscal 1998 net loss includes non-cash amortization of the Company's reorganization asset of $75.6 million and an extraordinary loss of $1.1 million net of income taxes, on the extinguishment of debt comprised of unamortized debt issue costs on the Company's senior secured loan. Included in the fiscal 1997 net loss is non-cash amortization of the Company's reorganization asset of $75.8 million and an extraordinary loss of $11.0 million net of income taxes on the extinguishment of debt comprised of a 3% call premium and unamortized discount on the Company's existing 13% subordinated notes. Net income for fiscal 1996 includes $25.7 million in non-cash amortization of the Company's reorganization asset, a gain of $92.8 million for reorganization items and an extraordinary gain resulting from the discharge of indebtedness of $52.4 million.

         Pursuant to a 1990 OEM agreement Eastman Kodak Company ("Kodak") was obligated to purchase an additional 151 XFP 2000 systems by October 1997 or pay a cash penalty to the Company. The Company and Kodak negotiated an amendment to the OEM agreement, whereby the Company accepted a $3.6 million cash payment from Kodak, which is included in the results for fiscal 1997, a commitment to purchase an additional 28 XFP 2000 systems and a one-time purchase of spare parts. Kodak purchased 16 XFP 2000 systems in fiscal 1997 and 12 in fiscal 1998 thereby fulfilling their obligation under the amended agreement.

         Earnings before interest, other income, reorganization items, special and restructuring charges, taxes, depreciation and amortization and extraordinary items ("EBITDA") was $84.8 million, or 17.0% of revenues for the year ended September 30, 1998. This compares to EBITDA of $83.7 million, or 18.1% of revenues, and $84.2 million, or 17.3% of revenues for the years ended September 30, 1997 and 1996, respectively. Excluding the Kodak payment of $3.6 million described above, EBITDA for fiscal 1997 was $80.1 million or 17.3% of revenues.

FISCAL YEAR ENDED SEPTEMBER 30, 1998 VS. FISCAL YEAR ENDED SEPTEMBER 30, 1997

         REVENUES. The Company's revenues increased 7.9% from $462.5 million in fiscal 1997 to $499.0 million in fiscal 1998. The Company experienced increased revenues of $49.2 million and $11.5 million in its Outsource Services and Output Systems business lines, respectively, while experiencing decreasing revenues of $20.2 million in its Micrographic Supplies product lines.

         The $49.2 million increase in Outsource Service revenues was primarily due to the acquisition of First Image and the inclusion of its operating results for the four months ending September 30, 1998 ($37.7 million). Additionally, excluding the results of the First Image, COM service volumes increased by approximately 23% while average selling prices decreased by approximately 12%. Certain data center acquisitions in Europe and several large customer gains contributed to both the increase in volumes and the decrease in average selling prices.

         The $11.5 million increase in Output Systems revenues was primarily due to a $6.8 million increase in COM systems sales which was the result of both an increase in the number of units sold as well as the pricing of new and used systems. The Company sold or leased 140 XFP 2000 units in fiscal 1998 compared to 135 in fiscal 1997. Digital systems revenues increased by $4.7 million which was primarily the result of the Com-Informatic acquisition that was consummated in October 1997.

         The $20.2 million decrease in Micrographics Supplies revenues was the result of the Company's discontinuance of the sale of duplicate film to the reseller market, as well as declining sales of original COM film and duplicate film, which is consistent with long-term trends.

         GROSS MARGIN. The Company's gross margins increased 7.4% from $154.4 million (33.6% of revenues) in fiscal 1997 to $166.4 million (33.3% of revenues) in fiscal 1998 (excluding the Kodak payment in fiscal 1997). Gross margins as a percentage of revenues remained relatively flat on a consolidated basis although there were fluctuations within certain business lines. Gross margins generated by Outsource Services decreased as a percent of revenue by 3.4% which was primarily the result of decreases in COM services average selling prices. The decrease in average selling prices was in part due to the large customer gains which received favorable pricing due to their large volumes and acquisitions which increased sales volume at lower average selling prices. Gross margins generated by COM systems sales as a percent of revenue increased by approximately 5.3% which was primarily due to product mix and the result of manufacturing efficiencies realized during fiscal 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased 11.4% from $87.4 million (18.9% of revenues) in fiscal 1997 to $97.3 million (19.5% of revenues) in fiscal 1998. This increase is primarily due to the increased expenses associated with the First Image and Com-Informatic acquisitions. Additionally, the Company increased its sales efforts, sales support and product development for the digital systems products. The Company experienced lower SG&A expenses as a percentage of revenues (18.1% of revenues) during the fourth quarter of fiscal 1998. This decrease in SG&A was the result of additional revenues from First Image along with the benefit from sales force reductions which occurred in the third quarter.

         AMORTIZATION OF INTANGIBLE ASSETS . Amortization of intangible assets increased 264.0% from $3.4 million (1.0% of revenues) in fiscal 1997 to $12.3 million (2.5% of revenues) in fiscal 1998. This increase is primarily due to the amortization of goodwill associated with the First Image acquisition.

         RESTRUCTURING CHARGES. Restructuring charges totaled $8.5 million (1.7% of revenues) in fiscal 1998. These charges resulted from the Company's acquisition of First Image as the Company plans to close down Anacomp sites with multiple market presence in certain cities and convert First Image customers to Anacomp equipment. These restructuring activities are expected to be completed during fiscal year 1999. The restructuring charges consist of personnel related costs of $2.7 million, facility closedown costs of $4.8 million, and other costs of $1.0 million. The Company incurred $1.1 million of personnel costs primarily related to severance expenditures and $0.4 million of other administrative costs during the year ended September 30, 1998.

         INTEREST EXPENSE. Interest expense decreased 6.9% from $35.9 million in fiscal 1997 to $34.6 million in fiscal 1998. This decrease was the result of the Company refinancing substantially all of its debt obligations at lower interest rates during fiscal 1998 and 1997 which was partially offset by additional borrowings used to finance the acquisition of First Image. The Company is currently anticipating that interest expense will increase to levels similar to that which was experienced in the fourth quarter of fiscal 1998. Interest expense increased $2.3 million from $7.9 million in the fourth quarter of fiscal 1997 to $10.2 million in the fourth quarter of fiscal 1998.

         PROVISION FOR INCOME TAXES. The provision for income taxes in fiscal 1998 includes $5.0 million on earnings of Anacomp's foreign subsidiaries and $0.8 million of domestic taxes after considering the impact of the extraordinary loss. Of the $0.8 million domestic tax provision, approximately $0.4 million is currently payable. The Company's effective tax rate decreased by approximately 3% from 45% of taxable income in fiscal 1997 to 42% of taxable income in 1998. This decrease was primarily due to a substantial portion of the taxable income being generated in countries with lower income tax rates relative to the prior period. See Note 17 to the accompanying Consolidated Financial Statements for further discussion.

FISCAL YEAR ENDED SEPTEMBER 30, 1997 VS. FISCAL YEAR ENDED SEPTEMBER 30, 1996

         REVENUES. The Company's revenues decreased 4.9% from $486.1 million in fiscal 1996 to $462.5 million in fiscal 1997. The Company experienced decreased revenues of $18.8 million and $9.4 million in its Micrographic Supplies and Magnetic Media business lines, respectively, which was offset by increased revenues of $7.2 million in its Output Systems product lines.

         The $18.8 million decrease in Micrographic Supplies revenues includes a decrease of $8.3 million related to the discontinuance and downsizing of selected product lines initiated in fiscal 1996. The remaining decrease was consistent with the projected market trends for reader and reader/printers, original COM film, duplicate film and other accessories.

         The Magnetic Media revenues decreased by $9.4 million due to expected declining sales in several major product categories including 3480 tape cartridges ($5.9 million), open reel tape ($7.7 million) and TK 50/52 tape ($2.0 million). These decreases were partially offset by new contributions of $5.8 million from metal particle tape products.

         The $7.2 million increase in Output Systems revenues is primarily attributable to digital systems sales. Digital systems sales increased by $9.3 million which was primarily the result of the revenue contribution from the DataWare acquisition that was consummated in January 1997. Prior to that acquisition, there were no digital system sales. These sales were offset by a $2.1 million decrease in COM systems revenues. This reduction resulted from an increase in 1997 in the number of COM system units shipped under operating lease arrangements, and a decrease in the number of systems shipped under straight sales arrangements along with a change in the mix and pricing of new and used systems

         GROSS MARGIN. The Company's gross margins increased by less than 2% as a percentage of revenues from $155.0 million (31.9% of revenues) in fiscal 1996 to $154.4 million (33.6% of revenues) in fiscal 1997 (the fiscal 1997 margin excludes the Kodak payment). Gross margins remained relatively flat on a consolidated basis although there were fluctuations within certain business lines. Gross margins generated by Outsource Services decreased as a percent of revenue by approximately 3% which was primarily the result of a decrease in COM services average selling prices. Data center acquisitions and several large customer gains resulted in increased volumes with a corresponding decrease in average selling prices. Gross margins generated by Technical Services as a percent of revenue increased by approximately 7% which was primarily due to cost reduction efforts in maintenance services initiated by new management. Output Systems gross margins as a percentage of revenues increased by approximately 12% due to a change in product mix with a greater portion of sales represented by refurbished systems which have higher margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased less than 1% from $87.2 million (17.9% of revenues) in fiscal 1996 to $87.4 million (18.9% of revenues) in fiscal 1997. This increase was primarily the result of transition costs associated with the Company's fiscal 1997 acquisition activity.

         INTEREST EXPENSE. Interest expense decreased 7.8% from $39.6 million in fiscal 1996 to $35.9 million in fiscal 1997. This decrease was primarily due to the Company's refinancing efforts in fiscal 1997 and its improved debt structure as a result of the Company's reorganization in fiscal 1996.

         PROVISION FOR INCOME TAXES. The provision for income taxes in fiscal 1997 includes $5.4 million on earnings from Anacomp's foreign subsidiaries and $4.2 million of domestic taxes after considering the impact of the extraordinary loss. Of the $4.2 million domestic tax provision, approximately $0.7 million is currently payable. See Note 17 to the accompanying Consolidated Financial Statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

         During the period ended September 30, 1998, Anacomp issued $135 million of 10 7/8% Senior Subordinated Notes which proceeds were used to fund the First Image acquisition. As of September 30, 1998 the Company had $335 million of 10 7/8% Senior Subordinated Notes outstanding. Interest on these notes is payable semi-annually and the notes are due in April, 2004.

         Anacomp's working capital at September 30, 1998, excluding the current portion of long-term debt, was $17.7 million, compared to $41.4 million at September 30, 1997. Net cash provided by operating activities decreased to $24.6 million for the fiscal year ended September 30, 1998, compared to $57.8 million in the comparable prior period. Fiscal 1997 benefited from $12 million in non-cash interest expense and significant reductions in long-term lease receivables and inventory. Fiscal 1998 did not include the same benefits and, in addition, current liabilities were significantly reduced during the year.

         Net cash used in investing activities was $143.4 million in the current period, compared to $32.8 million in the comparable prior period. This change was primarily the result of the First Image acquisition in the current period.

         Net cash provided by financing activities increased to $79.6 million for the fiscal year ended September 30, 1998, compared to a net use of $5.1 million in the comparable prior period. This change was primarily the result of the Company's issuance of $135 million of 10 7/8% Senior Subordinated notes during the current period which was offset by the pay off of senior indebtedness outstanding at the end of fiscal 1997.

         The Company's cash balance (including restricted cash) as of September 30, 1998 was $22.0 million, compared to $65.5 million at September 30, 1997. The Company also has available an $80 million revolving credit facility. There were no amounts outstanding under the revolving credit facility as of September 30, 1998.

         The Company has significant debt service obligations. The ability of the Company to meet its debt service and other obligations will depend upon its future performance and is subject to financial, economic and other factors, some of which are beyond its control. However, the Company believes that cash on hand and cash generated from operations and cash available under the revolving credit facility will be sufficient to fund its debt service requirements, acquisition strategies and working capital requirements in the foreseeable future.

YEAR 2000

         Anacomp has undertaken a comprehensive "year 2000" program for the products that it sells or distributes in the marketplace. Under this program, the Company has assessed all of its critical software and hardware products to determine what remediation, if any, is necessary for the proper functioning of these systems in the year 2000 and beyond. The Company has worked with its outside vendors to ensure that they will continue to support the products that the vendors supply to Anacomp for resale, including the performance by the vendors of any required year 2000 remediation. Anacomp has also analyzed and updated for year 2000 purposes certain software and hardware systems that it uses internally. The Company continues to consider year 2000 issues for all new products and services as well as those in development or included in business acquisitions.

     STATE OF READINESS

         Anacomp's overall state of readiness can be assessed by describing its specific readiness in four key areas, namely its products and services, its vendors' and suppliers' products and services, its internal systems, and its products in development.

         Anacomp has completed the assessment, remediation and year 2000 testing phases of nearly all supported products and services, including those responsible for generating the material portion of its revenues. The Company is currently in the remediation phase of its electronic data transmission project. Anacomp summarizes the status of each completed product or service in a written report to the Company's year 2000 steering committee, for archiving in the Company's year 2000 database. These processes have been reviewed and approved by a third party consultant retained for this purpose.

         The implementation phase of the Company's year 2000 project depends on the response of the Company's customers who may require upgrades or migration paths. Anacomp is in the process of communicating with identified customers and has no reason to believe that all customers who require upgrades or migration will not receive them. To this end, Anacomp has offered financial incentives to encourage early responses and avoid peak demand loads, although no assurance can be made that the demand will be spread sufficiently to eliminate delays in implementation. Anacomp has also launched its "Analog as a Fail Safe" campaign to educate customers about the value of COM and microfilm as a way to minimize the risk of the year 2000. Although customers may divert expenditures away from these products and services in order to fund other year 2000 remediation, Anacomp encourages customers to consider these products and services as a cost-effective backup to digital storage because retrieval of data stored on microfilm does not require digital technology.

         The Company has requested that approximately 1,000 of its vendors and suppliers answer a year 2000 readiness questionnaire and has sent a follow-up letter and questionnaire to each of approximately 200 key vendors and suppliers who did not reply to the first mailing. Anacomp is in the process of reviewing the responses for their likely impact on the Company. For those Anacomp products which incorporate the products of a third party supplier, Anacomp requests that its suppliers disclose test procedures and results. Anacomp has also requested that its vendors in the human resources area, such as its retirement, health and insurance providers, respond in writing as to their readiness, but there can be no assurance that such vendors will either respond or achieve readiness in a timely fashion.

         Anacomp has identified all internal software and hardware products used in its corporate headquarters in Poway, California, including those used to assimilate and report financial information and to handle billing, collections and electronic commerce. In those instances where remediation or renovation was required, Anacomp has either completed or has nearly completed such remediation or renovation. Anacomp is in the process of completing the documentation of such efforts for its year 2000 archives.

         The Company continues to develop new products and services and acquire new businesses. Anacomp develops and tests each new product, sometimes with the assistance of an outside consultant, for year 2000 readiness. Businesses which Anacomp acquires, such as First Image, are subject to the same assessment, remediation, testing and implementation phases as those described above.

     COSTS

         Anacomp estimates that total expenditures on its year 2000 project, including costs of outside parties such as consultants and attorneys, costs of hardware and software remediation, internal labor, travel and out of pocket expenses to be approximately $0.3, $2.3, and $1.2 million in fiscal year 1997, 1998, and 1999, respectively. These figures include estimates from the engineering, manufacturing, legal and information technology departments of the Company.

     RISKS

         There can be no assurance that the Company and its vendors and suppliers will be able to identify all year 2000 issues before problems manifest themselves or to complete all remediation in the required time frame. Further, it is possible that the future level of expenses in the Company's remediation efforts could rise significantly.

         The Company relies upon the continuous provision of services from third parties such as electrical and telecommunication utilities around the world, and the Company plans to enhance its electronic data transmission capabilities. Any sustained disruption of service or capability could adversely impact the Company's ability to operate its business. Finally, there can be no assurance that, if left unremedied, the products or services that the Company sells or distributes would remain competitive in the marketplace or the products that the Company uses internally would not have a material effect upon the ability of the Company to report its financial results.

     CONTINGENCY PLANS

         In those instances where the Company determines that year 2000 problems with its operational facilities may not be identified or remediated in time, the Company believes that its business will still be able to function without substantial interruption. For example, COM services provided in a data center which experiences a loss of power due to a third party utility's failure to identify or remediate an isolated year 2000 problem could be shifted to another data center without substantial interruption. In addition, electronic transmission of data could be replaced with manual delivery of data upon completion of certain modifications. In those instances where an installed COM customer experiences a year 2000 problem while operating its own COM equipment, Anacomp could offer its COM services to the customer at one of its data centers upon completion of certain modifications. This seamless nature of many of Anacomp's products and services forms the basis of Anacomp's ongoing contingency planning.

ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued two additional pronouncements related to reporting comprehensive income and disclosure of segment information. These two pronouncements are effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the additional disclosures specified by these pronouncements on the consolidated financial statements for the year ended September 30, 1998, which will be reported during fiscal 1999.

EURO CURRENCY

         Many of the countries in which the Company sells its products and services are Member States of the Economic and Monetary Union ("EMU"). Beginning January 1, 1999, Member States of the EMU may begin trading in either their local currencies or the euro, the official currency of EMU participating Member States. Parties are free to choose the unit they prefer in contractual relationships during the transitional period, beginning January 1999 and ending June 2002. The Company's computer system contains the functionality to process transactions in either a country's local currency or the euro. The Company does not currently anticipate any material adverse effects on its operations related to the EMU's conversion to the euro. However, there can be no assurance that the conversion of EMU Member States to euro will not have a material adverse effect on the Company and its operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company does not have any significant financial instruments other than fixed rate debt. The Company's bank line of credit is affected by the general level of U.S. interest rates and/or Libor. However, the Company had no amounts outstanding under its bank line of credit on September 30, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary financial information appear on pages A-1 to A-27 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no changes in or disagreements with accountants on accounting and financial disclosures.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company hereby incorporates by reference the information contained under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" from its definitive Proxy Statement (hereinafter, the "Proxy Statement") to be delivered to the shareholders of the Company in connection with the 1999 Annual Meeting of Shareholders to be held February 8, 1999. Certain information relating to executive officers of the Company appears on pages 13 through 15 hereof.

ITEM 11.  EXECUTIVE COMPENSATION

         The Company hereby incorporates by reference into this Item the information contained under the heading "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

         The Company hereby incorporates by reference into this Item the information contained under the heading "Security Ownership of Management and Other Beneficial Owners" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Hasso Jenss, a Senior Vice President of the Company, borrowed $115,600 from the Company on August 12, 1998 in connection with his relocation from Germany to the Poway, California area and his purchase of a residence. The indebtedness was evidenced by a promissory note dated that same date which bears interest at 7.5% per annum with a stated maturity date of November 30, 1998 (subject to extension). On December 16, 1998, Mr. Jenss repaid to the Company the entire principal amount of the promissory note (which was then cancelled), and he repaid all accrued interest on December 18, 1998.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                   FORM 8-K

(a)  1.   The following financial statements and other information appear in Appendix A to this Annual Report on Form 10-K and are filed as a part hereof:


         Report of Independent Public Accountants.
         Consolidated Balance Sheets - September 30, 1998 and 1997.
         Consolidated Statements of Operations - Years Ended September 30,
             1998 and 1997, the Four Months Ended September 30, 1996, and the Eight Months Ended May 31, 1996.
         Consolidated Statements of Cash Flows - Years Ended September 30, 1998 and 1997, the Four Months Ended September 30, 1996 and the Eight Months Ended May 31, 1996.
         Consolidated Statements of Stockholders' Equity (Deficit) - Years Ended
             September 30, 1998 and 1997, the Four Months Ended September 30, 1996 and the Eight Months Ended May 31, 1996.
         Notes to the Consolidated Financial Statements.

    2. Financial Statement Schedules are not filed with this Annual Report on Form 10-K because the Schedules are either inapplicable or the required information is presented in the financial statements listed immediately above or in the notes thereto.

(b)      Reports on Form 8-K:

         During the quarter ended September 30, 1998, and prior to filing this Annual Report on Form 10-K, Anacomp filed one report on Form 8-K, dated August 12, 1998 (the "Form 8-K Amendment"). The Form 8-K Amendment was filed to amend the June 18, 1998 Form 8-K that the Company had previously filed reporting that the Company had entered into an Asset Purchase Agreement with First Financial Management Company and First Data Corporation to acquire First Image. The Form 8-K Amendment was filed to include the audited financial statements of First Image for the three years ended December 31, 1997.

(c) The following exhibits are filed with this Annual Report on Form 10-K or incorporated herein by reference to the listed document previously filed with the Securities and Exchange Commission (the "SEC"). Previously unfiled documents are noted with an asterisk (*):

2.1 Third Amended Joint Plan of Reorganization of the Company and certain of its subsidiaries. (1)

2.2 Asset Purchase Agreement, dated as of May 5, 1998, among the Company, First Financial Management Corporation and First Data Corporation. (2)

2.3 Amendment No. 1, dated as of June 18, 1998, to Asset Purchase Agreement, dated as of May 5, 1998, among the Company, First Financial Management Corporation and First Data Corporation. (3)

3.1      Amended and Restated Articles of Incorporation of the Company. (4)

3.2      Amended and Restated Bylaws of the Company. (4)

4.1      Form of Common Stock Certificate.  (4)

4.2 Warrant Agreement, dated as of June 4, 1996, between the Company and ChaseMellon Shareholder Services, L.L.C. (2)

4.3      Form of Warrant Certificate. (4)

4.4 Indenture, dated as of March 24, 1997, between the Company and IBJ Schroder Bank & Trust Company, as trustee, relating to the Company's 10-7/8% Senior Subordinated Notes due 2004, Series B. (5)

4.5 First Supplemental Indenture, date as of June 12, 1998, to the Indenture, dated as of March 24, 1997, between the Company, as issuer, and IBJ Schroder Bank & Trust Company, as trustee relating to the 10-7/8% Senior Subordinated Notes due 2004, Series A and the 10-7/8% Senior Subordinated Notes due 2004, Series B (containing, as exhibits, specimens of such Series A Notes and Series B Notes ). (2)

4.6 Indenture, dated as of June 18, 1998, between the Company and IBJ Schroder Bank & Trust Company, as trustee, relating to the Company's 10-7/8% Series C Senior Subordinated Notes due 2004 and 10 7/8% Series D Senior Subordinated Notes due 2004. (2)

4.7 Purchase Agreement, dated June 12, 1998, between the Company and NatWest Capital Markets Limited, relating to the Company's 10-7/8% Series Senior C Subordinated Notes due 2004. (2)

4.8 Exchange and Registration Rights Agreement, dated June 18, 1998, between the Company and NatWest Capital Markets Limited, relating to the Company's 10-7/8% Series C Senior Subordinated Notes due 2004 and 10-7/8% Series D Senior Subordinated Notes due 2004. (2)

4.9 Form Letter of Transmittal, relating to the Company's 10-7/8% Series C Senior Subordinated Notes due 2004 and Series D Senior Subordinated Notes due 2004. (3)

10.1 Employment Agreement, effective October 1, 1997, between the Company and Ralph W. Koehrer. (6)

10.2 Employment Agreement, effective January 5, 1998, between the Company and Frederick F. Geyer. (3)

10.3 Employment Agreement, effective October 1, 1992, between the Company and William C. Ater. (8)

10.4 Employment Agreement, effective October 1, 1994, between the Company and Dr. Peter Williams.*

10.5 Revolving Credit Agreement, dated as of June 15, 1998, among Anacomp, Inc., the various lending institutions named therein and BankBoston, N.A. as agent. (2)

10.6 Common Stock Registration Rights Agreement, dated as of June 4, 1996, by and among the Company and the Holders of Registrable Shares. (4)

10.7 Amended and Restated Master Supply Agreement, dated October 8, 1993, by and among the Company, SKC America, Inc. and SKC Limited. (7)

10.8 First Cumulative Amendment to the Amended and Restated Master Supply Agreement, dated May 17, 1996, by and among the Company, SKC America, Inc. and SKC Limited. (9)

21.1     Subsidiaries. *

23.1     Consent of Arthur Andersen LLP. *

27.1     Financial data schedule (required for electronic filing only). *

---------------------



(1) Incorporated by reference to the Company's Form 8-A filed with the SEC on May 15, 1996 (File No. 0-7641).

(2) Incorporated by reference to the Company's Form 8-K filed with the SEC on June 24, 1998 (File No. 1-8328).

(3) Incorporated by reference to the Company's Form S-4 Registration Statement filed with SEC on August 17, 1998 (File No. 333-61675).

(4) Incorporated by reference to the Company's Form 8-K filed with the SEC on June 19, 1996 (File No. 1-8328).

(5) Incorporated by reference to the Company's Form S-4 Registration Statement filed with the SEC on April 16, 1997 (File No. 333-25281).

(6) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended December 31, 1997.

(7) Incorporated by reference to the Company's Form 10-K for the year ended September 30, 1993.

(8) Incorporated by reference to the Company's Form 10-K for the year ended September 30, 1996.

(9) Incorporated by reference to the Company's Pre-Effective Amendment No. 1 to Form S-1 Registration Statement filed with the SEC on September 19, 1996 (File No. 333-9395).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ANACOMP, INC.
                                  By:  /s/ Ralph W. Koehrer
                                  --------------------------------------------
                                  Ralph W. Koehrer
                                  President, Chief Executive
                                  Officer and Director

Dated:  December 22, 1998

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated:  December 22, 1998         By:  /s/ Ralph W. Koehrer
                                  --------------------------------------------
                                  Ralph W. Koehrer
                                  President, Chief Executive
                                  Officer and Director

Dated:  December 22, 1998         By: /s/ Donald L. Viles
                                  --------------------------------------------
                                  Donald L. Viles,  Executive Vice
                                  President and Chief Financial Officer

Dated:  December 22, 1998         By: /s/ Richard D. Jackson
                                  --------------------------------------------
                                  Richard D. Jackson,
                                  Co-Chairman of the Board

Dated:  December 22, 1998         By:  /s/ Lewis Solomon
                                  --------------------------------------------
                                  Lewis Solomon,
                                  Co-Chairman of the Board

Dated:  December 22, 1998         By: /s/ Talton R. Embry
                                  --------------------------------------------
                                  Talton R. Embry, Director

Dated:  December 22, 1998         By: /s/ Darius W.  Gaskins, Jr.
                                  --------------------------------------------
                                  Darius W. Gaskins, Jr., Director

Dated:  December 22, 1998         By: /s/ Jay P. Gilbertson
                                  --------------------------------------------
                                  Jay P. Gilbertson, Director

Dated:  December 22, 1998         By:  /s/ George A. Poole, Jr.
                                  --------------------------------------------
                                  George A. Poole, Jr., Director

                                   APPENDIX A

ANNUAL REPORT ON FORM 10-K
ANACOMP, INC.


                                                                                                       PAGE
                                                                                                       ----
Report of Independent Public Accountants..............................................................A - 2

Consolidated Balance Sheets -- September 30, 1998 and 1997............................................A - 3

Consolidated Statements of Operations - Years Ended September 30, 1998 and 1997,
  Four Months Ended September 30, 1996, Eight Months Ended May 31, 1996...............................A - 4

Consolidated Statements of Cash Flows -- Years Ended September 30, 1998 and 1997, Four
  Months Ended September 30, 1996, Eight Months Ended May 31, 1996....................................A - 5

Consolidated Statements of Stockholders' Equity (deficit) -- Years Ended September 30, 1998 and 1997, Four Months Ended September 30, 1996 and Eight Months Ended May 31, 1996, ................A - 7

Notes to the Consolidated Financial Statements........................................................A - 8


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Anacomp, Inc.:

         We have audited the accompanying consolidated balance sheets of Anacomp, Inc. (an Indiana corporation) and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended September 30, 1998 and 1997, the four months ended September 30, 1996 and the eight months ended May 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anacomp, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for the years ended September 30, 1998 and 1997, the four months ended September 30, 1996, and the eight months ended May 31, 1996 in conformity with generally accepted accounting principles.


                                                      Arthur Andersen LLP


Indianapolis, Indiana,
November 20, 1998.

             CONSOLIDATED BALANCE SHEETS
             Anacomp, Inc. and Subsidiaries


                                                                                               September 30,
                                                                                    ----------------------------------
                                                                                        1998                 1997
(dollars in thousands, except per share amounts)                                    ---------                ---------

ASSETS
Current assets:
    Cash and cash equivalents ...................................................   $  17,721                $  58,060
    Restricted cash .............................................................       4,285                    7,433
    Accounts and notes receivable, net ..........................................      79,109                   58,628
    Current portion of long-term receivables, net ...............................       5,641                    3,647
    Inventories .................................................................      28,618                   25,261
    Prepaid expenses and other ..................................................      10,321                    6,853
                                                                                    ---------                ---------
Total current assets ............................................................     145,695                  159,882

Property and equipment, net .....................................................      41,749                   29,063
Long-term receivables, net of current portion ...................................       9,002                    6,587
Excess of purchase price over net assets of businesses acquired
    and other intangibles, net ..................................................     120,814                   17,800
Reorganization value in excess of identifiable assets, net ......................      88,230                  163,856
Other assets ....................................................................      15,663                   14,763
                                                                                    ---------                ---------
                                                                                    $ 421,153                $ 391,951
                                                                                    ---------                ---------
                                                                                    ---------                ---------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current portion of long-term debt ...........................................   $   1,152                $   9,595
    Accounts payable ............................................................      36,464                   39,270
    Accrued compensation, benefits and withholdings .............................      18,372                   16,481
    Accrued income taxes ........................................................      15,197                   13,471
    Accrued interest ............................................................      18,158                   14,738
    Other accrued liabilities ...................................................      39,799                   34,529
                                                                                    ---------                ---------
Total current liabilities .......................................................     129,142                  128,084
                                                                                    ---------                ---------
                                                                                    ---------                ---------

Non current liabilities:
    Long-term debt, net of current portion ......................................     338,884                  247,889
    Other noncurrent liabilities ................................................         619                    1,458
                                                                                    ---------                ---------
Total noncurrent liabilities ....................................................     339,503                  249,347
                                                                                    ---------                ---------

Commitments and contingencies (See Note 18) Stockholders' equity
(deficit):
    Preferred stock, 1,000,000 shares authorized, none issued ...................         ---                      ---
    Common Stock, $.01 par value; 20,000,000 shares authorized;
       14,263,569 and 13,789,764 issued and outstanding, respectively                     143                      138
    Capital in excess of par value ..............................................     109,486                  105,329
    Cumulative translation adjustment (from May 31, 1996) .......................         447                   (1,128)
    Accumulated deficit (from May 31, 1996) .....................................    (157,568)                 (89,819)
                                                                                    ---------                ---------
Total stockholders' equity (deficit) ............................................     (47,492)                  14,520
                                                                                    ---------                ---------
                                                                                    $ 421,153                $ 391,951
                                                                                    ---------                ---------
                                                                                    ---------                ---------


               See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Anacomp, Inc. and Subsidiaries


                                                                                                                 Predecessor
                                                                              Reorganized Company                  Company
                                                                          -----------------------------------------------------
                                                                                                         Four       Eight
                                                                           Year Ended    Year Ended   Months Ended Months Ended
                                                                          September 30, September 30, September 30, May 31,
(in thousands, except per share amounts)                                      1998         1997          1996        1996
                                                                          -----------------------------------------------------
Revenues:
    Services provided ..................................................   $ 227,851   $ 186,590    $  59,055    $ 130,202
    Equipment and supply sales .........................................     271,166     275,920       92,487      204,396
                                                                           ---------   ---------    ---------    ---------
                                                                             499,017     462,510      151,542      334,598
                                                                           ---------   ---------    ---------    ---------
Operating costs and expenses:
    Costs of services provided .........................................     134,000      97,932       31,858       72,641
    Costs of equipment and supplies sold ...............................     198,627     206,582       70,097      156,526
    Selling, general and administrative expenses .......................      97,335      87,355       29,482       57,735
    Amortization of reorganization asset ...............................      75,626      75,780       25,663          ---
    Amortization of intangible assets ..................................      12,294       3,376          206        6,091
    Restructuring charges ..............................................       8,494         ---          ---          ---
                                                                           ---------   ---------    ---------    ---------
                                                                             526,376     471,025      157,306      292,993
                                                                           ---------   ---------    ---------    ---------

Income (loss) from operations ..........................................     (27,359)     (8,515)      (5,764)      41,605
                                                                           ---------   ---------    ---------    ---------

Other income (expense):
    Interest income ....................................................       2,339       4,346          997        1,576
    Interest expense and fee amortization ..............................     (34,598)    (35,896)     (12,869)     (26,760)
    Other ..............................................................        (517)     (1,285)          27        6,968
                                                                           ---------   ---------    ---------    ---------
                                                                             (32,776)    (32,835)     (11,845)     (18,216)
                                                                           ---------   ---------    ---------    ---------
Income (loss) before reorganization items, income taxes and
  extraordinary items ..................................................     (60,135)    (41,350)     (17,609)      23,389
Reorganization items ...................................................         ---         ---          ---       92,839
                                                                           ---------   ---------    ---------    ---------
Income (loss) before income taxes and extraordinary items ..............     (60,135)    (41,350)     (17,609)     116,228
Provision for income taxes .............................................       6,500      15,500        4,400        3,700
                                                                           ---------   ---------    ---------    ---------
Income (loss) before extraordinary items ...............................     (66,635)    (56,850)     (22,009)     112,528
Extraordinary items:
    Gain on discharge of indebtedness, net of  income taxes ............         ---         ---          ---       52,442
    Loss on extinguishment of debt, net of income tax benefits .........      (1,114)    (10,961)         ---          ---
                                                                           ---------   ---------    ---------    ---------
Net income (loss) ......................................................     (67,749)    (67,811)     (22,009)     164,970
Preferred stock dividends and discount accretion .......................         ---         ---          ---          540
Net income (loss) available to common stockholders .....................   $ (67,749)  $ (67,811)   $ (22,009)   $ 164,430
                                                                           ---------   ---------    ---------    ---------
                                                                           ---------   ---------    ---------    ---------

Basic net loss per share before extraordinary items ....................   $   (4.77)  $   (4.23)   $   (2.19)
Extraordinary loss on extinguishment of debt ...........................       (0.08)      (0.82)         ---
                                                                           ---------   ---------    ---------
Basic net loss per share ...............................................   $   (4.85)  $   (5.05)   $   (2.19)
                                                                           ---------   ---------    ---------
                                                                           ---------   ---------    ---------

Shares used in computing basic net loss per share ......................      13,963      13,432       10,034
                                                                           ---------   ---------    ---------
                                                                           ---------   ---------    ---------


              See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Anacomp, Inc. and Subsidiaries

                                                                                                                       Predecessor
                                                                                       Reorganized Company              Company
                                                                               ---------------------------------------------------
                                                                                                              Four       Eight
                                                                                Year Ended    Year Ended  Months Ended Months Ended
                                                                               September 30, September 30,September 30,  May 31,
(dollars in thousands)                                                              1998         1997         1996        1996
                                                                               ---------------------------------------------------
Cash flows from operating activities:
    Net income (loss) ........................................................... $ (67,749)  $ (67,811)    $(22,009)   $ 164,970
    Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
      Extraordinary items .......................................................     1,114      10,961          ---      (52,442)
      Non-cash reorganization items .............................................       ---         ---          ---     (107,352)
      Depreciation and amortization .............................................   104,516      93,552       30,635       18,788
      Non-cash compensation .....................................................     1,004       1,012          975          ---
      Provision (benefit) for losses on accounts receivable .....................       277        (341)         482          110
      Non-cash charge in lieu of taxes ..........................................       ---         700        1,300          ---
      Gain on sale of ICS Division ..............................................       ---         ---          ---       (6,202)
      Other .....................................................................       ---       6,278         (175)         997
  Restricted cash requirements ..................................................     3,147       2,164       (2,755)      (6,842)
  Change in assets and liabilities net of effects from acquisitions:
        Decrease in accounts and long-term receivables ..........................     1,368       6,687        5,637       24,624
        Decrease (increase) in inventories and prepaid expenses .................      (269)      7,118       10,416       11,174
        Decrease (increase) in other assets .....................................    (1,948)       (953)           1        1,094
        Increase (decrease) in accounts payable and accrued expenses ............   (15,839)      4,970      (17,283)      (5,077)
        Increase (decrease) in other noncurrent liabilities .....................      (982)     (6,495)       4,671       (5,899)
                                                                                  ---------   ---------     --------    ---------
         Net cash provided by operating activities ..............................    24,639      57,842       11,895       37,943
                                                                                  ---------   ---------     --------    ---------
Cash flows from investing activities:
    Proceeds from sale of ICS Division ..........................................       ---         ---          ---       13,554
    Purchases of property, plant and equipment ..................................   (12,469)    (10,399)      (2,224)      (3,599)
    Payments to acquire companies and customer rights, net of the
      proceeds from the sale of DAS and DPDS business lines in 1998 .............  (130,936)    (22,443)      (3,844)         ---
                                                                                  ---------   ---------     --------    ---------
         Net cash provided by (used in) investing activities ....................  (143,405)    (32,842)      (6,068)       9,955
                                                                                  ---------   ---------     --------    ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock, options and warrants ................     3,015         412         (139)         ---
    Proceeds from revolving line of credit and long-term borrowings .............   214,286     253,853          ---        2,656
    Proceeds from exercise of common stock rights ...............................       ---      24,548          ---          ---
    Principal payments on long-term debt ........................................  (132,197)   (271,288)     (22,646)     (15,332)
    Payments related to the issuance and extinguishment of debt .................    (5,541)    (12,647)         ---          ---
                                                                                  ---------   ---------     --------    ---------
         Net cash provided by (used in) financing activities ....................    79,563      (5,122)     (22,785)     (12,676)
                                                                                  ---------   ---------     --------    ---------
Effect of exchange rate changes on cash .........................................    (1,136)        (16)        (172)         691
                                                                                  ---------   ---------     --------    ---------
Increase (decrease) in cash and cash equivalents ................................   (40,339)     19,862      (17,130)      35,913
Cash and cash equivalents at beginning of period ................................    58,060      38,198       55,328       19,415
                                                                                  ---------   ---------     --------    ---------
Cash and cash equivalents at end of period ...................................... $  17,721   $  58,060     $ 38,198    $  55,328
                                                                                  ---------   ---------     --------    ---------
                                                                                  ---------   ---------     --------    ---------


               See notes to the consolidated financial statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                                                                          Predecessor
                                                     Reorganized Company                     Company
                                       ---------------------------------------------------------------
                                                                              Four           Eight
                                        Year Ended       Year Ended       Months Ended    Months Ended
                                       September 30,    September 30,     September 30,      May 31,
(dollars in thousands)                     1998             1997             1996             1996
                                       ---------------------------------------------------------------
Cash paid during the period for:
    Interest .........................    $27,277          $15,016          $5,581          $11,613
    Income taxes .....................    $ 5,150          $ 6,612          $2,942          $ 3,045


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

See Note 3 for discussion of non-cash activity related to Fresh Start Reporting and the Reorganization.


                                                                                                        Predecessor
                                                                       Reorganized Company                Company
                                                          ----------------------------------------------------------
                                                                                               Four        Eight
                                                           Year Ended      Year Ended     Months Ended  Months Ended
                                                          September 30,    September 30,   September 30,   May 31,
(dollars in thousands)                                        1998             1997           1996          1996
                                                          ----------------------------------------------------------
    Notes payable issued ...............................       ---              ---          $ 500           ---
    Assets acquired by assuming liabilities ............   $11,955          $ 1,553            ---           ---
    Interest on subordinated notes satisfied with
        additional notes ...............................       ---          $11,960            ---           ---


              See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Anacomp, Inc. and Subsidiaries


                                                                      Capital in Cumulative
                                                            Common    excess of  translation Accumulated
(Dollars in thousands)                                       Stock    par value   adjustment   Deficit      Total
--------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1995 - PREDECESSOR COMPANY...        $462     $182,725     $ 1,329   $(372,759)  $(188,243)
Preferred stock conversion............................          11        7,893        ----        ----       7,904
Preferred stock dividends.............................        ----         ----        ----        (516)       (516)
Accretion of redeemable preferred stock discount......        ----         ----        ----         (24)        (24)
Translation adjustment for eight months...............        ----         ----      (1,560)       ----      (1,560)
NBS stock issuance....................................          11          (11)       ----        ----        ----
Reorganization........................................        (484)    (190,607)        231     208,329      17,469
New stock issuance....................................         100       79,666        ----        ----      79,766
Net income for eight months...........................        ----         ----        ----     164,970     164,970
                                                            ------     --------     -------    --------   ---------
BALANCE AT  MAY 31, 1996 - REORGANIZED COMPANY........         100       79,666        ----        ----      79,766
Common Stock issued for restricted stock award........           1          791        ----        ----         792
Fees associated with rights offering..................        ----         (139)       ----        ----        (139)
Translation adjustment for four months................        ----         ----         159        ----         159
Net loss for four months..............................        ----         ----        ----     (22,009)    (22,009)
                                                            ------     --------     -------    --------   ---------
BALANCE AT SEPTEMBER 30, 1996 - REORGANIZED COMPANY...         101       80,318         159     (22,009)     58,569
Common Stock issued for exercise of rights............          36       24,511        ----        ----      24,547
Common Stock issued for exercise of stock options.....           1          500        ----        ----         501
Translation adjustment for twelve months .............        ----         ----      (1,287)       ----      (1,287)
Other.................................................        ----         ----        ----           1           1
Net loss for twelve months............................        ----         ----        ----     (67,811)    (67,811)
                                                            ------     --------     -------    --------   ---------
BALANCE AT SEPTEMBER 30, 1997 - REORGANIZED COMPANY...         138      105,329      (1,128)    (89,819)     14,520
Common Stock issued for exercise of stock options and            4        2,668        ----        ----       2,672
warrants..............................................
Common Stock issued for employee stock purchases......           1          905        ----        ----         906
Common Stock issued as incentive compensation.........        ----          584        ----        ----         584
Translation adjustment for twelve months .............        ----         ----       1,575                   1,575
Net loss for twelve months............................        ----         ----        ----     (67,749)    (67,749)
                                                            ------     --------     -------    --------   ---------
BALANCE AT SEPTEMBER 30, 1998 - REORGANIZED COMPANY...        $143     $109,486        $447  $ (157,568)   $(47,492)
                                                            ------     --------     -------    --------   ---------
                                                            ------     --------     -------    --------   ---------


              See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS
Anacomp, Inc. and Subsidiaries

NOTE 1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION

The consolidated financial statements include the accounts of Anacomp, Inc. ("Anacomp" or the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

FOREIGN CURRENCY TRANSLATION

Substantially all assets and liabilities of Anacomp's international operations are translated at the year-end exchange rates; income and expenses are translated at the average exchange rates prevailing during the year. Translation adjustments are accumulated in a separate section of stockholders' equity. Foreign currency transaction gains and losses are included in the Consolidated Statement of Operations.

SEGMENT REPORTING

Anacomp operates in a single business segment providing equipment, supplies and services for document management, including storage, processing and retrieval.

MANAGEMENT ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current available information and actual results could differ from those estimates.

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

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and depreciated or amortized using the straight-line method over estimated useful lives. Buildings are depreciated over ten to forty years. Leasehold improvements are amortized over the shorter of their estimated useful life or the remaining term of the related lease. Tooling costs are amortized over the total estimated units of production, not to exceed three years. Other property and equipment have useful lives ranging from two to twelve years. The Company incurred $9.0, $10.6, and $10.7 million in maintenance and repair costs during the years ended September 30, 1998, 1997, and 1996, respectively. In accordance with Fresh Start Reporting, property and equipment were reflected at fair market values as of May 31, 1996 (See Note 3).

DEBT ISSUANCE COSTS

The Company capitalizes all costs related to its issuance of debt and amortizes those costs using the effective interest method over the life of the related debt instruments. Unamortized Debt issuance costs were $8.6 million at September 30, 1998 and are included in "Other assets" in the accompanying Consolidated Balance Sheets. During the years ended September 30, 1998 and 1997 and the eight months ended May 31, 1996, the Company amortized $1.6, $0.9 and $1.0 million, respectively, of debt issuance costs which are included in "Interest expense and fee amortization" in the accompanying Consolidated Statements of Operations.

The Company refinanced certain long-term obligations in June 1998 which resulted in the write-off of $1.9 million of unamortized debt issue costs which is recorded as an extraordinary item, net of income tax, for the year ended September 30, 1998.

The Company refinanced certain long-term obligations in March 1997 which resulted in the write-off of $16.9 million of unamortized debt issue costs which is recorded as an extraordinary item, net of income tax, for the year ended September 30, 1997.

The Company wrote off deferred debt issuance costs of $11.1 million upon the date of the bankruptcy filing. These costs are included in "Reorganization Items" in the accompanying Consolidated Statements of Operations for the eight months ended May 31, 1996.

GOODWILL

Excess of purchase price over net assets of businesses acquired ("goodwill") is amortized on the straight-line method over the estimated periods of future demand for the related products acquired. Goodwill at September 30, 1998 is being amortized over periods of three to fifteen years. Effective with Fresh Start Reporting, the Company now measures impairment based on estimated future cash flows of the related products.

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCATED TO IDENTIFIABLE ASSETS

As more fully discussed in Note 3, the Company has "reorganization value in excess of amounts allocated to identifiable assets" of $88.2 million net of accumulated amortization of $177.0 million at September 30, 1998. This asset is being amortized over a 3.5 year period beginning May 31, 1996. The carrying value of the Reorganization Asset will be periodically reviewed if the facts and circumstances suggest that it may be impaired. The Company will measure the impairment based upon future cash flows of the Company over the remaining amortization period.

RESEARCH AND DEVELOPMENT

The engineering costs associated specifically with research and development programs are expensed as incurred, and amounted to $3.9 and $4.8 million for the years ended September 30, 1998 and 1997, respectively. These costs totaled $1.3 million for the four months ended September 30, 1996 and $2.4 million for the eight months ended May 31, 1996. The Company supports several engineering processes, including basic technological research, product development and sustaining engineering support for existing customer installations.

SOFTWARE COSTS

Software product costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of cost or net realizable value. Such costs are amortized over the greater of the estimated units of sale or under the straight-line method not to exceed five years. Unamortized deferred software costs remaining as of September 30, 1998 total $0.6 million.

ACCRUED LEASE RESERVES

Other noncurrent liabilities include reserves established for unfavorable facility and equipment lease commitments, vacant facilities and related future lease costs. Total obligations recorded for these unfavorable lease commitments and future lease and related costs at their estimated amounts were $1.3 and $6.2 million at September 30, 1998 and 1997, respectively. The current portion of these obligations was $0.8 and $4.9 million as of September 30, 1998 and 1997, respectively.

INCOME TAXES

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of temporary differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be "more likely than not" realized in future tax returns.

CASH AND CASH EQUIVALENTS

Anacomp considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. These temporary investments, primarily repurchase agreements and other overnight investments, are recorded at cost, which approximates market.

EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding and dilutive Common Stock equivalents during the period. Common stock equivalents include options granted under the Company's stock option plans using the treasury stock method and common shares expected to be issued under the Company's employee stock purchase plan. Common stock equivalents were not used to calculate diluted earnings per share because of their anti-dilutive effect. There are no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented.

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

The process began January 5, 1996, when Anacomp filed a Prenegotiated Plan of Reorganization with the U.S. Bankruptcy Court in Delaware under Chapter 11 of the U.S. Bankruptcy Code. The Company was in default under substantially all of its debt agreements as a result of its failure to make $89.7 million of principal payments scheduled for April 26, 1995 and October 26, 1995 on the senior secured credit facilities (including $60 million relating to the revolving loan agreement which expired on October 26, 1995), $11.4 million of principal and interest payments on the 9% Convertible Subordinated Debentures which were due January 15, 1996, $34.1 million of interest payments scheduled for May 1, 1995 and November 1, 1995 on its Senior Subordinated Notes, and $3.2 million of interest payments scheduled for July 15, 1995 and January 15, 1996 on the 13.875% Convertible Subordinated Debentures, as well as certain financial covenant violations, and the cross-default provisions of the other debt agreements.

NOTE  3.
FRESH START REPORTING AND BANKRUPTCY REORGANIZATION:

As noted above, upon emerging from bankruptcy, the Company's Revolving Loan, Multi-Currency Revolving Loan, Term Loans, Series B Senior Notes, 15% Senior Subordinated Notes, 13.875% Convertible Subordinated Debentures and 9% Convertible Subordinated Debentures were canceled. In addition, the Company's 8.25% Cumulative Convertible Redeemable Exchangeable Preferred Stock, Common Stock, Warrants and Stock Options were canceled. In connection therewith, the Company issued new debt and equity securities as mentioned above.

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

As a result of the Bankruptcy Reorganization, the Predecessor Company recorded an extraordinary gain resulting from the discharge of indebtedness of $52.4 million calculated as follows:

         (dollars in thousands)                                             May 31, 1996
         ----------------------------------------------------------------  -------------
         Historical carrying value of old debt securities ...............  $     379,256
         Historical carrying value of related accrued interest...........         48,500
         Unamortized portion of old deferred financing costs.............           (600)
         Market value of consideration exchanged for the old debt:
                 Plan securities (face value $279,692)...................       (265,948)
                 New Common Stock (10.0 million new shares issued).......        (79,766)
                                                                           -------------
                                                                                  81,442
                    Tax provision........................................        (29,000)
                                                                           -------------
                    Extraordinary gain ..................................  $      52,442
                                                                           -------------
                                                                           -------------

In accordance with SOP 90-7, expenses of the Predecessor Company resulting from the Chapter 11 Reorganization are reported separately as reorganization items in the accompanying Consolidated Statements of Operations, and are summarized below:

                                                                           Eight Months
                                                                               Ended
         (dollars in thousands)                                            May 31, 1996
         ----------------------------------------------------------------  ------------
         Write-off of deferred debt issue costs and discounts............  $    (17,551)
         Adjustment of assets and liabilities to fair market value.......       124,903
         Legal and professional fees associated with bankruptcy..........       (14,944)
         Interest earned on accumulated cash.............................           431
                                                                           ------------
                                                                           $     92,839
                                                                           ------------

The following Pro Forma Condensed Financial Information for the twelve months ended September 30, 1996, have been prepared giving effect to the sale of the Image Conversion Services ("ICS") Division and the adjustments related to the consummation of the Reorganization for interest expense and intangible asset amortization. The Condensed Financial Information was prepared as if the Pro Forma adjustments had occurred on October 1, 1995. This information does not purport to be indicative of the results which would have been obtained had such transactions in fact been completed as of the date hereof and for the periods presented or that may be obtained in the future.


ANACOMP, INC. AND SUBSIDIARIES
PRO FORMA CONDENSED FINANCIAL INFORMATION

                                                                             Pro Forma
                                                                             Year Ended
         (dollars in thousands)                                            September 30,
                                                                                1996
         ---------------------------------------------------------------   ------------
         Total Revenues.................................................   $    484,637
         Operating costs and expenses...................................        493,291
         Loss before interest, other income, reorganization items,
           Income taxes and extraordinary credit........................         (8,654)
         Interest expense and fee amortization..........................        (41,327)
         Net loss available to Common Stockholders......................        (53,713)

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

NOTE 5.
FAIR VALUES OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information for certain financial instruments. The carrying amounts for trade receivables and payables are considered to be their fair values. The carrying amounts and fair values of the Company's other financial instruments at September 30, 1998, and 1997, are as follows:

                                                             September 30, 1998          September 30, 1997
                                                          -----------------------     -----------------------
                                                          Carrying                    Carrying
(dollars in thousands)                                     Amount      Fair Value      Amount      Fair Value
                                                          --------     ----------     ---------    ----------
Long-Term Debt:
     Multicurrency Revolving Loan....................           ---           ---        $2,439    $    2,439
     Senior Secured Term Loan........................           ---           ---        55,000        55,000
     10 7/8% Senior Subordinated Notes Series B......     $ 196,989    $  200,000       196,611       210,160
     10 7/8% Senior Subordinated Notes Series D......       140,192       135,000           ---           ---

The September 30, 1998 and 1997 estimated fair value of Long-Term Debt was based on quoted market values.

NOTE 6.
ACQUISITIONS:

During the three years ended September 30, 1998, Anacomp made the acquisitions set forth below, each of which has been accounted for as a purchase. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions, excluding First Image, were not significant.

FISCAL 1998

During fiscal 1998, excluding the First Image acquisition discussed separately in Note 7, Anacomp acquired either the customer bases and other assets or the stock of nine businesses. Total consideration paid at the closing was $17.9 million of which approximately $12.5 million was assigned to excess of purchase price over net assets acquired. The aggregate purchase prices consisted of $17.0 million cash at closing, $0.9 million in assumed liabilities and contingent cash payments of up to $10.9 million based upon future operating results over the next ten years from the acquisition date.

FISCAL 1997

During fiscal 1997, Anacomp acquired either the customer bases and other assets or the stock of nine businesses. Total consideration was $25.5 million, of which approximately $18.3 million was assigned to excess of purchase price over net assets acquired. The aggregate purchase prices consisted of $22.4 million cash, $1.6 million in assumed liabilities and contingent cash and/or stock payments of up to $10.0 million based upon future operating results over the next two to five years from the acquisition date.

FISCAL 1996

During fiscal 1996, Anacomp acquired certain assets of one business. Total consideration was $4.3 million, of which approximately $2.4 million was assigned to excess of purchase price over net assets acquired. The purchase price consisted of $3.8 million in cash and a one-year note payable of $0.5 million which accrued interest at prime.

NOTE 7.
FIRST IMAGE ACQUISITION:

On June 18, 1998, the Company completed its acquisition (the "Acquisition") of assets constituting substantially all of the business and operations (the "First Image Businesses") of First Image Management Company ("First Image"), a division of First Financial Management Corporation ("FFMC"), a wholly owned subsidiary of First Data Corporation ("FDC"). The Company also assumed substantially all of the ongoing liabilities of the First Image Businesses. The purchase price paid by the Company to FFMC at the closing of the Acquisition was $150.0 million, although a post-closing adjustment has resulted in FFMC returning to the Company $4.4 million to reflect a shortfall in the agreed-upon working capital for the First Image Businesses. The Acquisition was accounted for as a purchase, and the excess of the purchase price over the estimated fair value of net assets acquired ("goodwill") approximates $100.0 million, which is being amortized over a 15-year period on a straight-line basis. For reporting purposes, the Acquisition date was set as June 1, 1998 because the significant contingencies associated with the definitive agreement between the Company, FFMC and FDC were all cleared and the Company received the economic benefits and assumed the economic risks associated with the operations of the First Image Businesses beginning
June 1, 1998.

The First Image Businesses include (i) image access services, primarily Computer Output to Microfilm ("COM") and Compact Disc ("CD") services (the "IAS Business"), (ii) document print and distribution services such as laser print and mail and demand publishing services (the "DPDS Business") and (iii) document acquisition services such as health care and insurance claims entry and data capture services (the "DAS Business"). The Company has retained and continues to operate the IAS Business whose revenues and earnings before interest, other expense, taxes, restructuring charges, depreciation and amortization ("EBITDA") of $37.7 million and $9.7 million, respectively, for the period June 1, 1998 to September 30, 1998 are included in the Company's results of operations for the fiscal year ended September 30, 1998.

The Company closed the sale of the DAS Business to ACS Shared Services, Inc., a wholly owned subsidiary of Affiliated Computer Services, Inc., effective July 1, 1998. The Company also closed the sale of the DPDS Business to Southern Micrographix Company LLC (now known as AccuDocs LLC) effective August 1, 1998. The Company generated $45.0 million in cash from the sale of both Businesses and liquidation of related working capital. Combined, the two Businesses accounted for 44% of First Image's revenues for the year ended December 31, 1997. The Company has excluded the results of operations for the DAS and DPDS Businesses from the Company's results of operations for the year ended September 30, 1998.

The unaudited pro forma consolidated operating data of the Company for the year ended September 30, 1998 and 1997 are presented below. The unaudited pro forma consolidated operating data for the year ended September 30, 1998 includes the Company's operations for the year ended September 30, 1998 and First Image's operations for the eight months ended May 31, 1998. The unaudited pro forma consolidated operating data for the year ended September 30, 1997 includes the Company's operations for the year ended September 30, 1997 and First Image's operations for the year ended December 31, 1997.

The unaudited pro forma consolidated operating data have been prepared giving effect to the IAS businesses acquisition, the disposition of the DAS and DPDS Businesses and the use of the proceeds thereof, the new Senior Secured Revolving Credit Facility and Senior Subordinated Notes (as each such term is described in Note 12 below), and the fiscal year 1997 refinancings as if they had all occurred at the beginning of the applicable results of operations period.

The unaudited pro forma consolidated operating data is not necessarily indicative of the results that would have been obtained had such transactions in fact been completed at the beginning of the periods presented nor is such information indicative of future results.

                                               Year ended September 30,
                                            -----------------------------
(dollars in thousands)                         1998                1997
-----------------------------------------   ----------        -----------
Total revenues ..........................   $ 570,872         $   571,453
Net loss before extraordinary item ......     (60,106)            (46,000)

NOTE 8.
RESTRUCTURING RESERVES:

In connection with the acquisition of First Image, the Company recorded certain reserves associated with the restructuring of the Company's existing business and the acquired business. The reserves associated with costs to be incurred related to restructuring the Company's existing business are charged to expense while the reserves associated with restructuring costs to be incurred related to the acquired business are recorded as a purchase accounting adjustment and does not effect the operating results of the Company.

Included in the Company's operating results for the year ended September 30, 1998 are restructuring charges of $8.5 million. These charges result from the Company's acquisition of the First Image Businesses as the Company plans to close down Anacomp sites with multiple market presence in certain cities and convert First Image customers to Anacomp equipment. These restructuring activities are expected to be completed during fiscal year 1999. The restructuring charges consist of personnel related costs of $2.7 million, facility closedown costs of $4.8 million, and other costs of $1.0 million. The Company incurred $1.1 million of personnel costs primarily related to severance expenditures and $0.4 million of other administrative costs during the year ended September 30, 1998.

The Company recorded $11.7 million in reserves related to the restructuring of the First Image Businesses as the Company planned to integrate the First Image corporate functions into Anacomp's and also planned to close down certain First Image sites where the Company will have a multiple market presence. These restructuring activities are expected to be completed during fiscal year 1999. The restructuring charges consist of personnel related costs of $4.5 million, facility closedown costs of $3.6 million, and other costs of $3.6 million. The Company incurred $0.1 million of personnel costs primarily related to severance expenditures, $0.2 million in facility costs, and $1.7 million of other administrative costs during the year ended September 30, 1998.

NOTE 9.
SKC AGREEMENT:

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

In connection with the Supply Agreement, SKC also provided the Company with a $25.0 million trade credit facility which was reduced to $15.0 million in fiscal 1997 and further reduced to $5.0 million in fiscal 1998 (secured by up to $5.0 million of products sold to the Company by SKC), all of which is outstanding at September 30, 1998. The trade credit arrangement bears interest at 1.75% over the prime rate of The First National Bank of Boston (10.0% as of September 30, 1998).

In connection with an amendment to the Supply Agreement as of the effective date under the Plan of Reorganization, the Company agreed to certain price increases, retroactive to 1994, and agreed to make the following deferred payments related to the retroactive price increases to SKC (which were accrued in "Other accrued liabilities" in the accompanying Consolidated Balance Sheets): The Company is committed to pay $0.8 million, $0.8 million, and $1.0 million in 1999, 2000, and 2001, respectively which is accrued in "Other accrued liabilities" in the accompanying Consolidated Balance Sheets.

NOTE 10.
COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

                                                                                           September 30,
                                                                                     ---------------------------
        (dollars in thousands)                                                          1998              1997
                                                                                     ---------          --------
        Accounts and Notes Receivable:
        ---------------------------------------------------------------------
        Trade receivables, net of allowance for doubtful accounts
          of $5,299 and $5,501, respectively.................................        $  76,511          $ 53,901
        Other................................................................            2,598             4,727
                                                                                     ---------          --------
                                                                                     $  79,109          $ 58,628
                                                                                     ---------          --------
                                                                                     ---------          --------
        Inventories:
        ---------------------------------------------------------------------
        Finished goods.......................................................        $  14,946          $ 14,887
        Work in process......................................................            3,583             3,299
        Raw materials and supplies...........................................           10,089             7,075
                                                                                     ---------          --------
                                                                                     $  28,618          $ 25,261
                                                                                     ---------          --------
                                                                                     ---------          --------
        Property and equipment:
        ---------------------------------------------------------------------
        Land and buildings...................................................        $   6,377          $  3,286
        Office Furniture.....................................................            6,674             2,765
        Manufacturing equipment and tooling..................................            5,431             4,442
        Field support spare parts............................................            5,077             5,875
        Leasehold improvements...............................................            3,225               645
        Equipment leased to others...........................................            2,552             2,185
        Processing equipment.................................................           32,483            17,122
                                                                                     ---------          --------
                                                                                        61,819            36,320
        Less accumulated depreciation and amortization.......................          (20,070)           (7,257)
                                                                                     ---------          --------
                                                                                     $  41,749          $ 29,063
                                                                                     ---------          --------
                                                                                     ---------          --------

        Excess of Purchase Price Over Net Assets of Businesses Acquired:
        ---------------------------------------------------------------------
        Goodwill.............................................................        $ 134,862          $ 20,673
        Less accumulated amortization........................................          (14,048)           (2,873)
                                                                                     ---------          --------
                                                                                     $ 120,814          $ 17,800
                                                                                     ---------          --------
                                                                                     ---------          --------

        Other Accrued Liabilities:
        ---------------------------------------------------------------------
        Restructuring reserves (see Note 8)..................................        $  16,786          $   ---
        Unfavorable lease commitment related to sale/leaseback transactions..              811             3,755
        EPA reserve..........................................................            3,331             6,779
        Other................................................................           18,871            23,995
                                                                                     ---------          --------
                                                                                     $  39,799          $ 34,529
                                                                                     ---------          --------
                                                                                     ---------          --------

NOTE 11.
LONG-TERM RECEIVABLES:

                                                                                September 30,
        (dollars in thousands)                                              ---------------------
        Long-term receivables:                                                1998          1997
        --------------------------------------------------------------      -------       -------
        Lease contracts receivable....................................      $13,219       $ 8,785
        Other.........................................................        1,424         1,449
                                                                            -------       -------
                                                                             14,643        10,234
        Less current portion..........................................       (5,641)       (3,647)
                                                                            -------       -------
                                                                            $ 9,002       $ 6,587
                                                                            -------       -------
                                                                            -------       -------


Lease contracts receivable result from customer leases of products under agreements which qualify as sales-type leases. Annual future lease payments to be received under sales-type leases are as follows:

                                                                              Year Ended
                            (Dollars in thousands)                           September 30,
                            ------------------------------------------       -------------
                            1999......................................           $6,702
                            2000......................................            4,602
                            2001......................................            2,485
                            2002......................................              816
                            2003......................................              551
                                                                             -------------
                                                                                 15,156
                            Less deferred interest....................           (1,937)
                                                                             -------------
                                                                                $13,219
                                                                             -------------
                                                                             -------------

NOTE 12.
LONG-TERM DEBT:
Long-term debt is comprised of the following:

                                                                               September 30,
                                                                           ----------------------
        (dollars in thousands)                                               1998          1997
        --------------------------------------------------------------     --------      --------
        Senior Secured Revolving Credit Facility......................     $    ---      $    ---
        Multicurrency Revolving Loan..................................          ---         2,439
        Senior Secured Term Loan......................................          ---        55,000
        10 7/8% Senior Subordinated Notes Series B, net of
          unamortized discount of $3.0 and $3.4 million...............      196,989       196,611
        10 7/8% Senior Subordinated Notes Series D, including
          unamortized premium of $5.2 million.........................      140,192           ---
        Other.........................................................        2,855         3,434
                                                                           --------      --------
                                                                            340,036       257,484
        Less current portion..........................................       (1,152)       (9,595)
                                                                           --------      --------
                                                                           $338,884      $247,889
                                                                           --------      --------
                                                                           --------      --------

SENIOR SECURED REVOLVING CREDIT FACILITY

On June 15, 1998, the Company entered into a new $80 million Senior Secured Revolving Credit Facility (the "New Facility") with a syndicate of banks and BankBoston, N.A. ("BankBoston") as agent. Proceeds of the New Facility were used to repay the outstanding balance of the existing $80 million Senior Secured Term Loan and Multi-currency Revolving Loan (the "Old Facility"). The balance of the Old Facility at June 15, 1998, was $53.6 million.

The Company used cash generated from the sale of the DAS Business and DPDS Business combined with cash generated from the Company's operations to repay the outstanding balance under the New Facility. As of September 30, 1998, there were no amounts outstanding under the New Facility. The New Facility is available for loans denominated in U.S. dollars and certain foreign currencies. In addition, up to $15 million of the New Facility is available for letters of credit. Letters of credit outstanding against the New Facility totaled $3.4 million at September 30, 1998. The New Facility terminates on June 15, 2003.

The Company may elect to have loans under the New Facility bear interest at
(a) the Base Rate (as defined below) plus 0-3/4% or (b) the Eurocurrency Rate (as defined below) plus 1-2%. Interest is payable quarterly under the Base Rate loans and payable either quarterly or at the end of the interest period if less than three months under the Eurocurrency Rate loans. The "Base Rate" for any day means the higher of (i) the corporate base rate of interest announced by BankBoston and (ii) the federal funds rate published by the Federal Reserve Bank of New York on the next business day plus 1/2%. The "Eurocurrency Rate" means the Eurodollar Rate or the International Eurocurrency Rate as defined and offered by BankBoston.

The New Facility is secured by virtually all of the Company's assets and 65% of the capital stock of the Company's foreign subsidiaries. Among other restrictions, the New Facility contains certain covenants with respect to the Company relating to limitations on additional debt, limitations on mergers and acquisitions, limitations on liens, minimum EBITDA, interest coverage and leverage ratios.

10 7/8% SENIOR SUBORDINATED NOTES

On June 18, 1998, the Company issued $135 million of additional 10 7/8% Senior Subordinated Notes (the "Series C Notes"). The Series C Notes were sold at 104% of the face amount to yield proceeds of $140.4 million which resulted in a $5.4 million premium to be offset against interest expense over the life of the Series C Notes. The proceeds from the Series C Notes, along with available cash, were used to finance the Acquisition (see Note 7). In August 1998, the Company filed an Exchange Offer Registration Statement with the SEC to exchange the Series C Notes for new Series D Notes registered under the Securities Act.

The 10 7/8% Series B and Series D Senior Subordinated notes ("the Notes") are not redeemable at the option of the Company prior to April 1, 2000. On or after such date and until April 1, 2003, the Notes will be redeemable at the option of the Company in whole or in part at prices ranging from 108.156% to 102.710% plus accrued and unpaid interest. On or after April 1, 2003, the Notes may be redeemable at 100% plus accrued and unpaid interest. Prior to April 1, 2000, the Company may, at its option, use the net cash proceeds of one or more Public Equity Offerings (as defined), to redeem up to 35% of the aggregate principal amount at a redemption price equal to 110.875% plus unpaid interest to the date of redemption, provided that at least $87.75 million of the aggregate principal amount of Notes originally issued remains outstanding after such redemption. Also, upon a Change of Control (as defined), the Company is required to make an offer to purchase the Notes then outstanding at a purchase price equal to 101% plus accrued and unpaid interest. Interest on the Notes is payable semi-annually. The Notes have no sinking fund requirements and are due in full on April 1, 2004.

The Notes are general unsecured obligations of the Company and expressly subordinated in right of payment to all existing and future Senior Indebtedness (as defined) of the Company. The Notes will rank pari passu with any future Senior Subordinated Indebtedness (as defined) and senior to all Subordinated Indebtedness (as defined) of the Company.

The indenture relating to the Notes contains covenants with respect to the Company related to limitations of indebtedness of the Company and restricted subsidiaries, limitations on restricted payments, limitations on distributions from restricted subsidiaries, limitations on sale of assets and restricted subsidiary stock, limitations on liens, a prohibition on layering, limitations on transactions with affiliates, limitations on issuance and sale of capital stock of restricted subsidiaries, limitations of sale/leaseback transactions and limitations on mergers, consolidations or sales of substantially all of the Company's assets.

NOTE 13.
RIGHTS OFFERING:

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

NOTE 14.
CAPITAL STOCK:

PREFERRED STOCK

The Board of Directors of the Company has the ability, at its discretion, to create one or more series of Preferred Stock and shall determine the preferences, limitations, and relative voting and other rights of one or more series of Preferred stock.

WARRANTS

In connection with the Reorganization discussed in Note 2, Anacomp issued 362,694 new warrants to certain creditors and previous common and preferred stockholders. Each new warrant was convertible into one share of new Common Stock at an exercise price of $12.23 per share. In connection with the rights offering discussed in Note 13, each new warrant is now convertible into 1.0566 shares of new Common Stock at an exercise price of $11.57 per share. The new warrants expire on June 3, 2001. At September 30, 1998, 362,015 warrants were outstanding.

NOTE 15.
STOCK PLANS:

On July 22, 1996, the Company's Board of Directors approved the 1996 Restructure Recognition Incentive Plan. Under this plan, effective August 22, 1996, the Company awarded to employees 947,500 stock options to acquire new Common Stock and 99,050 shares of restricted new Common Stock.

With regard to the stock options, the options were granted at an exercise price of $4.63 per share of new Common Stock which will result in approximately $3.2 million of compensation expense over the vesting period of the options based on the market value of the stock at August 22, 1996. 75% of the options vest ratably during the period from June 30, 1997 to June 30, 1999. 25% of the options vest on September 30, 1999, provided certain performance goals have been met; otherwise the options vest on June 30, 2003. The Company recognized $1.0, $1.0, and $0.2 million of compensation expense related to the options issued and the restricted stock award during the fiscal years ended September 30, 1998 and 1997 and for the four months ended September 30, 1996, respectively. The options expire 10 years after the date of the grant.

With regard to the restricted shares of new Common Stock, the shares vested immediately and thus the Company recognized approximately $0.8 million of compensation expense immediately upon granting the award based on the market value of the Company's stock on August 22, 1996. The shares were restricted from sale or transfer by the recipient employees until after September 30, 1997. Effective December 6, 1996, 34,650 shares of restricted stock were returned by employees to the Company.

In April of 1998 the Company awarded 35,000 shares of restricted common stock that were valued at $0.5 million. The Compensation expense related to this award is being amortized to expense over the vesting period. Amortization expense related to this award was $0.3 million for the year ended September 30, 1998.

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

Transactions under the Company's stock option plans are summarized as follows:

                                                                                        Weighted Ave.
                                                                              Shares    Exercise Price
                                                                         -----------    --------------
             OUTSTANDING AT JUNE 1, 1996............................            ----            ----
             Granted................................................         947,500         $  4.63
             OUTSTANDING AT SEPTEMBER 30, 1996......................         947,500            4.63
             Granted................................................         939,205           10.64
             Canceled...............................................        (135,650)           4.86
             Exercised..............................................         (80,000)           5.15
                                                                         -----------
             OUTSTANDING AT SEPTEMBER 30, 1997......................       1,671,055            7.96
             Granted................................................         979,375           14.31
             Canceled...............................................        (335,336)           9.41
             Exercised..............................................        (309,388)           6.17
                                                                         -----------
             OUTSTANDING AS OF SEPTEMBER 30, 1998                          2,005,706           11.36
                                                                         -----------

The following table summarizes all options outstanding and exercisable by price range as of September 30, 1998:

                                                                                        Weighted Ave.
                                       Weighted          Weighted                       Exercise Price
  Number of    Range of Exercise       Average           Average          Options      Of Exercisable
   Options      Price Per Share     Exercise Price    Remaining Life     Exercisable       Options
  ---------    -----------------    --------------    --------------     -----------   ---------------
  610,155       $ 4.63 - $ 8.50         $ 5.32          7.98 Years         230,155         $ 5.05
  913,576       $10.63 - $13.75         $12.72          8.88 Years         188,183         $12.35
  481,975       $14.63 - $22.81         $15.07          9.53 Years           6,709         $14.96
---------
2,005,706
---------


On February 3, 1997, the Company's shareholders approved the Anacomp, Inc. 1997 Qualified Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan allows qualified employees to purchase shares of the Company's Common Stock at the lower of 85% of the fair market value at the date of purchase or 85% of the fair market value on the first day of each quarterly offering period. A maximum of 500,000 shares of Common Stock is available for purchase under the Stock Purchase Plan. As of September 30, 1998, 124,052 shares were issued under the plan.

The Company has reserved approximately 2.9 million shares of Anacomp new Common Stock for the exercise of stock options, exercise of warrants, employee stock purchases and other corporate purposes.

NOTE 16.
PROFORMA EARNINGS PER SHARE - SFAS 123:

The Company accounts for its Stock Option Plans in accordance with APB Opinion No. 25 ("APB 25"), under which compensation expense is recognized only to the extent the exercise price of the option is less than the fair market value of a share of stock at the date of grant. During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensations (SFAS 123), which considers the stock options as compensation expense to the Company, based on their fair value at the date of grant. Under this standard, the Company has the option of accounting for employee stock option plans as it currently does or under the new method. The Company uses the APB 25 method for accounting, but has adopted the disclosure requirements of SFAS 123.

Had compensation costs for these plans been determined based on their fair value on their grant date, the Company's net loss would have been as follows:

                                                                                           Four Months
                                                        Year Ended        Year Ended          Ended
                                                       September 30,     September 30,    September 30,
     (dollar in thousands, except per share data)          1998              1997             1996
                                                       -------------     -------------    -------------
     Net loss as reported..........................         $(67,749)        $(67,811)        $(22,009)
     Pro forma net loss............................          (70,309)         (69,940)         (22,096)
     Pro forma loss per share......................         $  (5.04)        $  (5.21)        $  (2.20)

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model. The weighted average fair value of options granted during 1998, 1997 and 1996, as well as the weighted average assumptions used to determine the fair values are summarized below:

                                                               1998           1997            1996
                                                           ----------      ----------      ----------
       Fair Value of Options Granted...................      $  7.30        $   6.73         $  6.05
       Risk-Free Interest Rate.........................         5.69%           6.22%           6.57%
       Expected Dividend Yield.........................            0%              0%              0%
       Expected Volatility.............................           46%             40%             40%
       Expected Life...................................       5 Years        10 Years        10 Years

NOTE 17.
INCOME TAXES:

The components of income (loss) before income taxes and extraordinary items were:

                                                                                    Predecessor
                                                                                      Company
                                ----------------------------------------------------------------
                                                                    Four Months     Eight Months
                                  Year Ended      Year Ended          Ended           Ended
                                September 30,    September 30,    September 30,      May 31,
(dollars in  thousands)              1998            1997              1996            1996
------------------------------- -------------    ------------     -------------     ------------
United States..................   $(74,549)      $(53,968)         $(21,602)         $112,100
Foreign........................     14,414         12,618             3,993             4,128
                                -------------    ------------     -------------     ------------
                                  $(60,135)      $(41,350)         $(17,609)         $116,228
                                -------------    ------------     -------------     ------------
                                -------------    ------------     -------------     ------------

The components of the consolidated tax provision after utilization of net operating loss carryforwards and the adjustment of tax reserves are summarized below:

                                                                                       Predecessor
                                                                                         Company
                                   ------------------------------------------------------------------
                                                                      Four Months     Eight Months
                                     Year Ended       Year Ended         Ended            Ended
                                   September 30,    September 30,    September 30,       May 31,
(dollars in thousands)                  1998             1997             1996            1996
---------------------------------  --------------- ----------------- --------------- ----------------
Current:
    Federal.........................         ---          $  300         $  600             ---
    Foreign.........................      $5,000           5,400          2,400        $  3,700
    State...........................         400             400            100             ---
                                          ------          ------         ------        --------
                                           5,400           6,100          3,100           3,700
Tax reserve adjustment..............         400           2,800           ----             ---
Non-cash charge in lieu of taxes....         ---             700          1,300          29,000
                                          ------
                                          $5,800          $9,600         $4,400        $ 32,700
                                          ------          ------         ------        --------
                                          ------          ------         ------        --------

The income tax provision is included in the Consolidated Statements of Operations as follows:

                                                                                             Predecessor
                                                                                               Company
                                          ------------------------------------------------------------------
                                                                               Four Months      Eight Months
                                            Year Ended        Year Ended          Ended            Ended
                                           September 30,    September 30,     September 30,       May 31,
(dollars in thousands)                         1998              1997             1996              1996
----------------------------------------  --------------- ----------------- --------------- ----------------
Provision for income taxes
  before extraordinary items ............     $ 6,500         $ 15,500         $ 4,400          $ 3,700
Extraordinary gain on discharge
  of indebtedness .......................         ---              ---             ---           29,000
Extraordinary loss extinguishment
  of indebtedness .......................        (700)          (5,900)            ---              ---
                                              -------         --------         -------          -------
                                              $ 5,800         $  9,600         $ 4,400          $32,700
                                              -------         --------         -------          -------
                                              -------         --------         -------          -------

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

The following is a reconciliation of income taxes calculated at the United States federal statutory rate to the provision for income taxes:

                                                                                            Four Months       Eight Months
                                                           Year Ended        Year Ended         Ended             Ended
                                                          September 30,     September 30,    September 30,        May 31,
(dollars in thousands)                                        1998             1997              1996             1996
--------------------------------------------------------  -------------     -------------   --------------    ------------
Provision (benefit) for income taxes at U.S.
  statutory rate.........................................   $(21,047)         $(14,203)         $(6,200)         $ 40,700
Non taxable reorganization
income...................................................        ---              ----             ----           (43,700)
Nondeductible amortization and write-off of
  Intangible assets......................................     27,038            24,359            8,300             2,500
State and foreign income taxes...........................        309             2,677            1,200             2,300
Tax reserve adjustment...................................        400             2,800             ----              ----
Tax effect of pre-reorganization loss not
  Available due to ownership change .....................       ----              ----             ----             2,100
Alternative minimum tax..................................       ----               400            1,000              ----
Other....................................................       (200)             (533)             100              (200)
                                                            --------          --------          -------          --------
                                                            $  6,500          $ 15,500          $ 4,400          $  3,700
                                                            --------          --------          -------          --------
                                                            --------          --------          -------          --------

The components of deferred tax assets and liabilities are as follows:


(dollars in thousands)                                                          September 30,
                                                                     ---------------------------
Net Deferred Tax Asset:                                                  1998            1997
-------------------------------------------------------------------  ------------     ----------
Tax effects of future temporary differences related to:
    Inventory reserves ............................................  $  5,000           $  9,300
    Reserves ......................................................     6,500              4,700
    Depreciation and amortization .................................     3,500              1,900
    Other .........................................................     2,300              3,900
                                                                     --------           --------
Net tax effects of future differences .............................    17,300             19,800
                                                                     --------           --------
Tax effects of carryforward benefits:
    Federal net operating loss carryforwards ......................    62,000             59,900
    Federal general business tax credits ..........................     1,100              3,200
    Foreign tax credits ...........................................     3,000              3,000
                                                                     --------           --------
Tax effects of carryforwards ......................................    66,100             66,100
                                                                     --------           --------
Tax effects of future taxable differences and carryforwards .......    83,400             85,900
Less deferred tax asset valuation allowance .......................   (83,400)           (85,900)
                                                                     --------           --------
Net deferred tax asset ............................................  $  ---             $  ---
                                                                     --------           --------

At September 30, 1998, the Company has NOLs of approximately $155.1 million available to offset future U.S. taxable income. This amount will increase to $198.3 million as certain temporary differences reverse in future periods. Usage of these NOLs by the Company is limited to approximately $4 million annually. However, the Company may authorize the use of other tax planning techniques to utilize a portion of the remaining NOLs before they expire. In any event, the Company expects that substantial amounts of the NOLs will expire unused.

The Company has tax credit carryforwards of approximately $4.1 million. These tax credits are principally foreign tax credit carryforwards resulting from the repatriation of a portion of the Company's foreign subsidiaries' accumulated earnings and profits included in U.S. taxable income in 1996. The Company expects that these credits will expire unused.

The tax benefits of pre-reorganization net deferred tax assets will be reported first as a reduction of "Reorganization value in excess of identifiable assets" and then as a credit to equity. Effective with the beginning of the year ended September 30, 1998, the Company intends to permanently reinvest the earnings of its foreign subsidiaries, exclusive of those foreign subsidiaries in Brazil, Canada and Japan. For those foreign subsidiaries in Brazil, Canada, and Japan, the Company will continue to remit and record applicable U.S. income and withholding tax expense on their earnings. As of September 30, 1998, the Company has approximately $13.0 million in undistributed earnings from those foreign subsidiaries that the Company intends to permanently reinvest. These tax benefits will not reduce income tax expense for financial reporting purposes.

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

                                                                 Year Ended
                                                                September 30,
                                                              ----------------
          (dollars in thousands)
          1999............................................           $15,742
          2000............................................            10,949
          2001............................................             7,232
          2002............................................             6,959
          2003............................................             3,810
          Thereafter......................................            15,470
                                                                     -------
                                                                     $60,162
                                                                     -------

The total of future minimum rentals to be received under noncancelable subleases related to the above leases is $2.5 million. The Company's rent and lease expense was $18.4 million, $16.6 million, and $19.9 million for the years ended September 30, 1998, 1997, and 1996, respectively.

Xidex Corporation, a predecessor company of Anacomp, was designated by the United States Environmental Protection Agency ("EPA") as a potentially responsible party for investigatory and cleanup costs incurred by state and federal authorities involving locations included on a list of EPA's priority sites for investigation and remedial action under the federal Comprehensive Environmental Response, Compensation, and Liability Act. The EPA reserve, disclosed in Note 10, relates to its estimated liability for cleanup costs for the aforementioned locations and other sites. No material losses are expected in excess of the liability recorded.

On August 29, 1997, Access Solutions International, Inc. ("ASI") filed a complaint for patent infringement in the U.S. District Court, District of Rhode Island, against Data/Ware Development, Inc. ("Data/Ware"), of which Anacomp is the successor by merger, and Eastman Kodak Company ("Kodak"). The complaint seeks injunctive relief and unspecified damages, including attorney's fees, for alleged infringement by Data/Ware and Kodak of ASI's United States Letters Patent No. 4,775,969 for "Optical Disk Storage Format, Method and Apparatus for Emulating a Magnetic Tape Drive" and No. 5,034,914 for "Optical Disk Storage Method and Apparatus with Buffered Interface." The Company has assumed the defense of this matter on behalf of both Data/Ware and Kodak. Discovery in this matter continues, with any trial to occur after the middle of calendar year 1999. Although there can be no assurance as to the eventual outcome of this matter, the Company believes that it has numerous meritorious defenses which it intends to pursue vigorously.

Anacomp also is involved in various claims and lawsuits incidental to its business and management believes that the outcome of any of those matters will not have a material adverse effect on its consolidated financial position or results of operations.

NOTE 19.
INTERNATIONAL OPERATIONS:

Anacomp's international operations are conducted principally through subsidiaries, a substantial portion of whose operations are located in Western Europe. Total International sales includes sales by subsidiaries and through distributors. Information as to U.S. and international operations for the years ended September 30, 1998 and 1997, the four months ended September 30, 1996 and the eight months ended May 31, 1996 is as follows (dollars in thousands):


YEAR ENDED SEPTEMBER 30, 1998 - REORGANIZED COMPANY

                                                               U.S.          International          Elimination       Consolidated
                                                           ---------         -------------          -----------       ------------
     Customer sales ...................................    $ 330,122           $ 168,895            $    ---           $ 499,017
     Inter-geographic .................................       21,493                 ---             (21,493)                ---
                                                           ---------           ---------             -------           ---------
     Total sales ......................................      351,615             168,895             (21,493)            499,017
                                                           ---------           ---------             -------           ---------
                                                           ---------           ---------             -------           ---------
     Operating income (loss) ..........................      (45,796)             18,437                 ---             (27,359)
                                                           ---------           ---------             -------           ---------
                                                           ---------           ---------             -------           ---------
     Identifiable assets ..............................    $ 360,983           $  60,170            $    ---           $ 421,153
                                                           ---------           ---------             -------           ---------
                                                           ---------           ---------             -------           ---------

YEAR ENDED SEPTEMBER 30, 1997 - REORGANIZED COMPANY

                                                               U.S.          International          Elimination       Consolidated
                                                           ---------         -------------          -----------       ------------
     Customer sales ...................................    $ 300,149           $ 162,361            $    ---           $ 462,510
     Inter-geographic .................................       20,366                ----             (20,366)               ----
                                                           ---------           ---------             -------           ---------
     Total sales ......................................      320,515             162,361             (20,366)            462,510
                                                           ---------           ---------             -------           ---------
                                                           ---------           ---------             -------           ---------
     Operating income (loss) ..........................      (29,169)             20,654                 ---              (8,515)
                                                           ---------           ---------             -------           ---------
                                                           ---------           ---------             -------           ---------
     Identifiable assets ..............................    $ 346,487           $  45,464            $    ---           $ 391,951
                                                           ---------           ---------             -------           ---------
                                                           ---------           ---------             -------           ---------

FOUR MONTHS ENDED SEPTEMBER 30, 1996 - REORGANIZED COMPANY

                                                               U.S.          International          Elimination       Consolidated
                                                           ---------         -------------          -----------       ------------
     Customer sales ...................................    $ 102,733           $  48,809            $    ---           $ 151,542
     Inter-geographic .................................        4,449                 ---              (4,449)               ----
                                                           ---------           ---------             -------           ---------
     Total sales ......................................      107,182              48,809              (4,449)            151,542
                                                           ---------           ---------             -------           ---------
                                                           ---------           ---------             -------           ---------
     Operating income(loss) ...........................      (12,401)              6,637                 ---              (5,764)
                                                           ---------           ---------             -------           ---------
                                                           ---------           ---------             -------           ---------
     Identifiable assets ..............................    $ 390,088           $  45,333            $    ---           $ 435,421
                                                           ---------           ---------             -------           ---------
                                                           ---------           ---------             -------           ---------

EIGHT MONTHS ENDED MAY 31, 1996 - PREDECESSOR COMPANY

                                                               U.S.          International          Elimination       Consolidated
                                                           ---------         -------------          -----------       ------------
     Customer sales ...................................    $ 227,742           $ 106,856            $    ---           $ 334,598
     Inter-geographic .................................       12,592                ----             (12,592)                ---
                                                           ---------           ---------             -------           ---------
     Total sales ......................................      240,334             106,856             (12,592)            334,598
                                                           ---------           ---------             -------           ---------
                                                           ---------           ---------             -------           ---------
     Operating income (loss) ..........................    $  34,990           $   6,615            $    ---           $  41,605
                                                           ---------           ---------             -------           ---------
                                                           ---------           ---------             -------           ---------

NOTE 20.
QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                             First       Second        Third         Fourth
      (dollars in thousands, except per share amounts)      Quarter      Quarter       Quarter       Quarter
                                                           ---------    ---------     ---------     ---------
     FISCAL 1998
     Revenues .........................................    $ 117,814    $ 117,593     $ 121,021     $ 142,589
     Gross margin .....................................       39,085       39,329        40,175        47,801
     Loss before extraordinary loss ...................      (15,368)     (15,855)      (21,749)      (13,663)
     Extraordinary loss on extinguishment of debt .....          ---          ---        (1,857)          743
                                                           ---------    ---------     ---------     ---------
     Net loss .........................................    $ (15,368)   $ (15,855)    $ (23,606)    $ (12,920)
                                                           ---------    ---------     ---------     ---------
                                                           ---------    ---------     ---------     ---------
     Loss before extraordinary item ...................    $   (1.11)   $   (1.14)    $   (1.55)    $   (0.96)
     Extraordinary loss on extinguishment of debt .....          ---          ---         (0.13)         0.05
                                                           ---------    ---------     ---------     ---------
     Basic net loss per share .........................    $   (1.11)   $   (1.14)    $   (1.68)    $   (0.91)
                                                           ---------    ---------     ---------     ---------
                                                           ---------    ---------     ---------     ---------

                                                             First       Second        Third         Fourth
                                                            Quarter      Quarter       Quarter       Quarter
                                                           ---------    ---------     ---------     ---------
     FISCAL 1997
     Revenues .........................................    $ 116,453    $ 114,520     $ 114,041     $ 117,496
     Gross margin .....................................       41,414       38,801        37,782        39,999
     Loss before extraordinary loss ...................      (12,914)     (14,566)      (14,856)      (14,514)
     Extraordinary loss on extinguishment of debt .....          ---      (12,536)          875           700
                                                           ---------    ---------     ---------     ---------
     Net loss .........................................    $ (12,914)   $ (27,102)    $ (13,981)    $ (13,814)
                                                           ---------    ---------     ---------     ---------
                                                           ---------    ---------     ---------     ---------
     Loss per share before extraordinary item .........    $   (1.01)   $   (1.06)    $   (1.08)    $   (1.05)
     Extraordinary loss on extinguishment of debt .....          ---        (0.92)         0.06          0.05
                                                           ---------    ---------     ---------     ---------
     Basic net loss per share .........................    $   (1.01)   $   (1.98)    $   (1.02)    $   (1.00)
                                                           ---------    ---------     ---------     ---------
                                                           ---------    ---------     ---------     ---------

NOTE 21.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES:

The following is a summary of activity in the Company's valuation and qualifying accounts and reserves for the years ended September 30, 1998 and 1997 and for the periods ended September 30, 1996 and May 31, 1996:

                                                     Balance at    Charged to                                 Balance at
                                                     beginning     costs and                                   end of
                                                     of period      expenses     Deductions      Other         period
                                                     ----------    -----------   ----------      -----       -----------
     (dollars in thousands, except per share amounts)
     REORGANIZED COMPANY:

     YEAR ENDED SEPTEMBER 30, 1998
     Allowance for doubtful accounts................    $ 5,501         277           479           ---       $ 5,299
                                                        -------       -----         -----        ------       -------
                                                        -------       -----         -----        ------       -------
     Restructuring reserves (a).....................    $   ---       8,494         3,422        11,714       $16,786
                                                        -------       -----         -----        ------       -------
                                                        -------       -----         -----        ------       -------
     YEAR ENDED SEPTEMBER 30, 1997
     Allowance for doubtful accounts................    $ 6,768        (341)          926           ---       $ 5,501
                                                        -------       -----         -----        ------       -------
                                                        -------       -----         -----        ------       -------
     FOUR MONTHS ENDED SEPTEMBER 30, 1996
     Allowance for doubtful accounts................    $ 7,464         388         1,084           ---       $ 6,768
                                                        -------       -----         -----        ------       -------
                                                        -------       -----         -----        ------       -------
     PREDECESSOR COMPANY:

     EIGHT MONTHS ENDED MAY 31, 1996
     Allowance for doubtful accounts................    $ 7,367         253           156           ---       $ 7,464
                                                        -------       -----         -----        ------       -------
                                                        -------       -----         -----        ------       -------

         (a) Other additions include restructuring liabilities recorded in connection with the First Image acquisition. See Note 8.

EXHIBIT INDEX

EXHIBIT NUMBER

(10) MATERIAL CONTRACTS.

(21) SUBSIDIARIES OF THE REGISTRANT.

(23) CONSENT OF ARTHUR ANDERSEN, LLP.

(27) FINANCIAL DATA SCHEDULE (REQUIRED FOR ELECTRONIC FILING ONLY).