Form 10-Q
period 1999-02-10
ANACOMP INC
filed 1999-02-11
CIK 6260

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q


      (Mark One)
      [ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                  or

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ____________ TO____________


                    Commission File Number: 1-8328


                             Anacomp, Inc.
        (Exact name of registrant as specified in its charter)


      Indiana                                         33-1144230
(State or other jurisdiction of                    (I.R.S.Employer
incorporation or organization)                    Identification No.)



           12365 Crosthwaite Circle, Poway, California 92064
                            (619) 679-9797
  (Address, including zip code, and telephone number, including area code, of principal executive offices)



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

      As of January 31, 1999, the number of outstanding shares of the registrant's common stock, $.01 par value per share, was 14,285,541.

                    ANACOMP, INC. AND SUBSIDIARIES
                                 INDEX



  PART I.    FINANCIAL INFORMATION                                 Page
  Item 1.    Financial Statements:

                Condensed Consolidated Balance Sheet at
                   December 31, 1998 and September 30, 1998....     2

                Condensed Consolidated Statements of Operations
                   Three Months Ended December 31, 1998 and 1997    3

                Condensed Consolidated Statements of Cash Flows
                   Three Months Ended December 31, 1998 and 1997    4

                Condensed Consolidated Statements of
                   Stockholders' Equity (Deficit) Three Months
                   Ended December 31, 1998.....................     5

                Condensed Consolidated Statements of
                   Comprehensive Income (Loss) Three Months
                   Ended December 31, 1998 and 1997............     5

                Notes to Condensed Consolidated Financial
                Statements.....................................     6

             Management's Discussion and Analysis of Financial
  Item 2.          Condition and Results of Operations.......       9


             Quantitative and Qualitative Disclosures About
  Item 3.    Market Risk.....................................       13


  PART II.   OTHER INFORMATION

  Item 1.    Legal Proceedings...............................       14

  Item 2.    Changes in Securities and Use of Proceeds.......       14

  Item 6.    Exhibits and Reports on Form 8-K................       14

  SIGNATURES..................................................      15

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS



                                                 December 31,   September 30,
(in thousands)                                       1998           1998
                                                 -------------- --------------
Assets                                           (Unaudited)

Current assets:
   Cash and cash equivalents                          $8,689        $17,721
   Restricted cash                                       902          4,285
   Accounts and notes receivable, net                 73,293         79,109
   Current portion of long-term receivables, net       5,516          5,641
   Inventories                                        31,372         28,618
   Prepaid expenses and other                         10,873         10,321
                                                 -------------- --------------
Total current assets                                 130,645        145,695

Property and equipment, net                           47,496         41,749
Long-term receivables, net of current portion          8,508          9,002
Excess of purchase price over net assets of
   businesses acquired
   and other intangibles, net                        119,340        120,814
Reorganization value in excess of identifiable
   assets, net                                        67,629         88,230
Other assets                                          14,963         15,663
                                                 -------------- --------------
                                                    $388,581       $421,153

                                                 ============== ==============
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Current portion of long-term debt                  $1,145         $1,152
   Accounts payable                                   27,405         36,464
   Accrued compensation, benefits and
     withholdings                                     16,261         18,372
   Accrued income taxes                               16,291         15,197
   Accrued interest                                   12,209         18,158
   Other accrued liabilities                          38,759         40,418
                                                 -------------- --------------
Total current liabilities                            112,070        129,761
                                                 -------------- --------------

Long-term debt, net of current portion               338,744        338,884
                                                 -------------- --------------

Stockholders' equity (deficit):
   Preferred stock                                      ----           ----
   Common stock                                          143            143
   Capital in excess of par value                    109,599        109,486
   Cumulative translation adjustment (from May
     31, 1996)                                           106            447
   Accumulated deficit (from May 31, 1996)          (172,081)      (157,568)
                                                 -------------- --------------
Total stockholders' equity (deficit)                 (62,233)       (47,492)
                                                 -------------- --------------
                                                    $388,581       $421,153
-------------------------------------------------============== ==============


   See the notes to the condensed consolidated financial statements

                    ANACOMP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                      Three Months Ended
                                                         December 31,
(in thousands, except per share amounts)              1998          1997
-------------------------------------------------  ------------  ------------
Revenues:
   Services provided                                  $75,485       $48,507
   Equipment and supply sales                          63,462        69,307
                                                   ------------  ------------
                                                      138,947       117,814
                                                   ------------  ------------
Operating costs and expenses:
   Costs of services provided                          45,598        27,199
   Costs of equipment and supplies sold                45,748        51,071
   Selling, general and administrative expenses        26,214        23,861
   Amortization of reorganization asset                18,890        18,745
   Amortization of intangible assets                    4,495         2,600
                                                   ------------  ------------
                                                      140,945       123,476
                                                   ------------  ------------

Loss from operations                                   (1,998)       (5,662)
                                                   ------------  ------------

Other income (expense):
   Interest income                                        388           785
   Interest expense and fee amortization               (9,961)       (7,921)
   Other                                                  229          (170)
                                                   ------------  ------------
                                                       (9,344)       (7,306)
                                                   ------------  ------------
Loss before income taxes                              (11,342)      (12,968)
Provision for income taxes                              3,171         2,400
                                                   ------------  ------------
Net loss                                             $(14,513)     $(15,368)
                                                   ============  ============


Basic net loss per share                               $(1.02)       $(1.11)
                                                   ============  ============

Shares used in computing basic net loss per
   share                                               14,267        13,814
                                                   ============  ============
















   See the notes to the condensed consolidated financial statements

                    ANACOMP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)



                                                      Three Months Ended
                                                         December 31,
                                                  ---------------------------
(in thousands)                                        1998          1997
                                                  ------------- -------------
Cash flows from operating activities:
Net loss                                            $(14,513)     $(15,368)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization                         28,800        24,993
Non-cash compensation                                    286           251
Non-cash charge in lieu of taxes                       1,711         1,460
Restricted cash requirements                           3,383         2,881
Change in assets and liabilities net of effects
from acquisitions:
Decrease (increase) in accounts and long-term
receivables                                            5,664        (2,774)
Decrease (increase) in inventories and prepaid
expenses                                              (2,843)          247
Increase in other assets                                (442)         (207)
Decrease in accounts payable and accrued
expenses                                             (18,493)      (17,637)
Decrease in other noncurrent liabilities                  (9)         (338)
                                                  ------------- -------------
Net cash provided by (used in) operating
activities                                             3,544        (6,492)
                                                  ------------- -------------
Cash flows from investing activities:
Purchases of property, plant and equipment            (9,001)       (2,331)
Payments to acquire companies and customer
rights                                                (3,821)      (13,020)
                                                  ------------- -------------
Net cash used in investing activities                (12,822)      (15,351)
                                                  ------------- -------------
Cash flows from financing activities:
Proceeds from the exercise of options and
warrants                                                 113           421
Principal payments on long-term debt                    (115)       (3,951)
                                                  ------------- -------------
Net cash used in financing activities                     (2)       (3,530)
                                                  ------------- -------------
Effect of exchange rate changes on cash                  248          (778)
                                                  ------------- -------------
Decrease in cash and cash equivalents                 (9,032)      (26,151)
Cash and cash equivalents at beginning of period      17,721        58,060
                                                  ------------- -------------
Cash and cash equivalents at end of period            $8,689       $31,909
                                                  ============= =============


Supplemental Information:
Cash paid for interest                               $15,403       $12,834
                                                  ============= =============
Cash paid for income taxes                              $667        $1,090
                                                  ============= =============
Assets acquired by assuming liabilities                  $--          $702
                                                  ============= =============




   See the notes to the condensed consolidated financial statements

                    ANACOMP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                           EQUITY (DEFICIT)
                              (Unaudited)

                                   Cap. in
                                   excess of     Cum.
                           Common   par      Translation   Accum.
(in thousands)              Stock    value       adj.      Deficit    Total
                           ----------------------------------------------------
Balance at September 30,
1998                         $143   $109,486    $447      $(157,568)$(47,492)
Common stock issued for
the exercise of options
and warrants                 ----        113    ----           ----      113
Cumulative translation
adjustment                   ----       ----    (341)          ----     (341)
Net loss for three months    ----       ----    ----        (14,513) (14,513)
                           ----------------------------------------------------
Balance at December 31,
1998                         $143   $109,599    $106      $(172,081)$(62,233)
                           ====================================================










                    ANACOMP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                             INCOME (LOSS)
                              (Unaudited)

                                            Three Months Ended
                                               December 31,
                                        ---------------------------
     (in thousands)                         1998          1997
                                        ------------- -------------
     Net loss                             $(14,513)     $(15,368)

     Translation adjustment                   (341)         (607)
                                        ------------- -------------
     Comprehensive loss                   $(14,854)     $(15,975)
                                        ============= =============

















   See the notes to the condensed consolidated financial statements

                    ANACOMP, INC. AND SUBSIDIARIES
       NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Anacomp, Inc. ("Anacomp" or the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements, except for the balance sheet as of September 30, 1998, have not been audited but, in the opinion of the Company's management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended September 30, 1998, included in the Company's 1998 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

Note 2.  Management Estimates and Assumptions

The Company's preparation of the accompanying condensed consolidated financial statements in conformity with generally accepted accounting principles requires its management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current available information and actual results could differ from those estimates.

Note 3.  Reorganization Asset

As of May 31, 1996, the Company adopted Fresh Start Reporting which resulted in material changes to the consolidated balance sheet, including valuation of assets, intangible assets and liabilities at fair market value and valuation of equity based on the appraised reorganization value of the ongoing business. The net result of the valuation of identifiable assets, the recognition of liabilities at fair market value and the valuation of equity was the Company recognizing an asset "Reorganization value in excess of identifiable assets" ("Reorganization Asset") totaling $267.5 million as of May 31, 1996. The Reorganization Asset was $67.6 million, net of accumulated amortization, at December 31, 1998. This asset is being amortized over a 3.5 year period beginning May 31, 1996 and will be fully amortized by November 30, 1999.

On a pro forma basis, excluding the Reorganization Asset amortization of $18.9 million and $18.7 million, the Company would have reported net income of $4.4 million and $3.4 million, basic net income per share of $.31 and $.24 and diluted net income per share of $.29 and $.23 for the three months ended December 31, 1998 and 1997, respectively.

Note 4.  Comprehensive Income

The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 130 - Reporting Comprehensive Income effective October 1, 1998. This statement requires the presentation of comprehensive income, as defined, as part of the basic financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.










Note 5.  First Image Acquisition

Effective June 1, 1998, the Company completed its acquisition (the "Acquisition") of assets constituting substantially all of the business and operations (the "First Image Businesses") of First Image Management Company ("First Image"), a division of First Financial Management Corporation ("FFMC"), a wholly owned subsidiary of First Data Corporation ("FDC"). The Company also assumed substantially all of the ongoing liabilities of the First Image Businesses. The purchase price paid by the Company to FFMC was $150.0 million, although a post-closing adjustment resulted in FFMC returning to the Company $4.4 million to reflect a shortfall in the agreed-upon working capital for the First Image Businesses. The Acquisition was accounted for as a purchase, and the excess of the purchase price over the estimated fair value of net assets acquired ("goodwill") approximated $100.0 million, which is being amortized over a 15-year period on a straight-line basis.

The First Image Businesses included (i) image access services, primarily Computer Output to Microfilm ("COM") and Compact Disc ("CD") services (the "IAS Business"), (ii) document print and distribution services such as laser print and mail and demand publishing services (the "DPDS Business") and (iii) document acquisition services such as health care and insurance claims entry and data capture services (the "DAS Business"). The Company sold the DPDS Business and the DAS Business during the three-month period ended September 30, 1998. The Company retained and continues to operate the IAS Business whose revenues and earnings are included in the Company's results of operations for the three months ended December 31, 1998.

Note 6.  Inventories

                                                     Three Months Ended
                                                        December 31,
                                                  -------------------------
                                                      1998        1997
                                                  -------------------------
  Finished goods                                     $18,374      $14,946

  Work in process                                      3,212        3,583

  Raw materials and supplies                           9,786       10,089
                                                  -------------------------
                                                     $31,372      $28,618
                                                  =========================

Note 7.  Income Taxes

The Company's amortization of the Reorganization Asset is not deductible for income tax purposes. Accordingly, the Company incurs income tax expense even though it reports a pre-tax loss due to such amortization.

For the three months ended December 31, 1998 and 1997, income tax expense is reported for the Company based upon the estimated effective tax rates. For the three months ended December 31, 1998 and 1997, the effective tax rate utilized was 42% of pretax income before amortization of the Reorganization Asset. For the three months ended December 31, 1998 and 1997, the limited tax benefit of the U.S. Federal net operating loss carryforwards ("NOL") of the Company resulted in a reduction of $1.7 million and $1.5 million, respectively, in the Company's Reorganization Asset and did not reduce income tax expense.

Note 8.  Loss Per Share:

Basic earnings per share is computed based upon the weighted average number of shares of the Company's common stock outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of shares of common stock outstanding and dilutive common stock equivalents during the period. Common stock equivalents include options granted under the Company's stock option plans using the treasury stock method and shares of common stock expected to be issued under the Company's employee stock purchase plan. Common stock equivalents were not used to calculate diluted earnings per share because of their anti-dilutive effect. There are no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented.



Note 9.  Acquisitions

During the three months ended December 31, 1998, the Company acquired the customer bases and other specified assets of four businesses. Total consideration paid at closing was $3.6 million, of which approximately $1.2 million was assigned to excess of purchase price over the net assets acquired. The provisions of one of the acquisition agreements includes contingent cash payments of up to $536,000, based upon the transfer of additional customer contracts through March 31, 2000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions;
industry trends; industry capacity; competition; raw materials costs and availability; currency fluctuations; the loss of any significant customers or suppliers; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; changes in, or the failure or inability to comply with, government regulation; and other factors referenced in this report. These forward-looking statements speak only as of the date of this report.

Pro Forma Statements of Operations

      As of May 31, 1996, the Company adopted Fresh Start Reporting which resulted in material changes to the consolidated balance sheet. The net result of the valuation of identifiable assets, the recognition of liabilities at fair market value and the valuation of equity was the Company recognizing an asset "Reorganization value in excess of identifiable assets" ("Reorganization Asset") totaling $267.5 million as of May 31, 1996. This asset is being amortized over a
3.5 year period beginning May 31, 1996 and will be fully amortized by November 30, 1999.

      To facilitate a better understanding of the Company's operating performance after the Reorganization Asset is fully amortized, pro forma condensed consolidated statements of operations for the three months ended December 31, 1998 and 1997 have been presented below. The only difference from the Company's reported results is a pro forma adjustment to exclude the amortization of the Reorganization Asset of $18.9 million and $18.7 million in 1998 and 1997, respectively.

 PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                       Three Months Ended December 31,
(in thousands, except per share
amounts)                                   1998               1997
                                     -------------------------------------
Revenues                               $138,947  100.0%  $117,814  100.0%
                                     ------------      ------------

Cost of sales                            91,346  65.7%     78,270   66.4%
Selling, general and administrative
   expenses                              26,214  18.9%     23,861   20.3%
Amortization of intangible assets         4,495   3.2%      2,600    2.2%
                                     ------------      ------------
Total operating costs and expenses      122,055  87.8%    104,731   88.9%
                                     ------------      ------------

Income from operations                   16,892  12.2%     13,083   11.1%
Interest expense and other               (9,344)  6.7%     (7,306)   6.2%
                                     ------------      ------------
Income before income taxes                7,548   5.5%      5,777    4.9%
Provision for income taxes                3,171   2.3%      2,400    2.0%
                                     ------------      ------------
Net income                               $4,377   3.2%     $3,377    2.9%
                                     ============      ============

Basic net income per share                 $.31              $.24
                                     ============      ============
Diluted net income per share               $.29              $.23
                                     ============      ============
Shares used in computing basic net
   income per share                    14,267            13,814
                                     ============      ============
Shares used in computing diluted
   net income per share                15,216            14,760
                                     ============      ============

Results of Operations

General

      Anacomp reported a net loss of $14.5 million for the three months ended December 31, 1998, compared to a net loss of $15.4 million for the three months ended December 31, 1997. The net losses include non-cash amortization of the Company's Reorganization Asset of $18.9 and $18.7 million for the periods ended December 31, 1998 and 1997, respectively.

      Earnings before interest, other income, taxes, depreciation and amortization ("EBITDA") was $26.8 million, or 19.3% of revenues for the three months ended December 31, 1998. This compares to EBITDA of $19.1 million, or 16.2% of revenues for the three months ended December 31, 1997.

Three  Months Ended  December 31, 1998 vs. Three Months Ended  December
31, 1997

      Revenues. The Company's revenues increased 17.9% from $117.8 million for the three months ended December 31, 1997, to $138.9 million for the three months ended December 31, 1998. The Company experienced increased revenues of $27.0 million in its Outsource Services business line, while experiencing decreased revenues of $3.7 million in its Micrographic Supplies product line.

      The $27.0 million increase in Outsource Service revenues was primarily due to the June 1, 1998 acquisition of First Image Management Company ("First Image") and the inclusion of its operating results for the three months ending December 31, 1998. Digital service revenues also increased significantly with quarterly revenues now exceeding $7 million.

      The $3.7 million decrease in Micrographics Supplies revenues was the result of the Company's discontinuance of the sale of duplicate microfilm to the reseller market, as well as declining sales of original COM microfilm and duplicate microfilm, which is consistent with long-term trends.

      Gross Margins. The Company's gross margins increased 20.4% from $39.5 million (33.6% of revenues) for the three months ended December 31, 1997, to $47.6 million (34.3% of revenues) for the three months ended December 31, 1998. Gross margins, as a percentage of revenue, remained relatively consistent in total. Services margins, as a percentage of revenue, decreased 4.3 percentage points from 1997 to 1998 principally because of decreases in average selling prices for Outsource Service business and of costs incurred for the consolidation of First Image data centers. Equipment and supplies margins, as a percentage of revenue, increased 1.6 percentage points from 1997 to 1998 primarily due to product mix in the Micrographic Supplies and Magnetic Media businesses.

      Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses increased 9.9% from $23.9 million (20.3% of revenues) for the three months ended December 31, 1997 to $26.2 million (18.9% of revenues) for the three months ended December 31, 1998. This increase is primarily due to the increased expenses associated with the First Image acquisition.

      Amortization of intangible assets. Amortization of intangible assets increased 72.9% from $2.6 million (2.2% of revenues) for the three months ended December 31, 1997, to $4.5 million (3.2% of revenues) for the three months ended December 31, 1998. This increase is primarily due to the amortization of goodwill associated with the First Image acquisition.

      Interest Expense. Interest expense increased 25.8% from $7.9 million for the three months ended December 31, 1997 to $10.0 million for the three months ended December 31, 1998. This increase was the result of additional borrowings used to finance the acquisition of First Image.

      Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 1998 includes $1.5 million on earnings of the Company's domestic operations and $1.7 million on earnings from the Company's foreign subsidiaries. The Company's effective tax rate remained at 42% of taxable income for both periods presented. See Note 7 to the accompanying Condensed Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

      Anacomp's working capital at December 31, 1998, excluding the current portion of long-term debt was $19.7 million, compared to $17.1 million at September 30, 1998. Net cash provided by operating activities was $3.5 million for the three months ended December 31, 1998, compared to a use of $6.5 million in the comparable prior period. The current period benefited from an increase in depreciation and amortization of approximately $3.8 million, which was primarily the result of increased goodwill and depreciable assets from the First Image acquisition. The current period also benefited from a $5.7 million reduction in accounts and long-term receivables, which was offset by a $2.8 million increase in inventories and prepaid expenses.

      Net cash used in investing activities was $12.8 million in the current period, compared to $15.3 million in the comparable prior period. This decrease was the result of the decline in capital used to acquire companies and customer rights which was offset by an increase in capital expenditures which were primarily used to integrate the First Image businesses.

      Net cash used in financing activities decreased approximately $3.5 million during the three months ended December 31, 1998 with respect to the same period in the prior year. This decrease was principally the result of $4.0 million in payments on the Company's senior debt obligations during the three months ended December 31, 1997. No payments were made on the Company's senior debt obligations for the three months ended December 31, 1998.

      The Company's cash balance (including restricted cash) as of December 31, 1998 was $9.6 million, compared to $22.0 million at September 30, 1998. The Company also has available an $80 million revolving credit facility. There were no amounts outstanding under the revolving credit facility as of December 31, 1998.

      The Company has significant debt service obligations. As of December 31, 1998, the Company had $335 million of 10-7/8% Senior Subordinated Notes outstanding. Interest on these notes is payable semi-annually and the notes are due in April 2004. The ability of the Company to meet its debt service and other obligations will depend upon its future performance and is subject to financial, economic and other factors, some of which are beyond its control. However, the Company believes that cash on hand and cash generated from operations and cash available under the revolving credit facility will be sufficient to fund its debt service requirements, acquisition strategies and working capital requirements in the foreseeable future.

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

      State of Readiness. Anacomp's overall state of readiness can be assessed by describing its specific readiness in four key areas, namely its products and services, its vendors' and suppliers' products and services, its internal systems, and its products in development.

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

      The implementation phase of the Company's year 2000 project depends upon the response of the Company's customers who may require upgrades or migration paths. Anacomp is in the process of communicating with identified customers and has no reason to believe that all customers who require upgrades or migration will not receive them. To this end, Anacomp has offered financial incentives to encourage early responses and avoid peak demand loads, although no assurance can be made that the demand will be spread sufficiently to eliminate delays in implementation. Anacomp has also launched its "Analog as a Fail Safe" campaign to educate customers about the value of COM and microfilm as a way to minimize the risk of the year 2000. Although customers may divert expenditures away from these products and services in order to fund other year 2000 remediation, Anacomp encourages customers to consider these products and services as a cost-effective backup to digital storage because retrieval of data stored on microfilm does not require digital technology.

      The Company has requested that approximately 1,000 of its vendors and suppliers answer a year 2000 readiness questionnaire and has sent a follow-up letter and questionnaire to each of approximately 200 key vendors and suppliers who did not reply to the first mailing. Anacomp is in the process of reviewing the responses for their likely impact on the Company. For those Anacomp products that incorporate the products of a third party supplier, Anacomp requests that its suppliers disclose test procedures and results. Anacomp has also requested that its vendors in the human resources area, such as its retirement, health and insurance providers, respond in writing as to their readiness, but there can be no assurance that such vendors will either respond or achieve readiness in a timely fashion.

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

      The Company continues to develop new products and services and acquire new businesses. Anacomp develops and tests each new product, sometimes with the assistance of an outside consultant, for year 2000 readiness. Businesses that Anacomp acquires, such as First Image, are subject to the same assessment, remediation, testing and implementation phases as those described above.

      Costs. Anacomp estimates that total expenditures on its year 2000 project, including costs of outside parties such as consultants and attorneys, costs of hardware and software remediation, internal labor, travel and out of pocket expenses to be approximately $0.3, $2.3, and $1.2 million in fiscal year 1997, 1998, and 1999, respectively. These figures include estimates from the engineering, manufacturing, legal and information technology departments of the Company.

      Risks. There can be no assurance that the Company and its vendors and suppliers will be able to identify all year 2000 issues before problems manifest themselves or to complete all remediation in the required time frame. Further, it is possible that the future level of expenses in the Company's remediation efforts could rise significantly.

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

      Contingency Plans. In those instances where the Company determines that year 2000 problems with its operational facilities may not be identified or remediated in time, the Company believes that its business will still be able to function without substantial interruption. For example, COM services provided in a data center which experiences a loss of power due to a third party utility's failure to identify or remediate an isolated year 2000 problem could be shifted to another data center without substantial interruption. In addition, electronic transmission of data could be replaced with manual delivery of data upon completion of certain modifications. In those instances where an installed COM customer experiences a year 2000 problem while operating its own COM equipment, Anacomp could offer its COM services to the customer at one of its data centers upon completion of certain modifications. This seamless nature of many of Anacomp's products and services forms the basis of Anacomp's ongoing contingency planning.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks

      The Company does not have any significant financial instruments other than fixed rate debt. The Company's revolving credit facility is affected by the general level of U.S. interest rates and/or the LIBOR rate. However, the Company had no amounts outstanding under this revolving credit facility on December 31, 1998.

                      PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

      The Company and its subsidiaries are potential or named defendants in several lawsuits and claims arising in the ordinary course of business. While the outcome of such claims, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that such liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the financial conditions or results of operations of the Company.

      On August 29, 1997, Access Solutions International, Inc. ("ASI") filed a complaint for patent infringement in the U.S. District Court, District of Rhode Island, against Data/Ware Development, Inc. ("Data/Ware"), of which Anacomp is the successor by merger, and The Eastman Kodak Company ("Kodak"). The complaint seeks injunctive relief and unspecified damages, including attorney's fees, for the alleged infringement by Data/Ware and Kodak of ASI's United States Letters Patent No. 4,775,969 for "Optical Disk Storage Format, Method and Apparatus for Emulating a Magnetic Tape Drive" and No. 5,034,914 for "Optical Disk Storage Method and Apparatus with Buffered Interface." The Company has assumed the defense of this matter on behalf of both Data/Ware and Kodak, although the Company has also requested indemnification from the principal selling shareholder of Data/Ware. Discovery in this matter continues, with any trial to occur probably not before the third calendar quarter of 1999. Although there can be no assurance as to the eventual outcome of this matter, the Company believes that it has numerous meritorious defenses that it intends to pursue vigorously.

Item 2.  Changes in Securities and Use of Proceeds

(c)   Unregistered Securities

      Pursuant to the 1996 Non-employee Director Stock Option Plan (Amended and Restated as of December 1, 1997), non-employee directors of the Company may elect to receive their annual retainer in the form of options to acquire common stock of the Company. Pursuant to such elections, during the three-month period ending December 31, 1998, an aggregate of 1,875 options was granted to three directors in lieu of aggregate cash compensation of $9,375. The issuance of such options was effected in reliance upon the private placement exemption set forth in Section 4 (2) of the Securities Act of 1933, as amended, on the basis of the directors' familiarity with the business and affairs of the Company. No underwriting fees or discounts were applicable to the transactions. The options are first exercisable six months after the date of grant and remain exercisable through the tenth anniversary of the grant date, at an exercise price of $11.375 per share.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibit 27.1  -  Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the quarter ended December 31, 1998.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                ANACOMP, INC.



                                                /s/ Donald L. Viles
                                                Donald L. Viles
                                                Executive Vice
                                          President and
                                                  Chief Financial
                                          Officer
Date: February 10, 1999