Form 10-Q
period 1999-03-31
ANACOMP INC
filed 1999-05-17
CIK 6260

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


      (Mark One)
      [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
            For the quarterly period ended March 31, 1999

                                       or

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGEACT OF 1934.
            For the transition period from  ____________ to____________


                         Commission file number: 1-8328


                                  Anacomp, Inc.
                   (Exact Name of Registrant as Specified in Its Charter)


      Indiana                                         35-1144230
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

      As of April 30, 1999, the number of outstanding shares of the registrant's common stock, $.01 par value per share, was 14,214,860.

                         ANACOMP, INC. AND SUBSIDIARIES
                                      INDEX



  PART I.    FINANCIAL INFORMATION                                 Page
  Item 1.    Financial Statements.

                Condensed Consolidated Balance Sheets at
                   March 31, 1999 and September 30, 1998.......     2

                Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 1999 and 1998..     3

                Condensed Consolidated Statements of Operations
                   Six Months Ended March 31, 1999 and 1998....     4

                Condensed Consolidated Statements of Cash Flows
                   Six Months Ended March 31, 1999 and 1998....     5

                Condensed Consolidated Statements of
                   Stockholders' Equity (Deficit) Six Months
                   Ended March 31, 1999........................     6

                Condensed Consolidated Statements of
                   Stockholders' Equity (Deficit) Three and Six
                   Months Ended March 31, 1999.................     6

                Notes to the Condensed Consolidated Financial
                Statements.....................................     7

  Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.........     10


  Item 3.    Quantitative and Qualitative Disclosures About
             Market Risk.......................................     16


  PART II.   OTHER INFORMATION

  Item 1.    Legal Proceedings.................................     17

  Item 2.    Changes in Securities and Use of Proceeds.........     17

  Item 4.    Submission of Matters to a Vote of Security Holders    17

  Item 6.    Exhibits and Reports on Form 8-K..................     17

  SIGNATURES..................................................      18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                    March 31,      September 30,
(in thousands)                                         1999           1998
                                                   -------------  -------------
Assets
Current assets:
   Cash and cash equivalents                           $13,621        $17,721
   Restricted cash                                         902          4,285
   Accounts and notes receivable, net                   63,411         63,288
   Current portion of long-term receivables, net         5,860          5,642
   Inventories                                          16,943         16,485
   Net assets of discontinued operations                28,612         29,939
   Prepaid expenses and other                            9,420         10,269
                                                   -------------  -------------
Total current assets                                   138,769        147,629

Property and equipment, net                             43,271         35,092
Long-term receivables, net of current portion            7,540          9,002
Excess of purchase price over net assets of
   businesses acquired
   and other intangibles, net                          118,664        120,654
Reorganization value in excess of identifiable
   assets, net                                          44,819         83,819
Other assets                                            15,076         15,641
                                                   -------------  -------------
                                                      $368,139       $411,837
                                                   =============  =============

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Current portion of long-term debt                    $1,089         $1,152
   Accounts payable                                     18,526         28,961
   Accrued compensation, benefits and withholdings      17,117         17,327
   Accrued income taxes                                 15,281         15,197
   Accrued interest                                     21,193         18,158
   Other accrued liabilities                            37,018         39,650
                                                   -------------  -------------
Total current liabilities                              110,224        120,445
                                                   -------------  -------------

Long-term debt, net of current portion                 338,530        338,884
                                                   -------------  -------------

Stockholders' equity (deficit):
   Preferred stock                                          --             --
   Common stock                                            142            143
   Capital in excess of par value                      108,463        109,486
   Cumulative translation adjustment (from May 31,
     1996)                                              (2,261)           447
   Accumulated deficit (from May 31, 1996)            (186,959)      (157,568)
                                                   -------------  -------------
Total stockholders' deficit                            (80,615)       (47,492)
                                                   -------------  -------------
                                                      $368,139       $411,837
                                                   =============  =============



              See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                      --------------------------
(in thousands, except per share amounts)                 1999          1998
                                                      ------------  ------------
Revenues:
   Services provided                                     $73,838       $50,934
   Equipment and supply sales                             38,704        40,380
                                                      ------------  ------------
                                                         112,542        91,314
                                                      ------------  ------------
Operating costs and expenses:
   Costs of services provided                             45,228        28,608
   Costs of equipment and supplies sold                   23,952        27,425
   Selling, general and administrative expenses           23,385        22,948
   Amortization of reorganization asset                   17,946        17,808
   Amortization of intangible assets                       5,098         2,110
                                                      ------------  ------------
                                                         115,609        98,899
                                                      ------------  ------------

Operating loss from continuing operations                 (3,067)       (7,585)
                                                      ------------  ------------

Other income (expense):
   Interest income                                           691           554
   Interest expense and fee amortization                 (10,317)       (7,957)
   Other                                                    (860)         (401)
                                                      ------------  ------------
                                                         (10,486)       (7,804)
                                                      ------------  ------------
Loss before income taxes from continuing operations      (13,553)      (15,389)
Provision for income taxes                                 1,845         1,020
                                                      ------------  ------------
Loss from continuing operations                          (15,398)      (16,409)
Income from discontinued operations, net of income
   taxes                                                     520           554
                                                      ------------  ------------
Net loss                                                $(14,878)     $(15,855)
                                                      ============  ============

Basic loss per share from continuing operations           $(1.08)       $(1.18)
Basic income per share from discontinued operations          .04           .04
                                                      ------------  ------------
Basic net loss per share                                  $(1.04)       $(1.14)
                                                      ============  ============

Shares used  to compute basic income (loss) per
   share                                                  14,233        13,873
                                                      ============  ============













              See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Six Months Ended
                                                              March 31,
                                                      --------------------------
(in thousands, except per share amounts)                 1999          1998
                                                      ------------  ------------
Revenues:
   Services provided                                    $149,323       $99,440
   Equipment and supply sales                             77,584        84,348
                                                      ------------  ------------
                                                         226,907       183,788
                                                      ------------  ------------
Operating costs and expenses:
   Costs of services provided                             90,826        56,267
   Costs of equipment and supplies sold                   48,977        57,377
   Selling, general and administrative expenses           47,827        44,558
   Amortization of reorganization asset                   35,891        35,616
   Amortization of intangible assets                       9,634         4,678
                                                      ------------  ------------
                                                         233,155       198,496
                                                      ------------  ------------

Operating loss from continuing operations                 (6,248)      (14,708)
                                                      ------------  ------------

Other income (expense):
   Interest income                                         1,079         1,339
   Interest expense and fee amortization                 (20,278)      (15,878)
   Other                                                    (631)         (571)
                                                      ------------  ------------
                                                         (19,830)      (15,110)
                                                      ------------  ------------
Loss before income taxes from continuing operations      (26,078)      (29,818)
Provision for income taxes                                 4,122         2,414
                                                      ------------  ------------
Loss from continuing operations                          (30,200)      (32,232)
Income from discontinued operations, net of income
   taxes                                                     809         1,009
                                                      ------------  ------------
Net loss                                                $(29,391)     $(31,223)
                                                      ============  ============

Basic loss per share from continuing operations           $(2.12)       $(2.33)
Basic income per share from discontinued operations          .06           .07
                                                      ------------  ------------
Basic net loss per share                                  $(2.06)       $(2.26)
                                                      ============  ============

Shares used  to compute basic income (loss) per
   share                                                  14,250        13,843
                                                      ============  ============













              See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six Months Ended
                                                             March 31,
                                                     ---------------------------
(in thousands)                                           1999          1998
                                                     ------------- -------------
Cash flows from operating activities:
   Net loss                                            $(29,391)     $(31,223)
   Adjustments to reconcile net loss to net
     cash provided by (used in) continuing
     operations:
    Income from discontinued operations                    (809)       (1,009)
    Depreciation and amortization                        55,106        47,410
    Non-cash compensation                                   573           502
    Non-cash charge in lieu of taxes                      3,108         2,290
      Restricted cash requirements                        3,383         3,381
      (Gain) loss on sale of assets                        (618)          110
      Change in assets and liabilities net of
    effects from acquisitions:
      Increase in accounts and long-term
        receivables                                      (1,296)       (6,453)
      Decrease (increase) in inventories and
        prepaid expenses                                    223          (273)
      Increase in other assets                             (937)       (1,212)
      Decrease in accounts payable and accrued
        expenses                                        (12,147)      (20,190)
      Decrease in other noncurrent liabilities             (371)         (512)
                                                     ------------- -------------
     Net cash provided by (used in)
     continuing operations                               16,824        (7,179)
     Net operating cash provided by discontinued
     operations                                           2,278         3,077
                                                     ------------- -------------
     Net cash provided by (used in)
     operating activities                                19,102        (4,102)
                                                     ------------- -------------
Cash flows from investing activities:
   Purchases of property, plant and equipment           (14,384)       (4,780)
   Capital expenditures of discontinued operations         (165)         (676)
   Proceeds from sale of assets                           2,732            --
   Payments to acquire companies and customer
     rights                                              (9,533)      (15,570)
                                                     ------------- -------------
      Net cash used in investing activities             (21,350)      (21,026)
                                                     ------------- -------------
Cash flows from financing activities:
   Proceeds from the exercise of options and
     warrants                                               382         1,102
   Proceeds from employee stock purchases                   782           905
   Purchases of common stock                             (2,188)           --
   Principal payments on long-term debt                    (337)       (3,698)
                                                     ------------- -------------
      Net cash used in financing activities              (1,361)       (1,691)
                                                     ------------- -------------
Effect of exchange rate changes on cash                    (491)         (438)
                                                     ------------- -------------
Decrease in cash and cash equivalents                    (4,100)      (27,257)
Cash and cash equivalents at beginning of period         17,721        58,060
                                                     ------------- -------------
Cash and cash equivalents at end of period              $13,621       $30,803
                                                     ============= =============
Supplemental Information:
  Cash paid for interest                                $15,712       $14,443
                                                     ============= =============
  Cash paid for income taxes                             $3,127        $2,292
                                                     ============= =============
  Assets acquired by assuming liabilities                  $490          $883
                                                     ============= =============


              See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                                EQUITY (DEFICIT)
                                   (Unaudited)

                                        Cap.
                                      in        Cum.
(in thousands)               Common  excess of  Translation Accum.
                              Stock   par value    Adj.     Deficit    Total
                             -------------------------------------------------
Balance at September 30,        $143   $109,486       $447 $(157,568)$(47,492)
1998
Common stock issued for the
exercise                          --        382         --        --      382
of options and warrants
Common stock issued for
employee stock purchases           1        781         --        --      782
Common stock purchased           (2)    (2,186)         --        --  (2,188)
Cumulative translation            --         --    (2,708)        --  (2,708)
adjustment
Net loss for six months           --         --         --  (29,391) (29,391)
                             -------------------------------------------------
Balance at March 31, 1999       $142   $108,463   $(2,261) $(186,959)$(80,615)
                             =================================================










                         ANACOMP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                                  INCOME (LOSS)
                                   (Unaudited)

                                           Three Months Ended
                                                March 31,
                                        ---------------------------
     (in thousands)                         1999          1998
                                        ------------- -------------
     Net loss                             $(14,878)     $(15,855)
     Translation adjustment                 (2,367)          488
                                        ------------- -------------
     Comprehensive loss                   $(17,245)     $(15,367)
                                        ============= =============



                                             Six Months Ended
                                                March 31,
                                        ---------------------------
     (in thousands)                         1999          1998
                                        ------------- -------------
     Net loss                             $(29,391)     $(31,223)
     Translation adjustment                 (2,708)         (119)
                                        ------------- -------------
     Comprehensive loss                   $(32,099)     $(31,342)
                                        ============= =============



              See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
                  NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Anacomp, Inc. ("Anacomp" or the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements have not been audited but, in the opinion of the Company's management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for all periods presented. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended September 30, 1998, included in the Company's 1998 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

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

Note 3.  Reorganization Asset

As of May 31, 1996, the Company adopted Fresh Start Reporting, which resulted in material changes to the consolidated balance sheet - including the valuation of assets, intangible assets, and liabilities at fair market value, and the valuation of equity based on the appraised reorganization value of the ongoing business. The net result of the valuations was that the Company recognized an asset captioned "Reorganization value in excess of identifiable assets" ("Reorganization Asset") totaling $267.5 million as of May 31, 1996. Net of accumulated amortization, the Reorganization Asset was $47.2 million at March 31, 1999. Of this amount, $2.4 million was allocated to the Magnetics Solutions Group division (the "Magnetics Division") and was included in "Net assets of discontinued operations". The Reorganization Asset is being amortized over a three and one-half year period beginning May 31, 1996 and will be fully amortized by November 30, 1999.

Reorganization Asset amortization was $37.8 million and $37.5 million for the six-month periods ended March 31, 1998 and 1998, respectively. Of these amounts, $1.9 million was allocated to discontinued operations in each period. On a pro forma basis for the six-month periods ended March 31, 1999 and 1998, excluding Reorganization Asset amortization, the Company would have reported income from continuing operations of $5.7 million and $3.4 million, basic net income per share of $0.40 and $0.24, and diluted net income per share of $0.37 and $0.23, respectively.

Note 4.  Comprehensive Income

The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 130 Reporting Comprehensive Income - effective October 1, 1998. This statement requires the presentation of comprehensive income, as defined, as part of the basic financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners.

Note 5.  First Image Acquisition

Effective June 1, 1998, the Company completed its acquisition (the "Acquisition") of assets constituting substantially all of the business and operations (the "First Image Businesses") of First Image Management Company ("First Image"), a division of First Financial Management Corporation ("FFMC"), which in turn is a wholly owned subsidiary of First Data Corporation ("FDC"). The Company also assumed substantially all of the ongoing liabilities of the First Image Businesses. The purchase price paid by the Company to FFMC was $150.0 million, although a post-closing adjustment resulted in FFMC returning to the Company $4.4 million to reflect a shortfall in the agreed-upon working capital for the First Image Businesses. The Acquisition was accounted for as a purchase and the excess of the purchase price over the estimated fair value of net assets acquired (referred to as "goodwill") approximated $100.0 million, which is being amortized over a 15-year period on a straight-line basis.

The First Image Businesses consisted of (i) image access services, primarily Computer Output to Microfilm ("COM") and Compact Disc ("CD") services (the "IAS Business"), (ii) document print and distribution services such as laser print and mail and demand publishing services (the "DPDS Business"), and (iii) document acquisition services such as health care and insurance claims entry and data capture services (the "DAS Business"). The Company sold the DPDS Business and the DAS Business during the three-month period ended September 30, 1998. The Company retained and continues to operate the IAS Business, whose revenues and earnings are included in the Company's results of operations for the six months ended March 31, 1999.

Note 6.  Inventories

                                                   March 31,    September
                                                                   30,
                                                  -------------------------
                                                      1999        1998
                                                  -------------------------
  Finished goods                                      $9,410       $9,248
  Work in process                                      1,539        2,071
  Raw materials and supplies                           5,994        5,166
                                                  -------------------------
                                                     $16,943      $16,485
                                                  =========================

Note 7.  Income Taxes

The Company's amortization of the Reorganization Asset is not deductible for income tax purposes. Accordingly, the Company incurs income tax expense even though it reports a pre-tax loss due to such amortization.

For the six months ended March 31, 1999 and 1998, income tax expense is reported for the Company based upon an estimated effective tax rate of 42% of pretax income before amortization of the Reorganization Asset. For the six months ended March 31, 1999 and 1998, the limited tax benefit of the U.S. Federal net operating loss carryforwards ("NOL") of the Company resulted in a reduction of $3.3 million and $2.4 million, respectively, in the Company's Reorganization Asset and did not reduce income tax expense.

Note 8.  Loss Per Share

Basic earnings per share is computed based upon the weighted average number of shares of the Company's common stock outstanding during the period presented. Diluted earnings per share is computed based upon the weighted average number of shares of common stock outstanding and dilutive common stock equivalents during the period presented. Common stock equivalents include options granted under the Company's stock option plans using the treasury stock method and shares of common stock expected to be issued under the Company's employee stock purchase plan. Common stock equivalents were not used to calculate diluted earnings per share because of their anti-dilutive effect. There are no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented.

Note 9.  Acquisitions

During the six months ended March 31, 1999, the Company acquired the customer bases and other specified assets of eight businesses. Total consideration paid at closing was $9.5 million, of which approximately $7.0 million was assigned to goodwill. Three of the acquisition agreements include provisions for contingent cash payments of up to approximately $700,000 in the aggregate.

Note 10.  Subsequent Event - Sale of Magnetics Solutions Division

In February 1999, the Company adopted a plan to dispose of its Magnetics Division, and on April 28, 1999, the Company signed a definitive agreement to sell the Magnetics Division for a purchase price of up to $47.5 million. The price includes $40.0 million in cash at closing, a $5.0 million subordinated note, and incentive payments of up to $2.5 million based upon sales of magnetic media products to the Company's customer base over the next two years. The transaction, which is contingent upon financing and regulatory approval, is expected to close within 45 days of the signing of the Definitive Agreement. The Company expects to recognize a gain before taxes in excess of $10 million in the third quarter as a result of the sale.

The assets and liabilities of the Magnetics Division have been reported separately as "Net assets of discontinued operations" in the condensed consolidated balance sheet as of March 31, 1999. The condensed consolidated balance sheet as of September 30, 1998 has been restated to provide consistent information. The net assets of the Magnetics Division are summarized as follows (in thousands):

                                                             September
                                            March 31,           30,
                                               1999             1998
                                           -------------    -------------
Accounts and notes receivable                 $15,386          $15,821
Inventories                                    12,166           12,133
Property and equipment                          6,121            6,657
Reorganization value in excess of
identifiable assets                             2,359            4,412
Other assets                                      178              232
Accounts payable and other accrued
liabilities                                    (7,598)          (9,316)
                                           -------------    -------------
Net assets                                    $28,612          $29,939
                                           =============    =============


Similarly, the results of operations of the Magnetics Division have been reported separately as "Income from discontinued operations, net of income taxes" in the condensed consolidated statements of operations for the periods ended March 31, 1999 and 1998.

The operating results of the discontinued operations are summarized as follows (in thousands):

                         Three Months Ended            Six Months Ended
                             March 31,                    March 31,
                     ---------------------------  ---------------------------
                         1999          1998           1999          1998
                     -------------  -----------   -------------  ------------
Revenues               $25,962        $26,279       $50,544        $51,619
                     =============  ===========   =============  ============

Operating income        $1,579         $1,634        $2,763         $3,094
Income taxes             1,059          1,080         1,954          2,085
                     -------------  -----------   -------------  ------------
Net income                $520           $554          $809         $1,009
                     =============  ===========   =============  ============


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

Pro Forma Statements of Operations

      As of May 31, 1996, the Company adopted Fresh Start Reporting, which resulted in material changes to the consolidated balance sheet. See Note 3 to the accompanying Condensed Consolidated Financial Statements for a description of the Company's Reorganization Asset. To facilitate a better understanding of the Company's operating performance after the Reorganization Asset is fully amortized, pro forma condensed consolidated statements of operations for the three and six months ended March 31, 1999 and 1998 have been presented below. The only difference from the Company's reported results is a pro forma adjustment to exclude the amortization of the Reorganization Asset.

           PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                          Three Months Ended March 31,
                                      --------------------------------------
(in thousands, except per share              1999               1998
amounts)
                                      --------------------------------------
Revenues                                $112,542  100.0%    $91,314  100.0%
                                      ------------       ------------

Cost of sales                             69,180   61.5%     56,033   61.4%
Selling, general and administrative
   expenses                               23,385   20.8%     22,948   25.1%
Amortization of intangible assets          5,098    4.5%      2,110    2.3%
                                      ------------       ------------
Total operating costs and expenses        97,663   86.8%     81,091   88.8%
                                      ------------       ------------

Operating income from continuing
   operations                             14,879   13.2%     10,223   11.2%
Interest expense and other                10,486    9.3%      7,804    8.6%
                                      ------------       ------------
Income before income taxes from
   continuing operations                   4,393    3.9%      2,419    2.6%
Provision for income taxes                 1,845    1.6%      1,020    1.1%
                                      ------------       ------------
Income from continuing operations          2,548    2.3%      1,399    1.5%
Income from discontinued operations        1,464              1,492
                                      ------------       ------------
Net income                                $4,012             $2,891
                                      ============       ============

Basic income from continuing
   operations per share                    $0.18              $0.10
                                      ============       ============
Diluted income from continuing
   operations per share                    $0.17              $0.09
                                      ============       ============

Shares used to compute basic income
   per share                              14,233             13,873
                                      ============       ============

Shares used to compute diluted
   income per share                       15,183             14,823
                                      ============       ============



                                           Six Months Ended March 31,
                                      --------------------------------------
(in thousands, except per share              1999               1998
amounts)
                                      --------------------------------------
Revenues                                $226,907  100.0%   $183,788  100.0%
                                      ------------       ------------

Cost of sales                            139,803   61.6%    113,644   61.8%
Selling, general and administrative
   expenses                               47,827   21.1%     44,558   24.2%
Amortization of intangible assets          9,634    4.2%      4,678    2.6%
                                      ------------       ------------
Total operating costs and expenses       197,264   86.9%    162,880   88.6%
                                      ------------       ------------

Operating income from continuing
   operations                             29,643   13.1%     20,908   11.4%
Interest expense and other                19,830    8.8%     15,110    8.2%
                                      ------------       ------------
Income before income taxes from
   continuing operations                   9,813    4.3%      5,798    3.1%
Provision for income taxes                 4,122    1.8%      2,414    1.3%
                                      ------------       ------------
Income from continuing operations          5,691    2.5%      3,384    1.8%
Income from discontinued operations        2,698              2,883
                                      ------------       ------------
Net income                                $8,389             $6,267
                                      ============       ============

Basic income from continuing
   operations per share                    $0.40              $0.24
                                      ============       ============
Diluted income from continuing
   operations per share                    $0.37              $0.23
                                      ============       ============

Shares used to compute basic income
   per share                              14,250             13,843
                                      ============       ============

Shares used to compute diluted
   income per share                       15,200             14,793
                                      ============       ============

Results of Operations

Three Months Ended March 31, 1999 vs. Three Months Ended March 31, 1998

      General. Anacomp reported a net loss of $14.9 million for the three months ended March 31, 1999, compared to a net loss of $15.9 million for the three months ended March 31, 1998. Earnings from continuing operations before interest, other income, taxes, depreciation and amortization ("EBITDA") were $24.7 million, or 22.0% of revenues, for the three months ended March 31, 1999. This compares to EBITDA of $16.7 million, or 18.3% of revenues for the three months ended March 31, 1998.

      Revenues. The Company's continuing revenues increased 23.2% from $91.3 million for the three months ended March 31, 1998, to $112.5 million for the three months ended March 31, 1999. The Company experienced increased revenues of $22.8 million in its Outsource Services business line primarily resulting from the acquisition of the First Image IAS Business ("IAS Business") and the inclusion of the IAS Business operating results for the three months ending March 31, 1999. Digital service revenues, which are included in Outsource Services, also increased significantly with quarterly revenues of $5.9 million.

      The Company experienced increases in revenues of $3.2 million, or 33.0%, in Output Systems for the three-month period ended March 31, 1999 compared to the comparable period ended March 31, 1998. Of this increase, $1.3 million represented sales of COM Systems and $1.9 million represented sales of Digital Solutions. Offsetting this increase was a $4.4 million decline, or 15.3%, in Micrographics Supplies revenues. The decrease in Micrographics Supplies revenues was the result of the Company's discontinuance of the sale of duplicate microfilm to the reseller market, as well as declining sales of original COM microfilm and duplicate microfilm, which is consistent with long-term trends.

      Gross Margins. The Company's gross margins increased 22.9% from $35.3 million (38.6% of revenues) for the three months ended March 31, 1998, to $43.4 million (38.5% of revenues) for the three months ended March 31, 1999. Total gross margins, as a percentage of revenue, remained level with the prior year. Outsource Service margins, as a percentage of revenue, decreased 4.8 percentage points from 1998 to 1999 principally because of decreases in average selling prices for Outsource Service business and because of costs incurred for the consolidation of IAS Business data centers. This decrease was offset by increased gross margin percentages for COM Systems, Digital Solutions and Micrographics Supplies.

      Included in the cost of sales and services are engineering costs of $2.2 million and $2.5 million for the three-month periods ended March 31, 1999 and 1998, respectively. Of those amounts, $1.7 million and $0.9 million for those periods, respectively, represent research and development activities predominantly related to digital products. The remaining portion of the engineering costs represents support costs for the Company's current product offerings.

      Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses increased 1.9% from $22.9 million (25.1% of revenues) for the three months ended March 31, 1998 to $23.4 million (20.8% of revenues) for the three months ended March 31, 1999. This increase is primarily the result of operating costs of the IAS Business and of costs related to new strategic marketing initiatives. SG&A costs, as a percentage of revenues, decreased 4.3 percentage points primarily because of the added IAS Business sales volume.

      Amortization of intangible assets. Amortization of intangible assets increased 141.6% from $2.1 million (2.3% of revenues) for the three months ended March 31, 1998, to $5.1 million (4.5% of revenues) for the three months ended March 31, 1999. This increase is principally the result of the amortization of goodwill associated with the IAS Business acquisition in fiscal year 1998 and the eight acquisitions completed in fiscal year 1999.

      Interest Expense. Interest expense increased 29.7% from $8.0 million for the three months ended March 31, 1998 to $10.3 million for the three months ended March 31, 1999. This increase was the result of additional borrowings used to finance the IAS Business acquisition.

      Provision for Income Taxes. The Company's effective tax rate remained at 42% of taxable income for both periods presented. See Note 7 to the accompanying Condensed Consolidated Financial Statements for further discussion.

Six Months Ended March 31, 1999 vs. Six Months Ended March 31, 1998

      General. Anacomp reported a net loss of $29.4 million for the six months ended March 31, 1999, compared to a net loss of $31.2 million for the six months ended March 31, 1998. EBITDA was $49.2 million, or 21.7% of revenues, for the six months ended March 31, 1999. This compares to EBITDA of $33.9 million, or 18.4% of revenues for the six months ended March 31, 1998.

      Revenues. The Company's continuing revenues increased 23.5% from $183.8 million for the six months ended March 31, 1998, to $226.9 million for the six months ended March 31, 1999. The Company experienced increased revenues of $49.8 million in its Outsource Services business line while experiencing decreased revenues of $8.1 million in its Micrographic Supplies product line.

      The increase in Outsource Service revenues resulted primarily from the June 1, 1998 acquisition of IAS Business and the inclusion of its operating results for the six months ending March 31, 1999. Digital Service revenues, which are included in Outsource Services, also increased significantly with six month revenues of $13.2 million.

      The decrease in Micrographics Supplies revenues was the result of the Company's discontinuance of the sale of duplicate microfilm to the reseller market, as well as declining sales of original COM microfilm and duplicate microfilm, which is consistent with long-term trends.

      Gross Margins. The Company's gross margins increased 24.2% from $70.1 million (38.2% of revenues) for the six months ended March 31, 1998, to $87.1 million (38.4% of revenues) for the six months ended March 31, 1999. Outsource Service margins, as a percentage of revenue, decreased 3.8 percentage points from 1998 to 1999 principally because of decreases in average selling prices for Outsource Service business and because of costs incurred for the consolidation of IAS Business data centers. This decrease was offset by increased gross margin percentages for COM Systems and Micrographics Supplies.

      Included in the cost of sales and services are engineering costs of $4.4 million and $5.0 million for the six-month periods ended March 31, 1999 and 1998, respectively. Of those amounts, $3.0 million and $1.9 million for those periods represent research and development activities predominantly related to digital products. The remaining portion of the engineering costs represents support costs for the Company's current product offerings. The Company's digital research and development activities have increased to an annual spending rate of $6.5 million in fiscal 1999 compared to $2.5 million in the prior year.

      Selling, general and administrative expenses. SG&A expenses increased 7.3% from $44.6 million (24.2% of revenues) for the six months ended March 31, 1998 to $47.8 million (21.1% of revenues) for the six months ended March 31, 1999. This increase resulted primarily from operating costs of the IAS Business. SG&A costs, as a percentage of revenues, decreased 3.1 percentage points primarily because of the added IAS Business sales volume.

      Amortization of intangible assets. Amortization of intangible assets increased 105.9% from $4.7 million (2.6% of revenues) for the six months ended March 31, 1998, to $9.6 million (4.2% of revenues) for the six months ended
March 31, 1999. This increase is primarily related to the amortization of goodwill associated with the IAS Business acquisition in fiscal year 1998 and the eight acquisitions completed in fiscal year 1999.

      Interest Expense. Interest expense increased 27.7% from $15.9 million for the six months ended March 31, 1998 to $20.3 million for the six months ended March 31, 1999. This increase was the result of additional borrowings used to finance the acquisition of IAS Business.

      Provision for Income Taxes. The Company's effective tax rate remained at 42% of taxable income for both periods presented. See Note 7 to the accompanying Condensed Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

      Anacomp's working capital at March 31, 1999 was $28.5 million, compared to $27.2 million at September 30, 1998. Net cash provided by operating activities was $19.1 million for the six months ended March 31, 1999, compared to a use of $4.1 million in the comparable prior period. The current period benefited from an increase in depreciation and amortization of approximately $7.7 million, which was primarily the result of increased goodwill and depreciable assets from the IAS Business acquisition. The remainder of the improvement resulted primarily from a $13.3 million improvement in the use of working capital from the prior year, specifically with respect to accounts receivable and current liabilities.

      Net cash used in investing activities was $21.4 million in the current period, compared to $21.0 million in the comparable prior period. The decrease in capital used to acquire companies and customer rights, along with the proceeds from the sale of businesses, was offset by an increase in capital expenditures that were primarily used to integrate the IAS Business.

      Net cash used in financing activities decreased approximately $330,000 during the six months ended March 31, 1999 with respect to the same period in the prior year. During the current period the issuance of common stock decreased by $843,000 and the Company repurchased $2.2 million of common stock. In addition, principal payments on long-term debt decreased by $3.4 million.

      The Company's cash balance (including restricted cash) as of March 31, 1999 was $14.5 million compared to $22.0 million at September 30, 1998. The Company also has available an $80 million revolving credit facility. There were no amounts outstanding under revolving credit facility as of March 31, 1999. The Company borrowed $12.0 million on April 1, 1999 to fund the $18.2 million semi-annual interest payment on its 10-7/8% Senior Subordinated Notes.

      The Company has significant debt service obligations. As of March 31, 1999, the Company had $335 million of 10-7/8% Senior Subordinated Notes outstanding. The notes are due in April 2004. The ability of the Company to meet its debt service and other obligations will depend upon its future performance and is subject to financial, economic and other factors, some of which are beyond its control. However, the Company believes that cash generated from operations, cash on hand, cash to be received from the sale of the Magnetics Division, and cash available under its revolving credit facility will be sufficient to fund its debt service requirements, acquisition strategies, and working capital requirements in the foreseeable future.

Year 2000

      Anacomp has undertaken a comprehensive "year 2000" program for the products that it sells or distributes in the marketplace. Under this program, the Company has assessed all of its critical software and hardware products to determine what remediation, if any, is necessary for the proper functioning of these systems in the year 2000 and beyond. The Company has worked with its outside suppliers to ensure that they will continue to support the products that they supply to Anacomp for resale, including the performance by the suppliers of any required year 2000 remediation. Anacomp has also analyzed and updated for year 2000 purposes certain software and hardware systems that it uses internally. The Company continues to consider year 2000 issues for all new products and services as well as those in development or included in business acquisitions.

      State of Readiness. Anacomp's overall state of readiness can be assessed by describing its specific readiness in four key areas, namely its products and services, its suppliers' products and services, its internal systems, and its products in development.

      Anacomp has completed the assessment, remediation and year 2000 testing phases of nearly all supported products and services, including those responsible for generating the material portion of its revenues. Anacomp summarizes the status of each completed product or service in a written report to the Company's year 2000 steering committee for archiving in the Company's year 2000 database. These processes have been reviewed and approved by a third party consultant retained for this purpose.

      The implementation phase of the Company's year 2000 project depends upon the response of the Company's customers who may require upgrades or migration paths. Anacomp is in the process of communicating with identified customers and has no reason to believe that all customers who require upgrades or migration will not receive them. To this end, Anacomp has offered and continues to offer financial incentives to encourage early responses and to avoid peak demand loads, although no assurance can be made that the demand will be spread sufficiently to eliminate delays in implementation. Anacomp has also launched its "Analog as a Fail Safe" campaign to educate customers about the value of microfilm as a way to minimize the risk of the year 2000. Although customers may divert expenditures away from these microfilm products and services in order to fund other year 2000 remediation, Anacomp encourages customers to consider these products and services as a cost-effective backup to digital storage because the retrieval of data stored on microfilm does not require digital technology.

      Anacomp has categorized approximately 850 of its suppliers into one of four categories depending upon the criticality of the product or service and the amount of time necessary to implement the contingency plans that Anacomp has identified. If a supplier does not declare its readiness to Anacomp in enough time to permit implementation of its contingency plans before December 31, 1999, Anacomp may replace the supplier, have the supplier hold additional inventory of the supplier's products, or implement alternative contingency plans depending upon the product or service provided.

      As of April 30, 1999, Anacomp had received written responses to Anacomp's year 2000 readiness questionnaire from approximately 90% of the 165 suppliers that Anacomp deems critical to its operations. Anacomp has either received declarations of readiness from, or established contingency plans for, all critical suppliers. For example, Anacomp is currently interviewing alternative sources of key products as part of its contingency planning but has no reason to believe that any of its critical suppliers will not be ready in time.

      For those Anacomp products that incorporate the products of a third party supplier, Anacomp continues to request that its suppliers disclose test procedures and results. Anacomp has also requested that its vendors in the human resources area, such as its retirement, health and insurance providers, respond in writing as to their readiness, but there can be no assurance that such vendors will either respond or achieve readiness in a timely fashion.

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

      The Company continues to develop new products and services and to acquire new businesses. Anacomp develops and tests each new product, sometimes with the assistance of an outside consultant, for year 2000 readiness. Businesses that Anacomp acquires, such as First Image, are subject to the same assessment, remediation, testing and implementation phases as those described above.

      Costs. Total expenditures on its year 2000 project, including costs of outside parties such as consultants and attorneys, costs of hardware and software remediation, and internal labor, travel and out of pocket expenses, were approximately $0.3 million and $2.3 million for fiscal year 1997 and 1998, respectively, and is estimated to be $1.2 million in fiscal year 1999. These figures include estimates from the engineering, manufacturing, legal and information technology departments of the Company.

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

      Contingency Plans. In those instances where the Company determines that year 2000 problems with its operational facilities may not be identified or remediated in time, the Company believes that its business will still be able to function without substantial interruption. For example, COM services provided in a data center that experiences a loss of power due to a third party utility's failure to identify or remediate an isolated year 2000 problem could be shifted to another data center without substantial interruption. In addition, electronic transmission of data could be replaced with manual delivery of data upon completion of certain modifications. In those instances where an installed COM customer experiences a year 2000 problem while operating its own COM equipment, Anacomp could offer its COM services to the customer at one of its data centers upon completion of certain modifications. This seamless nature of many of Anacomp's products and services forms the basis of Anacomp's ongoing contingency planning.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      The Company does not have any significant financial instruments other than fixed rate indebtedness. The general level of U.S. interest rates, the LIBOR rate or both affects the Company's revolving credit facility. However, the Company had no amounts outstanding under this revolving credit facility on March 31, 1999.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

      The Company and its subsidiaries are potential or named defendants in several lawsuits and claims arising in the ordinary course of business. While the outcome of such claims, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that any liability under the foregoing, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the financial conditions or results of operations of the Company.

      On August 29, 1997, Access Solutions International, Inc. ("ASI") filed a complaint for patent infringement in the U.S. District Court, District of Rhode Island, against Data/Ware Development, Inc. ("Data/Ware"), of which Anacomp is the successor by merger, and The Eastman Kodak Company ("Kodak"). The complaint seeks injunctive relief and unspecified damages, including attorney's fees, for the alleged infringement by Data/Ware and Kodak of ASI's United States Letters Patent No. 4,775,969 for "Optical Disk Storage Format, Method and Apparatus for Emulating a Magnetic Tape Drive" and No. 5,034,914 for "Optical Disk Storage Method and Apparatus with Buffered Interface." The Company has assumed the defense of this matter on behalf of both Data/Ware and Kodak, although the Company has also requested indemnification from the principal selling shareholder of Data/Ware. Discovery in this matter continues, with any trial to occur probably not before the third calendar quarter of 1999. Although there can be no assurance as to the eventual outcome of this matter, the Company believes that it has numerous meritorious defenses and intends to pursue them vigorously.

Item 2.  Changes in Securities and Use of Proceeds.

(c) Unregistered Securities - Pursuant to the 1996 Non-employee Director Stock Option Plan (Amended and Restated as of December 1, 1997), non-employee directors of the Company may elect to receive their annual retainer in the form of options to acquire common stock of the Company. Pursuant to such elections, during the three-month period ending March 31, 1999, an aggregate of 1,875 options was granted to directors in lieu of aggregate cash compensation of $9,375. The issuance of such options was effected in reliance upon the private placement exemption set forth in Section 4 (2) of the Securities Act of 1933, as amended, on the basis of the directors' familiarity with the business and affairs of the Company. No underwriting fees or discounts were applicable to the transactions. The options are first exercisable six months after the date of grant and remain exercisable through the tenth anniversary of the grant date, at an exercise price of $18.625 per share.

Item 4.  Submission of Matters to a Vote of Security Holders.

      At the Company's Annual Meeting of Shareholders held on February 8, 1999, the Company's shareholders: (i) approved amendments to and a restatement of the Company's 1996 Long-Term Incentive Plan to, among other matters, increase by 1,000,000 the number of shares of the Company's common stock issuable thereunder, by a vote of 8,908,639 shares in favor to 2,477,524 opposed, with 2,461,977 shares abstaining; and (ii) approved an amendment to the Company's Amended and Restated Articles of Incorporation to increase the authorized common stock issuable thereunder from 20,000,000 to 40,000,000, by a vote of 12,752, 848 shares in favor to 1,085,463 opposed, with 9,829 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit 3.1 - Amended and Restricted Articles of Incorporation of the Company as of February 8, 1999.

       Exhibit 3.2 - Amended and Restricted Bylaws of the Company as of February 9, 1998.

       Exhibit 27.1 - Financial Data Schedule.

(b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                ANACOMP, INC.



                                                /s/ David B. Hiatt
                                                David B. Hiatt
                                                Executive Vice President and
                                                  Chief Financial Officer
Date: May 13, 1999