Form 10-Q
period 1999-06-30
ANACOMP INC
filed 1999-08-13
CIK 6260

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


      (Mark One)
      [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
            For the quarterly period ended June 30, 1999

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


               12365 Crosthwaite Circle, Poway, California 92064
                               (858) 679-9797
   (Address, Including Zip Code, and Telephone Number, Including Area Code, of
                         Principal Executive Offices)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

      As of July 31, 1999, the number of outstanding shares of the registrant's common stock, $.01 par value per share, was 14,118,437.

                         ANACOMP, INC. AND SUBSIDIARIES
                                      INDEX



  PART I.    FINANCIAL INFORMATION                                 Page
  Item 1.    Financial Statements.

                Condensed Consolidated Balance Sheets at
                   June 30, 1999 and September 30, 1998........     2

                Condensed Consolidated Statements of Operations
                   Three Months Ended June 30, 1999 and 1998...     3

                Condensed Consolidated Statements of Operations
                   Nine Months Ended June 30, 1999 and 1998....     4

                Condensed Consolidated Statements of Cash Flows
                   Nine Months Ended June 30, 1999 and 1998....     5

                Supplemental Disclosures of Cash Flow Information
                   Information and Non-Cash Investing Activities
                   Nine Months Ended June 30, 1999.............     6

                Condensed Consolidated Statements of
                   Stockholders' Equity (Deficit)  Nine Months      7
                   Ended June 30, 1999.........................

                Condensed Consolidated Statements of
                   Comprehensive Income (Loss) Three and Nine       7
                   Months Ended June 30, 1999 and 1998.........

                Notes to the Condensed Consolidated Financial       8
                Statements.....................................

  Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.........     11


  Item 3.    Quantitative and Qualitative Disclosures About         17
             Market Risk.......................................


  PART II.   OTHER INFORMATION

  Item 1.    Legal Proceedings.................................     18

  Item 2.    Changes in Securities and Use of Proceeds.........     18

  Item 6.    Exhibits and Reports on Form 8-K..................     18

  SIGNATURES..................................................      19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                         ANACOMP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     June 30,      September 30,
(in thousands)                                         1999           1998
                                                   -------------  -------------
                                                    (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                       $    47,050    $    17,721
   Restricted cash                                         564          4,285
   Accounts and notes receivable, net                   66,026         63,288
   Current portion of long-term receivables, net         2,593          5,642
   Inventories                                          17,884         16,485
   Net assets of discontinued operations                   ---         29,939
   Prepaid expenses and other                            6,446         10,269
                                                   -------------  -------------
Total current assets                                   140,563        147,629
                                                   -------------  -------------

Property and equipment, net                             44,599         35,092
Long-term receivables, net of current portion.           6,952          9,002
Excess of purchase price over net assets of
   businesses acquired and other intangibles, net      117,280        120,654
Reorganization value in excess of identifiable
   assets, net                                          24,965         83,819
Other assets                                            15,350         15,641
                                                   -------------  -------------
                                                   $   349,709    $   411,837
                                                   =============  =============
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Current portion of long-term debt               $     1,088    $     1,152
   Accounts payable                                     22,798         28,961
   Accrued compensation, benefits and withholdings      18,356         17,327
   Accrued income taxes                                 13,881         15,197
   Accrued interest                                      9,350         18,158
   Other accrued liabilities                            41,041         39,650
                                                   -------------  -------------
Total current liabilities                              106,514        120,445
                                                   -------------  -------------

Long-term debt, net of current portion                 338,677        338,884
                                                   -------------  -------------

Stockholders' equity (deficit):
   Preferred stock                                          --             --
   Common stock                                            142            143
   Capital in excess of par value                      107,433        109,486
   Cumulative translation adjustment
     (from May 31, 1996)                                (3,543)           447
   Accumulated deficit (from May 31, 1996)            (199,514)      (157,568)
                                                   -------------  -------------
Total stockholders' deficit                            (95,482)       (47,492)
                                                   -------------  -------------
                                                   $   349,709    $   411,837
                                                   =============  =============


              See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended
                                                           June 30,
                                                   --------------------------
(in thousands, except per share amounts)              1999          1998
                                                   ------------  ------------
Revenues:
   Document Management Solutions                   $   54,151    $   40,480
   Field Services                                      17,531        18,015
   Systems and Supplies                                34,568        36,481
                                                   ------------  ------------
                                                      106,250        94,976
                                                   ------------  ------------
Cost of revenues:
   Cost of Document Management Solutions               34,281        24,923
   Cost of Field Services                               9,084         9,434
   Cost of Systems and Supplies                        19,607        22,741
                                                   ------------  ------------
                                                       62,972        57,098
                                                   ------------  ------------

   Gross Profit                                        43,278        37,878
                                                   ------------  ------------

Operating expenses:
   Research & development                               3,251         2,276
   Selling, general and administrative expenses        22,241        21,851
   Amortization of reorganization asset                17,093        17,807
   Amortization of intangible assets                    5,355         3,181
   Restructuring charges                                  ---         8,494
                                                   ------------  ------------

   Operating loss from continuing operations           (4,662)      (15,371)
                                                   ------------  ------------

Other income (expense):
   Interest income                                        426           463
   Interest expense and fee amortization              (10,118)       (8,562)
   Other                                                 (185)         (272)
                                                   ------------  ------------
                                                       (9,877)       (8,371)
                                                   ------------  ------------
   Loss from continuing operations before
     income taxes                                     (14,539)      (24,102)
Provision (benefit) for income taxes                    1,072        (1,777)
                                                   ------------  ------------
   Loss from continuing operations                    (15,611)      (22,325)
Income from discontinued operations, net
   of taxes                                               ---           576
Gain on sale of discontinued operations, net of
   taxes                                                3,056           ---
                                                   ------------  ------------
   Loss before extraordinary loss on
   extinguishment of debt                             (12,555)      (21,749)
Extraordinary loss on extinguishment of debt              ---        (1,857)
                                                   ------------  ------------
   Net loss                                        $  (12,555)   $  (23,606)
                                                   ============  ============

Basic and diluted loss per share from continuing
   operations                                      $    (1.10)   $    (1.59)
Income per share from discontinued operations            0.00          0.04
Gain on sale of discontinued operations, net of
   taxes                                                 0.22          0.00
Extraordinary loss on extinguishment of debt             0.00         (0.13)
                                                   ------------  ------------
Basic and diluted net loss per share               $    (0.88)   $    (1.68)
                                                   ============  ============

Shares used  to compute basic and diluted income
   (loss) per share                                    14,244        14,078
                                                   ============  ============

   See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Nine Months Ended
                                                           June 30,
                                                   --------------------------
(in thousands, except per share amounts)              1999          1998
                                                   ------------  ------------
Revenues:
   Document Management Solutions                   $  172,166    $  106,554
   Field Services                                      54,398        54,403
   Systems and Supplies                               106,593       117,807
                                                   ------------  ------------
                                                      333,157       278,764
                                                   ------------  ------------
Cost of revenues:
   Cost of Document Management Solutions              108,169        63,222
   Cost of Field Services                              27,997        28,809
   Cost of Systems and Supplies                        62,939        74,486
                                                   ------------  ------------
                                                      199,105       166,517
                                                   ------------  ------------

   Gross Profit                                       134,052       112,247

Operating expenses:
   Research & development                               7,637         6,982
   Selling, general and administrative expenses        69,352        65,918
   Amortization of reorganization asset                52,984        53,423
   Amortization of intangible assets                   14,989         7,858
   Restructuring charges                                  ---         8,494
                                                   ------------  ------------

   Operating loss from continuing operations          (10,910)      (30,428)
                                                   ------------  ------------

Other income (expense):
   Interest income                                      1,505         1,802
   Interest expense and fee amortization              (30,396)      (24,440)
   Other                                                 (816)         (843)
                                                   ------------  ------------
                                                      (29,707)      (23,481)
                                                   ------------  ------------
   Loss from continuing operations before
     income taxes                                     (40,617)      (53,909)
Provision for income taxes                              5,194           640
                                                   ------------  ------------
   Loss from continuing operations                    (45,811)      (54,549)
Income from discontinued operations, net of taxes         809         1,577
Gain on sale of discontinued operations, net of
   taxes                                                3,056           ---
                                                   ------------  ------------
   Loss before extraordinary loss                     (41,946)      (52,972)
Extraordinary loss on extinguishment of debt              ---        (1,857)
                                                   ------------  ------------
   Net loss                                        $  (41,946)   $  (54,829)
                                                   ============  ============

Basic and diluted loss per share from continuing
   operations                                      $    (3.21)   $    (3.92)
Income per share from discontinued operations            0.06          0.11
Gain on sale of discontinued operations, net of
   taxes                                                 0.21           ---
Extraordinary loss on extinguishment of debt              ---         (0.13)
                                                   ------------  ------------
Basic and diluted net loss per share               $    (2.94)   $    (3.94)
                                                   ============  ============

Shares used  to compute basic and diluted income
   (loss) per share                                    14,248        13,921
                                                   ============  ============

    See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Nine Months Ended
                                                           June 30,
                                                  ----------------------------
(in thousands)                                        1999          1998
                                                  -------------  -------------
Cash flows from operating activities:
   Net loss                                       $  (41,946)    $ (54,829)
   Adjustments to reconcile net loss to net
     cash provided by (used in) continuing
     operations:
    Income from discontinued operations                 (738)       (1,577)
    Gain on sale of discontinued operations
     and other assets                                 (3,485)          ---
    Depreciation and amortization                     82,875        74,893
    Extraordinary loss on extinguishment of debt         ---         1,857
    Non-cash compensation                                844           753
    Non-cash charge in lieu of taxes                   5,190           ---
    Other non-cash items                                 ---           435
      Restricted cash requirements                     3,721         3,148
      Change in assets and liabilities net of
        effects from acquisitions:
      Decrease (increase) in current assets and
        long-term receivables                          3,252       (10,727)
      Decrease in accounts payable and accrued
        expenses                                     (26,558)      (19,334)
      Decrease in other noncurrent liabilities          (223)         (650)
                                                  -------------  -------------
      Net cash provided by (used in) continuing
        operations                                    22,932        (6,031)
      Net operating cash provided by (used in)
        discontinued operations                        1,785          (946)
                                                  -------------  -------------
      Net cash provided by (used in)
        operating activities                          24,717        (6,977)
                                                  -------------  -------------
Cash flows from investing activities:
   Purchases of property, plant and equipment        (19,266)       (7,910)
   Capital expenditures of discontinued
     operations                                         (165)         (676)
   Proceeds from sale of discontinued
     operations and other assets                       39,887           --
   Payments to acquire companies and customer
     rights                                           (13,371)    (164,302)
                                                  -------------  -------------
      Net cash provided by (used in) investing
        activities                                     7,085      (172,888)
                                                  -------------  -------------
Cash flows from financing activities:
   Proceeds from the exercise of options and
     warrants                                          2,183         1,728
   Proceeds from employee stock purchases                782           906
   Repurchases of common stock                        (5,019)           --
   Proceeds from revolving line of credit and
     long-term borrowings                                 --       214,262
   Payments related to the issuance of debt               --        (4,769)
   Principal payments on long-term debt                 (169)      (78,484)
                                                  -------------  -------------
      Net cash provided by (used in) financing
        activities                                    (2,223)      133,643
                                                  -------------  -------------
Effect of exchange rate changes on cash                 (250)         (384)
                                                  -------------  -------------
Increase (decrease) in cash and cash equivalents      29,329       (46,606)
Cash and cash equivalents at beginning of period      17,721        58,060
                                                  -------------  -------------
Cash and cash equivalents at end of period          $ 47,050     $  11,454
                                                  =============  =============

    See the notes to the condensed consolidated financial statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH INVESTING ACTIVITIES (Unaudited):

                                                    Nine Months Ended June 30,
                                                  ---------------------------
  (Dollars in Thousands)                              1999          1998
                                                  ------------- -------------
  Cash paid for interest                          $   34,114    $  26,687
                                                  ============= =============
  Cash paid for income taxes                      $    4,525    $   2,599
                                                  ============= =============
  Assets acquired by assuming liabilities         $    1,885    $  11,580
                                                  ============= =============
 Common stock issued as incentive compensation    $      ---    $     584
                                                  ============= =============






                         ANACOMP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                                EQUITY (DEFICIT)
                                   (Unaudited)

                                       Cap. in
                                        excess   Cum. trans-
(in thousands)                 Common     of       lation     Accum.
                               Stock   Par value  adjstmnt.  Deficit    Total
                              ------- ---------  ---------- ---------- --------
Balance at September 30, 1998  $ 143  $109,486   $   447    $(157,568) $(47,492)
  Common stock issued for the
exercise of options and warrants  --     2,183        --           --     2,183
  Common stock issued for
   employee stock purchases        1       781        --           --       782
  Common stock repurchased        (2)   (5,017)       --           --    (5,019)
  Translation adjustment          --        --    (3,990)          --    (3,990)
  Net loss for nine months        --        --        --      (41,946)  (41,946)
                              ------- ---------  ---------- ---------- --------
Balance at June 30, 1999       $ 142  $107,433   $(3,543)   $(199,514) $(95,482)
                              ======= =========  ========== ========== ========

See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                                  INCOME (LOSS)
                                   (Unaudited)


                                            Three Months Ended
                                                 June 30,
                                   ------------------------------------
     (in thousands)                     1999                1998
                                   -----------------  -----------------
     Net loss                      $   (12,555)       $   (23,606)
     Translation adjustment             (1,282)              (459)
                                   -----------------  -----------------
     Comprehensive loss            $   (13,837)       $   (24,065)
                                   =================  =================


                                            Nine Months Ended
                                                 June 30,
                                   ------------------------------------
     (in thousands)                     1999                1998
                                   -----------------  -----------------
     Net loss                      $   (41,946)       $   (54,829)
     Translation adjustment             (3,990)              (578)
                                   -----------------  -----------------
     Comprehensive loss            $   (45,936)       $   (55,407)
                                   =================  =================







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

Note 3.  Reorganization Asset

As of May 31, 1996, the Company adopted Fresh Start Reporting, which resulted in material changes to the consolidated balance sheet - including the valuation of assets, intangible assets, and liabilities at fair market value, and the valuation of equity based on the appraised reorganization value of the ongoing business. The net result of the valuations was that the Company recognized an asset captioned "Reorganization value in excess of identifiable assets" ("Reorganization Asset") totaling $267.5 million as of May 31, 1996. Net of accumulated amortization, the Reorganization Asset was $25 million at June 30, 1999. The Reorganization Asset is being amortized over a three and one-half year period beginning May 31, 1996 and will be fully amortized by November 30, 1999.

Reorganization Asset amortization was $53.0 million and $53.4 million for the nine-month periods ended June 30, 1999 and 1998, respectively. On a pro forma basis for the nine-month periods ended June 30, 1999 and 1998, excluding
Reorganization Asset amortization, the Company would have reported income from continuing operations as follows:

                        Pro Forma Condensed Consolidated Statement of Operations

                                                      Nine months ended
                                                           June 30,
                                                  ---------------------------
                                                      1999          1998
                                                  ------------- -------------

   Pro forma income (loss) from continuing
   operations                                     $      7,173  $    (1,126)
                                                  ============= =============

   Pro forma basic earnings (loss) per share
   from continuing operations                     $       0.50  $     (0.08)
                                                  ============= =============

   Pro forma diluted earnings (loss) per share
   from continuing operations                     $       0.47  $     (0.08)
                                                  ============= =============



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

Note 5.  First Image Acquisition

Effective June 1, 1998, the Company completed its acquisition (the "Acquisition") of assets constituting substantially all of the business and operations (the "First Image Businesses") of First Image Management Company ("First Image"), a division of First Financial Management Corporation ("FFMC"), which in turn is a wholly owned subsidiary of First Data Corporation. The Company also assumed substantially all of the ongoing liabilities of the First Image Businesses. The purchase price paid by the Company to FFMC was $150 million, although a post-closing adjustment resulted in FFMC returning to the Company $4.4 million to reflect a shortfall in the agreed-upon working capital for the First Image Businesses. The Acquisition was accounted for as a purchase and the excess of the purchase price over the estimated fair value of net assets acquired (referred to as "goodwill") approximated $100 million, which is being amortized over a 15-year period on a straight-line basis.

The First Image Businesses consisted of (i) image access services, primarily Computer Output to Microfilm ("COM") and Compact Disc ("CD") services (the "IAS Business"), (ii) document print and distribution services such as laser print and mail and demand publishing services (the "DPDS Business"), and (iii) document acquisition services such as health care and insurance claims entry and data capture services (the "DAS Business"). The Company sold the DPDS Business and the DAS Business during the three-month period ended September 30, 1998. The Company retained and continues to operate the IAS Business, whose revenues and earnings are included in the Company's results of operations for the nine months ended June 30, 1999.

Note 6.  Inventories
                                                    June 30,    September 30,
                                                      1999         1998
                                                  ------------ --------------
  Finished goods                                  $   10,912   $    9,248
  Work in process                                      1,222        2,071
  Raw materials and supplies                           5,750        5,166
                                                  ------------ --------------
                                                  $   17,884   $   16,485
                                                  ============ ==============

Note 7.  Income Taxes

The Company's amortization of the Reorganization Asset is not deductible for income tax purposes. Accordingly, the Company incurs income tax expense even though it reports a pre-tax loss due to such amortization.

For the nine months ended June 30, 1999 and 1998, income tax expense is reported for the Company based upon an estimated effective tax rate of 42% of pretax income before amortization of the Reorganization Asset. For the nine months ended June 30, 1999, the limited tax benefit of the U.S. Federal net operating loss carryforwards ("NOL") of the Company resulted in a reduction of $5.2 million in the Company's U.S. Federal income tax liability.

Note 8.  Loss Per Share

Basic earnings (loss) per share is computed based upon the weighted average number of shares of the Company's common stock outstanding during the period presented. Diluted earnings (loss) per share is computed based upon the weighted average number of shares of common stock outstanding and dilutive common stock equivalents during the period presented. Common stock equivalents include options granted under the Company's stock option plans using the treasury stock method and shares of common stock expected to be issued under the Company's employee stock purchase plan. Common stock equivalents were not used to calculate diluted earnings (loss) per share because of their anti-dilutive effect. There are no reconciling items in calculating the numerator for basic and diluted earnings (loss) per share for any of the periods presented.

Note 9.  Acquisitions

During the nine months ended June 30, 1999, the Company acquired the customer bases and other specified assets of ten businesses. Total consideration paid at the closings of the acquisitions was $13.4 million, of which approximately $10.2 million was assigned to goodwill. Three of the acquisition agreements include provisions for contingent cash payments of up to approximately $0.7 million in the aggregate.

On July 30, 1999, the Company acquired the stock of Litton Adesso Software, Inc. ("Adesso") from TASC, Inc. for a payment at the closing of $15 million. The agreement also included a provision for a post-closing purchase price adjustment to reflect any change in the agreed-upon working capital for Adesso, as well as a provision for an additional payment to TASC of up to $2.1 million if Adesso's revenues exceed a target amount for the year ended July 31, 1999.

Note 10.  Sale of Magnetics Solutions Division

In February 1999, the Company adopted a plan to dispose of its Magnetics Solutions Group Division ("the Magnetics Division"), and on April 28, 1999, the Company signed a definitive agreement to sell the Magnetics Division. The sale was effective May 1, 1999, and the final price of $40 million included $37 million in cash at closing, a $3 million subordinated note, and incentive payments based upon sales of magnetic media products to the Company's customer base over the next two years. The Company recognized a gain after taxes of approximately $3.1 million in the third quarter as a result of the sale.

The assets and liabilities of the Magnetics Division have been reported separately as "Net assets of discontinued operations" in the restated condensed consolidated balance sheet as of September 30, 1998. The net assets of the Magnetics Division are summarized as follows (in thousands):

                                                September 30,
                                                    1998
                                               --------------
Accounts and notes receivable                  $   15,821
Inventories                                        12,133
Property and equipment                              6,657
Reorganization value in excess of
  identifiable assets                               4,412
Other assets                                          232
Accounts payable and other accrued liabilities     (9,316)
                                               --------------
Net assets                                     $   29,939
                                               ==============


Similarly, the results of operations of the Magnetics Division have been reported separately as "Income from discontinued operations, net of income taxes" in the condensed consolidated statements of operations for the periods ended June 30, 1999 and 1998.

The operating results of the discontinued operations are summarized as follows (in thousands):

                       Three       Three        Six         Nine
                       Months      Months      Months       Months
                       Ended       Ended       Ended        Ended
                      June 30,    June 30,    March 31,    June 30,
                        1999        1998       1999         1998
                     ----------   ---------  ----------  -----------
Revenues             $     ---    $  26,046  $  50,544   $  77,664
                     ==========   =========  ==========  ============

Operating income     $     ---    $   1,671  $   2,763   $   4,755
Income taxes               ---        1,095      1,954       3,178
                     ----------   ---------  ----------  ------------
Net income (loss)    $     ---    $     576  $     809   $   1,577
                     ==========   =========  ==========  ============

Note 11.  Research and Development

                       Three Months Ended        Nine Months Ended
                            June 30,                 June 30,
                     ----------------------  -----------------------
                         1999        1998       1999         1998
                     -----------  ---------  ----------  -----------
Digital              $   2,614    $     690  $   5,013   $   2,072
COM and other              637        1,586      2,624       4,910
                     -----------  ---------  ----------  -----------
Total                $   3,251    $   2,276  $   7,637   $   6,982
                     ===========  =========  ==========  ===========

Note 12.  Stock Repurchase Program

During the third quarter of 1999, the Company repurchased 160,400 shares of its common stock in accordance with a previously announced stock buyback program. These purchases bring the total purchases during the year to approximately 535,000 shares.

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

Pro Forma Statements of Operations

      As of May 31, 1996, the Company adopted Fresh Start Reporting, which resulted in material changes to the consolidated balance sheet. See Note 3 to the accompanying condensed consolidated financial statements for a description of the Company's Reorganization Asset. To facilitate a better understanding of the Company's operating performance after the Reorganization Asset is fully amortized, pro forma condensed consolidated statements of operations for the three and nine months ended June 30, 1999 and 1998 have been presented below. The only difference from the Company's reported results is a pro forma adjustment to exclude the amortization of the Reorganization Asset.

           PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                           Three Months Ended June 30,
                                      ------------------------------------
(in thousands, except per share            1999               1998
amounts)                              ----------------- ------------------
Revenues                              $ 106,250  100.0% $  94,976   100.0%

Operating costs and expenses             93,819   88.3%    84,406    88.9%
Restructuring charges                       ---             8,494     8.9%
                                      ----------        ---------
Total operating costs and expenses       93,819            92,900    97.8%

Operating income from continuing
   operations                            12,431   11.7%     2,076     2.2%
                                      ----------        ---------

Income (loss) from continuing
   operations                             1,482    1.4%    (4,518)   (4.8%)
Gain on Sale of discontinued
   operations, net of taxes               3,056               ---
Income from discontinued operations,
   net of taxes                             ---               576
Loss on extinguishment of debt              ---            (1,857)
                                      ------------       ------------
Net income (loss)                    $    4,538          $ (5,799)
                                      ============       ============

Basic income per share from
   continuing operations              $     0.10         $   0.03
                                      ============       ============

Diluted income per share from
   continuing operations              $     0.10         $   0.03
                                      ============       ============

Shares used to compute basic income
   per share                              14,244            14,078
                                      ============       ============
Shares used to compute diluted
   income per share                       15,194            15,028
                                      ============       ============

                                           Nine Months Ended June 30,
                                      ------------------------------------
(in thousands, except per share              1999               1998
amounts)                              ----------------- ------------------
Revenues                              $  333,157 100.0% $   278,764 100.0%

Operating costs and expenses             291,083  87.4%     247,275  88.7%
Restructuring charges                        ---              8,494   3.1%
                                      ------------       ------------
Total operating costs and expenses       291,083  87.4%     255,769  91.8%

Operating income from continuing          42,074  12.6%      22,995   8.2%
   operations                         ------------       ------------

Income (loss) from continuing
   operations                              7,173   2.2%      (1,126)  0.4%
Gain on Sale of discontinued
   operations, net of taxes                3,056                ---
Income from discontinued operations,
   net of taxes                              809              1,577
Loss on extinguishment of debt               ---             (1,857)
                                      ------------       ------------
Net income (loss)                     $   11,038         $   (1,406)
                                      ============       ============

Basic income per share from
   continuing operations              $     0.50         $     0.08
                                     ============       ============

Diluted income per share from
   continuing operations              $     0.47         $     0.08
                                     ============       ============

Shares used to compute basic income
   per share                              14,248             13,921
                                     ============       ============
Shares used to compute diluted
   income per share                       15,198             13,921
                                     ============       ============


Results of Operations

Three Months Ended June 30, 1999 vs. Three Months Ended June 30, 1998

     General. Anacomp reported a net loss of $12.6 million for the three months ended June 30, 1999, compared to a net loss of $23.6 million for the three months ended June 30, 1998. Earnings from continuing operations before interest, other income, taxes, depreciation, amortization and restructuring charges ("EBITDA") were $23.1 million, or 21.7% of revenues, for the three months ended June 30, 1999. This compares to EBITDA of $17.0 million, or 17.9% of revenues, for the three months ended June 30, 1998.

     As a result of the divestiture of its Magnetics Division, the Company has reorganized it's internal and public reporting around three primary lines of business. Document Management Solutions ("DMS"), which includes analog and digital services as well as software solutions; Field Services, which include COM and third-party maintenance services; and Systems and Supplies, which includes both COM and digital hardware plus related supplies.

     Revenues. The Company's DMS revenues in the third quarter of 1999 increased 33.8%, or $13.7 million versus the third quarter of 1998. This was primarily the result of the inclusion of the IAS Business operating results for the three months ended June 30, 1999 versus one month for the similar period in 1998. In addition, digital service revenues increased in 1999 due to an increase in the number of images produced.

     The Company's Field Services revenues in the third quarter of 1999 decreased 2.7% or $0.5 million versus the third quarter of 1998, with decreases in COM maintenance revenue largely offset by increases in third party maintenance revenue.

      The Company's Systems and Supplies revenues in the third quarter of 1999 decreased 5.2% or $1.9 million versus the third quarter of 1998. This was primarily the result of the Company's discontinuance of the sale of duplicate microfilm to the reseller market.

      Gross Margins. The Company's gross margin increased 14.3% from $37.9 million (39.9% of revenues) for the three months ended June 30, 1998, to $43.3 million (40.7% of revenues) for the three months ended June 30, 1999. The increase in gross margins was largely the result of increases in Systems and Supplies margins related to increased hardware sales.

     Research and development. Research and development expense in the third quarter of 1999 increased 42.8% compared to the third quarter of 1998. This was due to increased spending of $1.9 million in the development of digital services, which was partially offset by a $0.9 million reduction in spending for the development of COM system capabilities.

     Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses increased 1.7% from $21.9 million (23.0% of revenues) for the three months ended June 30, 1998 to $22.2 million (20.9% of revenues) for the three months ended June 30, 1999. This increase is primarily the result of operating costs of the IAS Business and of costs related to new strategic marketing initiatives. SG&A costs, as a percentage of revenues, decreased 2.1 percentage points, primarily because of the added IAS Business sales volume.

     Amortization of intangible assets. Amortization of intangible assets increased 68.3% from $3.2 million (3.3% of revenues) for the three months ended June 30, 1998, to $5.4 million (5.0% of revenues) for the three months ended June 30, 1999. This increase is principally the result of the amortization of goodwill associated with the IAS Business acquisition in fiscal year 1998 and with the ten acquisitions completed in fiscal year 1999.

     Interest Expense. Interest expense increased 18.2% from $8.6 million for the three months ended June 30, 1998, to $10.1 million for the three months ended June 30, 1999. This increase was the result of additional borrowings used to finance the IAS Business acquisition.

      Provision for Income Taxes. The Company's effective tax rate remained at 42% of taxable income for both periods presented. See Note 7 to the accompanying condensed consolidated financial statements for a further discussion.

     Discontinued Operations. During the second quarter of 1999, the Company adopted a plan to dispose of its Magnetics Division. For financial reporting purposes the disposal was effective as of the end of the second quarter 1999. As a result, the third quarter Magnetics Division loss from operations of $71 thousand has been included in the calculation of the gain from the sale of discontinued operations. The Magnetics Division operating income was $576 thousand during the third quarter of 1998.

Nine Months Ended June 30, 1999 vs. Nine Months Ended June 30, 1998

      General. Anacomp reported a net loss of $41.9 million for the nine months ended June 30, 1999, compared to a net loss of $54.8 million for the nine months ended June 30, 1998. EBITDA was $71.9 million, or 21.6% of revenues, for the nine months ended June 30, 1999. This compares to EBITDA of $49.1 million, or 17.6% of revenues for the nine months ended June 30, 1998.

     Revenues. The Company's continuing revenues increased 19.5% from $278.8 million for the nine months ended June 30, 1998, to $333.2 million for the nine months ended June 30, 1999. The Company experienced increased revenues in its DMS line of business and decreased revenues in its Systems and Supplies business.

     The increase in DMS revenues resulted primarily from the June 1, 1998 acquisition of the IAS Business and the inclusion of its operating results for the nine months ended June 30, 1999. Digital Service revenues, which are included in DMS, increased 255% from the prior year to $20.4 million for the nine months ended June 30, 1999.

      The decrease in Systems and Supplies revenues was the result of the Company's discontinuance of the sale of duplicate microfilm to the reseller market, as well as declining sales of original COM microfilm and duplicate microfilm, which is consistent with the gradual decline of COM units in service worldwide.

      Gross Margins. The Company's gross margins increased 19.4% from $112.2 million (40.3% of revenues) for the nine months ended June 30, 1998, to $134.1 million (40.2% of revenues) for the nine months ended June 30, 1999.

     DMS margins, as a percentage of revenue, decreased 3.5 percentage points from 1998 to 1999. This decrease was the result of decreases in average selling prices and because of costs incurred for the consolidation of IAS Business data centers. Field Services margins, as a percentage of revenue, increased 1.5 percentage points from 1998 to 1999 principally, of a reduction in related operating costs. Systems and Supplies gross margins, as a percentage of revenue, increased 4.2 percentage points because of increased hardware sales.

     Research and development. Research and development expense increased 9.4% from $7.0 for the nine months ended June 30, 1998, to $7.6 million for the nine months ended June 30, 1999. This increase reflects a $2.9 million increase in spending for the development of digital services, which was offset partially by a $2.3 million reduction in spending for the development of COM system capabilities. The Company expects to continue to increase its investment in the digital services area.

      Selling, general and administrative expenses. SG&A expenses increased 5.2% from $65.9 million (23.6% of revenues) for the nine months ended June 30, 1998 to $69.4 million (20.8% of revenues) for the nine months ended June 30, 1999. This increase in expense resulted primarily from operating costs of the IAS Business and costs related to new strategic marketing initiatives. SG&A costs, as a percentage of revenues, decreased 2.8 percentage points primarily because of the added IAS Business sales volume.

     Amortization of intangible assets. Amortization of intangible assets increased 90.7% from $7.9 million (2.8% of revenues) for the nine months ended June 30, 1998, to $15.0 million (4.5% of revenues) for the nine months ended June 30, 1999. This increase is primarily related to the amortization of goodwill associated with the IAS Business acquisition in fiscal year 1998 and with the ten acquisitions completed in fiscal year 1999.

     Interest Expense. Interest expense increased 24.4% from $24.4 million for the nine months ended June 30, 1998, to $30.4 million for the nine months ended June 30, 1999. This increase was the result of additional borrowings used to finance the acquisition of the IAS Business.

     Provision for Income Taxes. The Company's effective tax rate remained at 42% of taxable income for both periods presented. See Note 7 to the accompanying condensed consolidated financial statements for a further discussion.

     Discontinued Operations. During the second quarter of 1999 the Company adopted a plan to dispose of its Magnetics Division. For financial reporting purposes the disposal was effective as of the end of the second quarter 1999. The Magnetics Division recognized income from operations for the six months ended March 31, 1999 of $809 thousand. The Magnetics Division operating income was $1,577 thousand during the nine months ended June 30, 1998.

Liquidity and Capital Resources

     Anacomp's working capital at June 30, 1999 was $34.0 million, compared to $27.2 million at September 30, 1998. Net cash provided by continuing operations was $22.9 million for the nine months ended June 30, 1999, compared to a use of $6.0 million in cash in the comparable prior period. The current period benefited from improved operating results over 1998 and an increase in depreciation and amortization of approximately $8.0 million, which was primarily the result of increased goodwill and depreciable assets from the IAS Business acquisition. The current period also benefited from a $5.2 million non-cash charge for taxes resulting from the utilization of a net operating loss carry-forward.

     Net cash from investing activities was $7.1 million in the current period, compared to the use of cash of $172.9 million in the comparable prior period. The cash from investing activities in the current year was primarily the result of the proceeds from the sale of the Magnetics division, compared to the use of capital needed to acquire the IAS Business in 1998.

     Net cash used in financing activities was $2.2 during the nine months ended June 30, 1999. This reflected the Company's stock buyback of $5.0 million of Company common stock, which was offset by proceeds from the exercise of options, warrants and employee stock purchases. Net cash provided by financing activities was $133.6 million for the nine months ended June 30, 1998, due to the issuance of subordinated debt to finance the acquisition of the IAS business.

      The Company's cash balance (including restricted cash) as of June 30, 1999 was $47.6 million compared to $22.0 million at September 30, 1998. The Company also has available a $75 million revolving credit facility. There were no amounts outstanding under the revolving credit facility as of June 30, 1999.

     The Company has significant debt service obligations. As of June 30, 1999, the Company had $335 million of 10-7/8% Senior Subordinated Notes outstanding, which are due in April 2004. The ability of the Company to meet its debt service and other obligations will depend upon its future performance and is subject to financial, economic and other factors, some of which are beyond its control. However, the Company believes that cash generated from operations, cash on hand, and cash available under its revolving credit facility will be sufficient to fund its debt service requirements, acquisition strategies, and working capital requirements in the foreseeable future.

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

      The implementation phase of the Company's year 2000 project depends upon the response of the Company's customers who may require upgrades or migration paths. Anacomp has communicated in writing, sometimes on multiple occasions, with all known customers of many products and has no reason to believe that all customers who require upgrades or migration will not receive them. To this end, Anacomp has offered and continues to offer financial incentives to encourage early responses and avoid peak demand loads, although no assurance can be made that the demand will be spread sufficiently to eliminate delays in implementation. Customers who refuse to upgrade are asked to sign a release of year 2000 liability for the benefit of Anacomp. Anacomp has also launched its "Analog as a Fail Safe" campaign to educate customers about the value of microfilm as a way to minimize the risk of the year 2000. Although customers may divert expenditures away from these products and services in order to fund other year 2000 remediation, Anacomp encourages customers to consider these products and services as a cost-effective backup to digital storage because the retrieval of data stored on microfilm does not require digital technology.

      Anacomp has categorized approximately 850 of its suppliers into one of four categories depending upon the criticality of the product or service and the amount of time necessary to implement the contingency plans which Anacomp has identified. If a supplier does not declare its readiness to Anacomp in enough time to permit implementation of its contingency plans before December 31, 1999, Anacomp may replace the supplier, have the supplier hold additional inventory of the supplier's products, or implement alternative contingency plans depending upon the product or service provided.

      As of June 30, 1999, Anacomp had received written responses to Anacomp's year 2000 readiness questionnaire from approximately 98% of the 165 suppliers, which Anacomp deems critical to its operations. Anacomp has either received declarations of readiness from, or established contingency plans for, all critical suppliers. For example, Anacomp is currently interviewing alternative sources of key products as part of its contingency planning but has no reason to believe that any of its critical suppliers will not be ready in time. Anacomp continues to monitor the readiness of its critical and non-critical suppliers.

      For those Anacomp products that incorporate the products of a third party supplier, Anacomp continues to request that its suppliers disclose test procedures and results. Anacomp has also requested that its vendors in the human resources area, such as its retirement, health and insurance providers, respond in writing as to their readiness, but there can be no assurance that such vendors will either respond or achieve readiness in a timely fashion. The contingency planning for these vendors is based upon their level of criticality and in some cases requires manual processing of claims or replacement of the vendor.

      Anacomp has identified all internal software and hardware products used in its corporate headquarters in San Diego, California, including those used to assimilate and report financial information and to handle billing, collections and electronic commerce. In those instances where remediation or renovation was required, Anacomp has either completed or has nearly completed such remediation or renovation. Anacomp is in the process of completing the documentation of such efforts for its year 2000 archives. All critical building facilities at the Company's San Diego headquarters have been assessed, remediated, tested and, where necessary, changes have been implemented, except for the headquarters' HVAC and door-entry security systems, which are scheduled to be replaced by the end of the fiscal year.

      The Company continues to develop new products and services and acquire new businesses. Anacomp develops and tests each new product, sometimes with the assistance of an outside consultant, for year 2000 readiness. Businesses that Anacomp acquires are subject to the same assessment, remediation, testing and implementation phases as those described above.

      Costs. Anacomp estimates that total expenditures on its year 2000 project, including costs of outside parties such as consultants and attorneys, costs of hardware and software remediation, internal labor, travel and out of pocket expenses, will total approximately $0.3, $2.3, and $1.5 million in fiscal year 1997, 1998, and 1999, respectively. These figures include estimates from the engineering, manufacturing, legal and information technology departments of the Company.

      Risks. There can be no assurance that the Company and its vendors and suppliers will be able to identify all year 2000 issues before problems manifest themselves or to complete all remediation in the required time frame. Further, it is possible that the future level of expenses in the Company's remediation efforts could rise significantly.

      The Company relies upon the continuous provision of services from third parties such as electrical and telecommunication utilities around the world, and the Company plans to enhance its electronic data transmission capabilities. Any sustained disruption of such service or capability could adversely impact the Company's ability to operate its business.

      Finally, there can be no assurance that, if left unremedied, the products or services that the Company sells or distributes would remain competitive in the marketplace or the products that the Company uses internally would not have a material effect upon the ability of the Company to report its financial results.

      Contingency Plans. In those instances where the Company determines that year 2000 problems with its operational facilities may not be identified or remediated in time, the Company believes that its business will still be able to function without substantial interruption. For example, the Company has prepared a contingency plan which will enable data centers which experience a loss of power due to a third party utility's failure to identify or remediate an isolated year 2000 problem to shift work to another data center without substantial interruption. The plan includes the potential replacement of electronic transmission of data with manual delivery of data upon completion of certain modifications. In those instances where an installed COM customer experiences a year 2000 problem while operating its own COM equipment, Anacomp will offer its COM services to the customer at one of its data centers upon completion of certain modifications. This seamless nature of many of Anacomp's products and services forms the basis of Anacomp's ongoing contingency planning.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      The Company does not have any significant financial instruments other than fixed rate indebtedness. The general level of U.S. interest rates, the LIBOR rate or both affects the Company's revolving credit facility. However, the Company had no amounts outstanding under this revolving credit facility on June 30, 1999.

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

     On August 29, 1997, Access Solutions International, Inc. ("ASI") filed a complaint for patent infringement in the U.S. District Court, District of Rhode Island, against Data/Ware Development, Inc. ("Data/Ware"), of which Anacomp is the successor by merger, and The Eastman Kodak Company ("Kodak"). The complaint seeks injunctive relief and unspecified damages, including attorney's fees, for the alleged infringement by Data/Ware and Kodak of ASI's United States Letters Patent No. 4,775,969 for "Optical Disk Storage Format, Method and Apparatus for Emulating a Magnetic Tape Drive" and No. 5,034,914 for "Optical Disk Storage Method and Apparatus with Buffered Interface." The Company has assumed the defense of this matter on behalf of both Data/Ware and Kodak. Discovery in this case continues, with any trial to occur probably not before the fourth calendar quarter of 1999. Although there can be no assurance as to the eventual outcome of this matter, the Company believes that it has numerous meritorious arguments and intends to pursue them vigorously.

     In a related matter, the Company has brought a lawsuit in California State court against the principal shareholder of Data/Ware, seeking to enforce that shareholder's obligation to indemnify the Company in the ASI litigation. The state court recently granted the Company's motion for summary adjudication of the shareholder's duty to fund most of the defense of the ASI case, a decision which the shareholder is contesting. Discovery in the state court litigation continues.

Item 2.  Changes in Securities and Use of Proceeds.

(c) Unregistered Securities - Pursuant to the 1996 Non-employee Director Stock Option Plan (Amended and Restated as of December 1, 1997), non-employee directors of the Company may elect to receive their annual retainer in the form of options to acquire common stock of the Company. Pursuant to such elections, during the three-month period ending June 30, 1999, an aggregate of 1,875 options was granted to directors in lieu of aggregate cash compensation of $9,375. The issuance of such options was effected in reliance upon the private placement exemption set forth in
     Section 4 (2) of the Securities Act of 1933 (the "Securities Act"), as amended, on the basis of the directors' familiarity with the business and affairs of the Company. No underwriting fees or discounts were applicable to the transactions. The options are first exercisable six months after the date of grant and remain exercisable through the tenth anniversary of the grant date, at an exercise price of $16.0625 per share.

     On May 3, 1999, the Company's Board of Directors approved the issuance of 14,400 unregistered shares of Anacomp common stock to a former shareholder of WorkSmart, Incorporated ("WorkSmart"), whose stock the Company acquired in January 1998, in fulfillment of the Company's obligation to pay the shareholder additional consideration for his WorkSmart shares. The issuance of the Anacomp shares to the former WorkSmart shareholder was effected in the reliance upon the private placement exemption set forth in Section 4(2) of the Securities Act, on the basis of the familiarity of such shareholder and his adviser with the business and affairs of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibit 27.1 - Financial Data Schedule.

(b) On June 25, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission related to the sale of the Magnetics Division.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                ANACOMP, INC.



                                                /s/ David B. Hiatt
                                                David B. Hiatt
                                                Executive Vice President and
                                                  Chief Financial Officer
Date: August 13, 1999