Form 10-K405
period 1999-09-30
ANACOMP INC
filed 1999-12-28
CIK 6260

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                                       or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of November 30, 1999, was approximately $176,130,883 (based upon the closing price for shares of the registrant's common stock as reported by the NASDAQ National Market for November 29, 1999, the last trading day prior to that date). Shares of common stock held by each of the registrant's officers and directors, and by a certain holder of more than 10% of the registrant's outstanding common stock, have been excluded in that such persons may be deemed to be affiliates of the registrant; however, this determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant's common stock, $.01 par value, as of November 30, 1999 was 14,341,039 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2000 Annual Meeting of Shareholders are incorporated herein by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended September 30, 1999.

                                  ANACOMP, INC.

                                    FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                              Page
                                                                              ----
PART I
  Item 1    Business                                                            1
  Item 2    Properties                                                         10
  Item 3    Legal Proceedings                                                  10
  Item 4    Submission of Matters to a Vote of Security Holders                11

PART II
  Item 5    Market for the Registrant's Common Equity and Related
            Stockholder Matters                                                13
  Item 6    Selected Consolidated Financial Data                               14
  Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                15
  Item 7A   Quantitative and Qualitative Disclosures About Market Risks        21
  Item 8    Financial Statements and Supplementary Data                        21
  Item 9    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                                21

PART III
  Item 10   Directors and Executive Officers of the Registrant                 22
  Item 11   Executive Compensation                                             22
  Item 12   Security Ownership of Certain Beneficial Owners and Management     22
  Item 13   Certain Relationships and Related Transactions                     22

PART IV
  Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K    23
            Signatures                                                         26

                                     PART I

ITEM 1.  BUSINESS

         Certain statements in this Item 1, "Business", and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Anacomp, Inc. ("Anacomp" or the "Company"), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include among others: general economic and business conditions; industry trends; industry capacity; competition; raw materials costs and availability;
currency fluctuations; the loss of any significant customers; changes in business strategy or development plans; successful development of new products; availability, terms and deployment of capital; ability to meet debt service obligations; availability of qualified personnel; changes in, or the failure or inability to comply with, government regulations; and other factors referenced in this report. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions or statements regarding future periods are intended to identify forward-looking statements. All forward-looking statements are inherently uncertain as they involve substantial risks and uncertainties beyond the Company's control. The Company undertakes no obligation to update or revise any forward-looking statements for events or circumstance after the date on which such statement is made. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors. Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

DOCUMENT MANAGEMENT INDUSTRY

         The document-management industry provides businesses and other organizations with services and products for storing, distributing and accessing documents. Today, the rapid increase in the number of documents generated in both commercial and non-commercial sectors and the rapid advance of digital technologies are fueling swift growth in this industry. Leading analysts estimate that the overall document-management market exceeded $10 billion in 1999 and project a compound annual growth rate of more than 20% over the next five years.

         Industry experts identify several key trends that are shaping the document-management industry. One of these trends is that organizations want to access and utilize the knowledge embedded in the billions of documents they create, process and store. Increasingly, organizations want instant, reliable access to the information they need, and they want that information delivered to their personnel via the Internet, intranets or extranets, for use with desktop browsers. Many organizations also want to provide this web-based access to their customers via the Internet. This trend is leading many organizations, especially document-intensive commercial entities, to re-evaluate their document-management requirements and implement web-based solutions to meet those requirements.

         Another trend shaping the document-management industry is the increasing popularity of outsourcing. In general, by outsourcing non-core business functions, an organization can increase its focus on its core competencies while taking advantage of the expertise and economies of scale offered by dedicated service providers. For many organizations, the document-management function is an excellent candidate for outsourcing. By choosing an outsource solution over an in-house system, the organization can obtain superior capabilities, reduce operational and capital costs, have faster time-to-market, and avoid the challenge of keeping pace with changes in technology and user requirements. Many industry experts believe that outsource-service providers with the expertise and resources to provide a complete, cost-effective document-management solution will gain an increasing share of the market in coming years.

         A third trend shaping the document-management industry is heightened focus on application-specific solutions. Organizations are no longer content with generic document-management products or services; they demand solutions tailored to the specific tasks their personnel and customers perform, including the ability to have appropriate business information easily available in customer interactions. As a result, leading document-management providers are analyzing their customers' key business processes, particularly interactions with the end-customer, and developing solutions tailored to those processes.

         In response to these trends, expert Application Service Providers ("ASPs") have begun to offer Internet-based document-management solutions for specific business applications, provided as an outsource service. These web-based service solutions can provide an organization a significant competitive advantage by giving its personnel and customers superior access to information with lower cost and greater convenience than the organization could achieve with an in-house system.

OVERVIEW OF THE COMPANY

         Anacomp is one of the world's leading document-management providers, offering a broad range of document-management services and products. Building on three decades of experience in applying technology to solve organizations' document-management challenges, Anacomp specializes in using web-based and media-based technologies to help its customers maximize the value of their important documents.

BUSINESS STRATEGY

         In 1997, the Company developed a strategic plan, entitled Strategy 2000, to guide its activities for the next five years. The Company updates the plan continually to reflect changes in its business and markets. The plan currently sets forth these four strategic imperatives:

CAPITALIZE ON ITS BASE OF PREMIER CUSTOMERS, PROVIDING THEM WITH ADDITIONAL APPLICATIONS TAILORED TO THE SPECIFIC REQUIREMENTS OF THEIR VERTICAL MARKETS

         The Company has a large base of premier customers, particularly in the banking, insurance and brokerage sectors, with substantial and diverse document-management needs. These customers and other potential customers in these sectors, represent a prime opportunity for the Company. Through Anacomp's Work Smart Process-SM-, the Company works closely with customers to analyze their business requirements and processes, identify their full range of document-management needs, and provide effective solutions to meet those needs. The Company is currently expanding its range of outsource services, especially web-based applications for these key sectors, to meet its customers' full range of document-management needs. In this way, the Company expects to provide customers with the greatest value and maximize the Company's business with each customer.

BECOME THE WORLD'S LEADING APPLICATION SERVICE PROVIDER FOR DIGITAL DOCUMENT-MANAGEMENT SOLUTIONS

         In light of the three key business trends outlined above (Internet-based document management, outsourcing of non-core business functions, and focus on application specific solutions), the Company believes it has the opportunity to seize a leading position in the emerging Application Service Provider segment for document-management outsource services. The Company has three decades of experience in document-management outsourcing, and has acquired extensive expertise in the development and operation of web-based service solutions for specific business applications. Combining this experience and expertise in its Internet Document Services offering, the Company is pursuing this opportunity aggressively and in just one year has attained a leading position according to several industry analysts.

DELIVER CONSISTENT GROWTH IN REVENUE AND EARNINGS IN INTERNET DOCUMENT SERVICES-SM- AND DOCUMENT MANAGEMENT SOLUTIONS, WITH THE MAJORITY ON A RECURRING BASIS

         The Company places a strategic focus on providing document-management outsource services, especially in its key banking, insurance and brokerage market sectors. This service-based business model generates recurring revenue and earnings from long-term customer agreements. As the Company introduces new and expanded service solutions into its current customer base and acquires new customers for these solutions, the Company expects the growth of its service-based business to produce steadily increasing recurring revenue and earnings.

MAXIMIZE EARNINGS AND CASH FLOW FROM ITS TRADITIONAL BUSINESSES

         The Company maintains leading positions in its traditional document-management businesses: DatagraphiX - manufacturing hardware, providing supporting software systems and supplies - and providing field maintenance services. Although these businesses are mature, the Company intends to maximize earnings and cash flow through increased operational efficiencies and continued growth in overall market share. In addition, the Company is introducing new products and services in these businesses to generate new sources of revenue and earnings. These products and services are described in more detail in the next section.

LINES OF BUSINESS

         Having divested its Magnetics Division during fiscal 1999 (see Note 3 of the Notes to the Consolidated Financial Statements), the Company has progressively separated its activities into four essentially autonomous business units. These business units (or lines of business) are described below.

DOCUMENT MANAGEMENT SOLUTIONS BUSINESS UNIT

         The Company's primary business is document-management outsource services. Anacomp is a global leader in this business, with a 31-year tradition of service excellence and customer satisfaction. Through its worldwide network of document-processing service centers, the Company serves more than 7,000 outsource-service customers in the United States and Europe.

         Anacomp has industry-leading expertise and resources for analyzing businesses' specific document-management requirements and for designing, implementing and operating service solutions tailored to those requirements. To maintain these capabilities, Anacomp continually invests in developing new customer solutions and in upgrading its storage and delivery systems and infrastructure to take advantage of new technologies. To ensure its customers' continued success in today's dynamic business environment, Anacomp works closely with its customers to ensure that their document-management solutions continue to meet their changing requirements.

         The Company's principal business strategy is to capitalize on current trends in the document-management industry by providing its large base of premier customers with powerful, cost-effective, outsource-service solutions for on-line and media-based document management, tailored to their specific business applications.

         Anacomp's largest markets are the financial-services sectors of banking, brokerage and insurance, all of which offer significant growth opportunities. The Company is leveraging its traditional strength in these sectors by developing service-based solutions for their specific business applications. By providing ready access to critical documents such as policies, statements, invoices and reports, these application-specific solutions enable companies in these sectors to improve their competitiveness by reducing capital and operating costs, enhancing their business processes, and improving customer service.

         Anacomp provides online and media-based document-management services and integrated system solutions using unique consulting, software, and professional-service components. The offerings of this line of business are sold and supported by the Company's direct sales force in the United States and Europe. Document Management Solutions is expected to continue to be a growth area for the Company, largely due to its digital offerings, which accounted for approximately 23% of the total revenue in this line of business during fiscal 1999. The Company expects the contribution from its digital offerings in this line of business to increase as a percentage of total revenue.

         Services are provided through the Company's network of document-processing service centers in the U.S. and Europe, in which the Company currently processes more than two billion original pages, or "images" each month. The Company has consolidated its service-center network from 78 locations one year ago to 57 centers today. This consolidation has resulted in significant cost savings from increased operational efficiencies while maintaining a high level of service for its customers. At the same time, seeking to increase its outsource-service business in Europe, the Company continues to expand its service-center network in Europe through acquisitions of service providers in several countries.

         The Company's large customer base includes banks, brokerage firms, mutual funds, insurance companies, and to a lesser extent, utilities, telecommunications providers, retailers and other providers of business services. No single customer accounted for more than 5% of the Company's outsource-service revenues in fiscal 1999. The typical service contract with customers is exclusive, has a multi-year term with automatic renewal, and provides for usage-based monthly fees. The Company believes that approximately 75% of its outsource-service customers are under contract and estimates that approximately 90% of these contracts are renewed automatically.

         The Company plans to continue to expand its outsource-services business in both Internet-based and media-based solutions by capitalizing on its strong presence within its large, loyal customer base and its expertise in document-management technology and operations.

         CD DOCUMENT SERVICES. Anacomp offers industry-leading outsource services for storing, delivering and accessing documents using the Compact Disc-Recordable (CD-R) medium. Anacomp's CD Document Services offering is a consistently strong performer, growing an average of 25% per quarter over the past 12 quarters.

         This outsource service provides customers an easy-to-use, high-capacity, portable, standardized solution for document distribution, access and storage. In this service, customers provide invoices, reports, statements, policies, trade confirmations and other documents to the Company in electronic form. In its service centers, these electronic documents are indexed and written to compact disc (CD-R). Each disc also includes the Company's powerful Windows-Registered Trademark--based tools for accessing and viewing these documents. The customer needs no additional data or software to use the documents on a disc. The Company delivers the discs to the customer for use in various applications, including customer service, audit, analysis, and long-term archive.

         Since entering the emerging field of CD-based document management in 1995, the Company has quickly become what it believes to be the world's largest provider of CD-based services. Currently, the Company has approximately 1,000 customers for CD Document Services. The majority of these customers are in the U.S., currently representing 89% of the total revenue from CD Document Services.

         The Company's CD Document Services business has grown at a rate exceeding 100% per annum since its inception. In fiscal 1999, CD Document Services totaled $18 million in revenue. This growth is due primarily to aggressive marketing to both current and new customers. More than 400 of the 1,000 CD Document Services customers are new customers to Anacomp, significantly expanding its market presence and overall share.

         INTEGRATED SYSTEM SOLUTIONS. Through unique consulting, software and professional services, the Company provides integrated system solutions to customers to help them manage their documents. These capabilities are offered principally in the Company's European markets, where the outsourcing trend is not currently as strong as in the U.S. and where the Company is still building its outsource-services infrastructure.

         In fiscal 1999, the Company invested in both acquisitions and internal growth to build the capability to deliver complete digital system solutions in its European markets. The Company acquired a leading Swiss system integrator, BGIN Holding AG, complementing its existing digital services and systems business in Switzerland. The Company also acquired several smaller software development and integration businesses in the U.K. and Italy. In addition, the Company invested internally to grow both its document-management outsource services and its systems-integration capability in Europe. The Company has enjoyed particular success in Switzerland, Germany, Italy and the U.K. as a result of these efforts. Overall, the Document Management Solutions business in Europe grew by 80% in fiscal 1999.

         SOFTWARE AND INFRASTRUCTURE DEVELOPMENT. The Company also continued to make improvements in its Document Management Solutions infrastructure, with higher levels of automation in its document-processing service centers and advanced electronic communications with its customers. In addition, the Company continued to invest in its CD Document Services and ImageStar offering in Europe, including acquisition of non-exclusive source-code licenses from its primary software technology suppliers in these segments.

         COM DOCUMENT SERVICES. The Company remains the unchallenged world leader in Computer Output to Microfiche ("COM") services. With unsurpassed technological and operational expertise in COM Document Services, the Company images just under two billion original pages to microfiche each month for more than 6,500 customers around the world.

         This line of business grew substantially in fiscal 1999 compared to prior years as a result of the acquisition of First Image Management Company ("First Image") in June 1998. This acquisition brought the Company a large base of new customers, along with the accompanying recurring revenue and EBITDA (defined on page 15). In aggregate, the COM Document Services business has declined at an average rate of approximately 3% per quarter during fiscal 1999. This decline was anticipated and reflects the overall trend in the mature micrographics market segment.

         The Company is minimizing the impact of the declining micrographics market on its COM Document Services business in two ways. First, it is increasing its focus on transitioning customers who currently operate in-house COM systems to outsource services. Outsourcing is an attractive option for many customers, enabling them to eliminate capital and recurring costs and operational burden. Second, the Company is aggressively encouraging customers to migrate their COM applications to CD Document Services. This is attractive to many customers because CD-R provides fast electronic access unavailable with microfiche. By migrating customers to CD Document Services, the Company retains its business and relationship with its customers and provides the customer with an effective, useful solution.

         Currently, the Company has approximately 6,500 active customers for COM Document Services worldwide. The majority of these customers are in the U.S., currently representing 87% of the total revenue from COM Document Services. As a result of the First Image acquisition and continued focus on operational efficiencies, the Company has continued to increase the EBITDA contribution from its COM Document Services despite declining market trends and revenues.

         With the acquisition of First Image, the Company has no major competitor in its core Document Management Solutions business for outsource services. There are a number of document-management outsource-service providers in the U.S. market, but these are generally small, regional providers. There are also regional and national providers that focus on document-conversion services (scanning, printing and reproduction), but these are not directly competitive with the Company's offerings. In Europe, the Company competes with document-management outsource-service providers within individual countries. The Company also competes with several document-management software providers, including FileNET Corporation, Documentum, Inc., SER, Mobius Management Systems and IBM, who offer in-house systems and some integration services as an alternative to outsourcing.

INTERNET DOCUMENT SERVICES-SM- BUSINESS UNIT

         Over the past several years, the Company has increased its investment in developing new solutions by expanding the breadth of its offerings through acquisition and through the application of new digital technologies. The Company has established itself as a leader in the emerging field of Internet-based document-management services, now offering Internet Document Services from two mega-centers in the United States. The Company expects to continue to increase its operational capability, investment and business results in this area in the future.

         This all-in-one service manages customers' documents throughout their lifecycle. The service transforms electronic documents of virtually any type to a web-compatible format, indexes them for easy retrieval, and hosts them in the Company's secure "e-warehouse" of integrated storage systems and web servers at the Company's document-processing facilities. Customers of the Company can authorize secure access for their own personnel and even their customers to specific documents or pages of documents over private-networks or the Internet through standard web browsers, using retrieval and viewing tools developed for specific applications. As an outsource service, this solution provides superior performance, economy, security, convenience and support because of the Company's technological and operational expertise, economies of scale and continual system enhancements.

         During fiscal 1999, the Company acquired Litton Adesso Software, Inc. ("Adesso Software"), which had developed world-class software technology for document ingestion, index, compression and storage, and which complemented the Company's own software development capabilities and activities. This acquisition provided key technology components and technical expertise for the expansion of the Company's Internet Document Services offerings.

         The Company's Internet Document Services provides electronic storage of customer documents and delivery of these documents to customers using private networks or the Internet via standard web browsers. These new web-based storage and delivery solutions, provided as an outsource service, offer better performance, value and longevity than most businesses can achieve on their own with an internal document-management system. The Internet Document Services offering is sold and supported by a dedicated and specialized sales force in the United States.

         The effectiveness of the Company's Internet Document Services is enhanced by Anacomp's Work Smart Process, a unique consultative approach for identifying customer requirements that the Company acquired in fiscal 1998. This process is a critical part of the Company's initial sales activities, enabling the Company to apply its web-based services optimally in order to fulfill its customers' requirements more effectively. This process differentiates the Company from its competitors in the marketplace.

         As a dedicated ASP, the Company is focusing this new offering on specific business applications. The Company is currently developing capabilities to provide customers with web-based document management tailored to several specific vertical market applications, such as insurance-policy management, bank customer-research services, and delivery of brokerage statements and transaction confirmations.

         Customer service is a common focus for this offering. With quick, online access to customer-related documents, a company's service representatives can resolve most customer inquiries in one telephone call or communication, minimizing costly retrieval and research functions. Customers of the Company can also use Internet Document Services to provide document access and delivery directly to their customers over the Internet. With the growing importance of customer service in today's commercial world, and the move towards customer self-service, these capabilities can be a significant competitive advantage for the Company's customers.

         The Company's engineering costs, including research and development, were $10.0 million in fiscal 1999, compared to $9.0 million in fiscal 1998. In fiscal 1999, approximately 50% of these expenses related to Internet Document Services. The Company expects its current research and development efforts and expenditures to increase as a result of acquisitions in fiscal 1999 as well as increased internal investment as it develops and introduces new solutions in Internet Document Services and the other lines of business.

         Competition is currently undefined in this very new and emerging market of Internet-based document-management services. There are several smaller companies offering somewhat similar services, but these are generally limited to vertical-market sectors or specific applications.

FIELD MAINTENANCE SERVICES BUSINESS UNIT

         Although document-management solutions are its primary line of business, the Company also offers field maintenance service for a broad range of electromechanical systems. Originally a maintenance service for the Company's own products, this business has grown to include a wide variety of systems from IBM, Sony, Overland Data, Inc. and many other suppliers, including COM systems manufactured by Anacomp and others, optical disc storage subsystems, computer tape subsystems, CD-R writers and jukeboxes, high-speed laser printers and even large video scoreboards at sports stadiums. The success of this business is based on the Company's technical expertise and its proven ability to provide fast, expert, on-site service and support around the clock. This maintenance and support service is provided in the U.S., Canada and Europe by a force of approximately 500 highly- trained technicians.

         THIRD-PARTY MAINTENANCE SERVICES. The principal growth area for the Company's field maintenance business is third-party maintenance services. By providing service for systems from other manufacturers, the Company leverages its considerable expertise and infrastructure by expanding its services far beyond the range of its own systems.

         The Company offers its third-party maintenance services using two approaches. In one approach, the Company is an alternative to maintenance services provided by the original equipment manufacturer ("OEM"). For example, the Company offers users of Xerox high-speed laser printers a high-quality, economical alternative to the service offered by Xerox Corporation itself. There is a large installed base of Xerox printers worldwide, and in most cases Xerox has been the only source of field maintenance services for these critical printing systems. In the second approach, the Company contracts with the OEM to provide field maintenance service for the OEM's end users. This arrangement appeals to manufacturers that have geographically limited maintenance capabilities or no capabilities of their own, or whose own service operation is more costly than the Company's service. The

Company services Sony CD jukeboxes, IBM optical disc subsystems, Overland tape subsystems and 55 other systems under this type of arrangement.

         The Company is striving to grow its third-party maintenance business through both acquisition and internal initiatives. Third-party maintenance revenue grew 77% in fiscal 1999 compared to fiscal 1998. Revenue from third-party maintenance represented 20% of Field Maintenance Services total revenue in fiscal 1999, and the Company anticipates this percentage will increase to approximately 40% in fiscal 2000. The growth in third-party maintenance business currently offsets the decline in micrographics maintenance services and the Company believes that growth in its third-party business will exceed the decline in micrographics maintenance revenue in the future.

         In the third-party maintenance business, the Company competes with a number of other providers including the OEM for products such as Xerox laser printers, and with other third-party maintenance providers such as DecisionOne Holdings, TAB and Bell & Howell.

         COM AND MICROGRAPHICS MAINTENANCE SERVICES. The Company believes that it maintains virtually the entire installed base of Anacomp-manufactured COM systems in use today, as well as a significant percentage of the COM systems manufactured by other suppliers. In addition, the Company provides maintenance services for other micrographics equipment, such as retrieval devices, microfilm scanners, cameras and duplicators. Although this segment of the business is declining, the Company has increased its maintenance market share and continues to maintain earnings from this segment.

         The Company has no major competitor in its traditional COM and microgaphics maintenance services business. The majority of the equipment that the Company maintains is proprietary to the Company.

DATAGRAPHIX-Registered Trademark- BUSINESS UNIT

         The Company develops, manufactures, sells and supports a variety of COM systems, CD authoring systems and related peripheral products. It also sells and supports microfilm, chemicals and other consumable supplies for its own and other systems, and it offers a contract manufacturing service to produce products for other companies. The DatagraphiX business unit has its own direct sales force in the U.S. and Europe and sells through a network of distributors in many other countries around the world. In addition to manufacturing and sales, DatagraphiX has its own dedicated hardware and software development staff, support organization and material distribution channel.

         COM SYSTEMS. The Company is the world's leader in the COM systems market. Building on its acquisition of DatagraphiX, Inc. in 1987, the Company has an extensive installed base of COM systems at user sites around the world. The Company's flagship XFP2000-Registered Trademark- COM system remains the premier system in the marketplace, using extremely precise laser optics and advanced film-processing techniques to produce high-quality original and duplicate images of reports and other documents on microfiche or roll microfilm. The XFP2000 is the most widely used COM system in the world, with over 1,000 customer installations. The Company also uses the XFP2000 for its own COM Document Services operations. The Company believes that its placements of XFP2000 systems in fiscal 1999 represent the majority of systems placed during this period in the marketplace.

         CD AUTHORING SYSTEMS. The DatagraphiX business unit also produces and sells automated, high-volume CD authoring systems for mainframe and client/server environments, based primarily on a line of products acquired through the Company's acquisition of Data/Ware Development, Inc. ("Data/Ware") in 1997. These systems are used by a variety of customers to write reports, statements, invoices, check images and other important documents in electronic form to high-capacity CD-R media for distribution and archive purposes. The primary candidates for these systems are organizations that need to produce CD media in large quantities, where economies of scale can make in-house production a practical alternative to outsourcing. The Company also uses these systems for its own CD Document Services operations. The Company sold or leased 17 CD authoring systems in fiscal 1999.

         The Company also continued to make investments in its traditional business to improve the throughput and functionality of the XFP2000 COM system, to incorporate new CD technology and functionality in its CD-R authoring systems, and to assess and, where necessary, remediate its products and services for year 2000 purposes.

         CONTRACT MANUFACTURING SERVICES. In the early 1990s, the Company made a substantial investment in facilities, equipment and expertise to develop the capability to manufacture high-precision optical and electromechanical equipment in order to produce the XFP2000 COM system. More recently, the Company has invested to achieve ISO 9001 certification for its manufacturing and logistics functions. In fiscal 1999, to fully leverage this capability, the Company launched a contract manufacturing business, wherein it fabricates, assembles and tests high-technology products under contract to other companies. The Company actively markets this service to design and manufacturing firms that wish to bring a product to market but lack the expertise or capacity to produce it cost-effectively themselves.

         This service enables the Company to leverage its current manufacturing capabilities, and provides an alternate stream of revenue and profit for the DatagraphiX business. One significant contract was executed and initial production begun during fiscal 1999. The DatagraphiX line of business is actively seeking additional contract manufacturing opportunities to help absorb underutilized capacity and overhead and produce an alternate stream of revenue and profit for the Company. The Company believes there is a large potential market for these services and that further growth will be realized from this segment.

         SUPPLIES. Complementing the systems business within the DatagraphiX line of business is the sale and distribution of consumable supplies for COM and CD production. These supplies are sold through the DatagraphiX direct sales force, through a centralized telesales group and through various distributors worldwide.

         The primary products in the supplies business are silver halide original COM film (used to produce master images) and non-silver duplicating microfilm (used to produce copies of master images). The majority of silver halide original COM film is sold in what the Company believes is a proprietary package, and thus is currently available only from the Company. The Company obtains its silver halide products through an exclusive multi-year supply agreement with The Eastman Kodak Company ("Kodak"). The DatagraphiX business also distributes non-proprietary duplicating film to its installed base of COM systems and other micrographics users. The Company obtains its duplicate film products through a long-term supply agreement with SKC America, Inc. The Company believes that the users of its COM systems purchase the majority of their original and duplicate film and related chemicals from the Company.

         In fiscal 1999, the Company developed an innovative new product called the Image Mouse-TM-. This new product is an inexpensive, hand-held microfiche reader that uses CMOS imaging technology to capture a digital microfiche image in real time, which can be easily viewed, printed, or used in common PC applications. This innovative device has been well-received in initial user test marketing and trials, and is planned for release in production volume in early fiscal 2000. A patent for this device is pending, and the Company is currently developing a version for roll microfilm. The Company believes that, as a bridge between COM and digital solutions, the Image Mouse can be a significant source of revenue growth in the future.

         The Company has no major competitor in its core COM systems and proprietary XFP2000 original COM film business. The Company competes with Fuji Photo Film U.S.A., Inc. ("Fuji"), Agfa-Gevaert AG ("Agfa") and Kodak in original COM film market for older COM systems, and with Rexam Image Products in the duplicate film segment. The Company also competes with a number of CD system providers in the CD authoring systems segment, and with other manufacturers for its contract manufacturing services.

ENGINEERING, RESEARCH, AND DEVELOPMENT

         Anacomp's engineering costs, including research and development, totaled $10.0 million in fiscal 1999, $9.0 million in fiscal 1998, and $8.5 million in fiscal 1997. The Company expects its current research and development efforts to increase as it introduces new document management solutions.

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

         Development activity in fiscal 1999 included the acquisition of Adesso Software from Litton Industries, which acquisition provided key technology components and technical expertise for the expansion of the Company's Internet Document Services offerings. The activity also included significant increases in the internal technical staff, primarily to develop and implement the expanded Internet Document Services offerings.

RAW MATERIALS AND SUPPLIERS

         Polyester is the principal raw material used in the manufacture of both original and duplicate microfilm products. Costs for polyester remained generally stable in fiscal 1999 as a result of a relative balance between supply and demand. There can be no assurance, however, that the current trend will continue.

         SKC America, Inc. and SKC Limited (collectively, "SKC") is Anacomp's sole supplier of duplicate microfilm under a ten-year supply agreement entered into in 1993. In connection with the supply agreement, SKC also provided Anacomp with a $25 million trade credit facility, which was reduced to $15 million in fiscal 1997 and further reduced to $5 million in the first half of fiscal 1998. Under an amendment to the supply agreement executed in 1996, Anacomp agreed to certain price increases, retroactive to 1994, and agreed to make deferred payments to SKC related to the retroactive price increases. The Company has recognized the liability and is committed to pay $0.8 million and $1 million in 2000 and 2001, respectively. In addition, the parties amended and restated the supply agreement effective as of July 1, 1997 for the purpose of, among other things, deleting minimum purchase commitments.

         Anacomp's XFP 2000 system utilizes a proprietary, patented original film canister and the original film used in that canister is supplied exclusively by Kodak. Anacomp also purchases from Kodak substantially all of its requirements for original microfilm for earlier-generation systems manufactured by Anacomp and others, although the Company has from time to time purchased original microfilm utilized in those older systems from other suppliers.

INDUSTRY SEGMENTS AND FOREIGN OPERATIONS

         As discussed previously, Anacomp manages its business through four operating units providing document management services and solutions. Financial information concerning the Company's four business units is included in Note 17 of the Notes to the Consolidated Financial Statements. Financial information concerning the Company's operations in different geographical areas is included in Note 18 of the Notes to the Consolidated Financial Statements.

ASSOCIATES

         As of September 30, 1999, Anacomp employed approximately 2,500 people at multiple facilities and offices in the United States, Canada, Brazil, Japan and Europe.

ITEM 2.  PROPERTIES

         The Company's headquarters are located in Poway, California. This facility houses the Company's management, systems manufacturing, software development, engineering, customer service, marketing, technical service operations, finance, accounting, legal and MIS groups. The Company also leases standard office space for its sales and service centers in a variety of locations around the world. Anacomp's manufacturing facilities have received international recognition for quality standards and have earned International Standards Organization ("ISO") 9001 certification.

         The following table indicates the square footage of Anacomp's leased and owned facilities:

                                       OPERATING      OTHER
                                      FACILITIES    FACILITIES      TOTAL
                                      ----------    ----------      -----
         United States:
           Leased.................    1,324,771       214,923     1,539,694
           Owned..................           --            --            --
                                      ---------       -------     ---------
                                      1,324,771       214,923     1,539,694
                                      ---------       -------     ---------
         International:
           Leased.................      173,984        18,500       192,484
           Owned..................       25,000            --        25,000
                                      ---------       -------     ---------
                                        198,984        18,500       217,484
                                      ---------       -------     ---------
             Total................    1,523,755       233,423     1,757,178
                                      =========       =======     =========

         "Other Facilities" consist primarily of leased space of abandoned facilities. Approximately 215,000 square feet of the Other Facilities have been sublet to others. The Company considers its facilities adequate for its present needs and does not believe that it would experience any difficulty in replacing any of its present facilities if any of its current agreements were terminated.

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

         On August 29, 1997, Access Solutions International, Inc. ("ASI") filed a complaint for patent infringement in the U.S. District Court, District of Rhode Island, against Data/Ware, of which Anacomp is the successor by merger, and Kodak. The complaint seeks injunctive relief and unspecified damages, including attorney's fees, for alleged infringement by Data/Ware and Kodak of ASI's United States Letters Patent No. 4,775,969 for "Optical Disk Storage Format, Method and Apparatus for Emulating a Magnetic Tape Drive" and No. 5,034,914 for "Optical Disk Storage Method and Apparatus with Buffered Interface." The Company has assumed the defense of this matter on behalf of both Data/Ware and Kodak. Discovery in this case continues, with any trial to occur probably not before the second calendar quarter of 2000. Although there can be no assurance as to the eventual outcome of this matter, the Company believes that it has numerous meritorious arguments and intends to pursue them vigorously.

         In a related matter, the Company has brought a lawsuit in California State court against the principal selling shareholder of Data/Ware, seeking to enforce that shareholder's obligation to indemnify the Company in the ASI litigation. The state court granted the Company's motion for summary adjudication of the shareholder's duty to fund most of the defense of the ASI case, which the shareholder is currently paying into the court's escrow account. Discovery in the state court litigation continues.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the three months ended September 30, 1999, to a vote of Anacomp's security holders through the solicitation of proxies or otherwise.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The current executive officers of the Company, their ages (as of December 14, 1999) and their positions with the Company are listed in the following table:

NAME                    AGE   POSITION
---------------------   ---   ------------------------------------------------------
Ralph W. Koehrer         54   President, Chief Executive Officer and Director
David B. Hiatt           53   Executive Vice President and Chief Financial Officer
Donald W. Thurman        53   Executive Vice President
Peter Williams           47   Executive Vice President
William C. Ater          59   Senior Vice President and Chief Administrative Officer
Jeffrey R. Cramer        46   Senior Vice President
William E. Farrant       45   Senior Vice President
Linster W. Fox           50   Senior Vice President and Corporate Controller
George C. Gaskin         40   Senior Vice President, General Counsel and Secretary
Hasso Jenss              56   Senior Vice President
Richard V. Keele         50   Senior Vice President
Thomas J. Magazzine      54   Senior Vice President
Kevin M. O'Neill         45   Senior Vice President
Emery E. Skarupa         47   Senior Vice President
Thomas L. Brown          43   Vice President and Treasurer

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

         DAVID B. HIATT joined Anacomp in April 1999 as Executive Vice President and Chief Financial Officer. Prior to joining Anacomp, Mr. Hiatt served as Senior Vice President, Finance and Administration and Chief Financial Officer for Molecular Simulations Inc. from April 1992 to October 1998. Before that, Mr. Hiatt served as Vice President, Finance and Administration, and Chief Financial Officer at Language Technology Inc. from October 1986 to September 1991.

         DONALD W. THURMAN was elected Executive Vice President on November 16, 1998, having served as Senior Vice President and General Manager - Outsourcing Services Business since May 4, 1998. From November 1997 to May 1998, Mr. Thurman served as Senior Vice President and General Manager North America East. Mr. Thurman served as Senior Vice President - U.S. East from August 1997 to November 1997, and as Region Vice President - U.S. Group from October 1996 to August 1997. From November 1993 to October 1995, Mr. Thurman was Senior Vice President of Marketing and Business Development for First Image. Mr. Thurman served as General Manager of The Software Factory from January to November 1993 and previously served as Senior Vice President of the Company from January 1990 to January 1993.

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

         WILLIAM C. ATER was elected Senior Vice President on August 13, 1997 and Chief Administrative Officer in February 1988. He served as Secretary from March 1985 until November 1999.

         JEFFERY R. CRAMER was elected Senior Vice President - Technical Services on August 13, 1997. Mr. Cramer joined Anacomp in July 1996 with the Company's acquisition of COM Products, Inc. ("CPI"), and served as Senior Vice President - Business Development from February to August 1997. Mr. Cramer had served as President of CPI since March 1987.

         WILLIAM E. FARRANT was elected Senior Vice President - Support Services on November 16, 1998 and had served as Senior Vice President Service Center Support since February 1998. Mr. Farrant had previously served as Vice President - U.S. Group Operations from October 1994 to January 1998. Prior to that, Mr. Farrant was Director - Product Management from December 1992 to October 1994.

         LINSTER W. FOX was elected Senior Vice President and Corporate Controller on August 2, 1999, having served as Vice President and Controller since July 1998. From January 1996 to June 1998, Mr. Fox served as Vice President and U.S. Controller. Mr. Fox served as Vice President and
Controller of Poway Operations from May 1995 to December 1995. From October 1992 to May 1995, Mr. Fox was Vice President of Finance and Administration for Poway Operations. Mr. Fox served as Vice President of Finance and Administration for International Operations from October 1990 to October 1992.

         GEORGE C. GASKIN was elected Secretary on November 15, 1999, and was previously elected Senior Vice President, General Counsel and Assistant Secretary on November 17, 1997. He had served as Vice President - Legal and Assistant Secretary since June 1996. From July 1990 to June 1996, Mr. Gaskin served as Corporate Counsel and Assistant Secretary.

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

         THOMAS J. MAGAZZINE was elected Senior Vice President and General Manager - Consulting Services on May 4, 1998, having joined Anacomp with its acquisition of WorkSmart, Incorporated ("WorkSmart") in January 1998. Prior to joining Anacomp, Mr. Magazzine had been President and Chief Executive Officer of WorkSmart since 1996. Before launching WorkSmart, Mr. Magazzine founded GTE Vantage Solutions in 1990, a company which implemented information technologies for process-level re-engineering.

         KEVIN M. O'NEILL was elected Senior Vice President - Corporate Development and Marketing on November 16, 1998, and has served as Senior Vice President - Strategy, Business and Product Development since May 1998. From August 1997 to May 1998, Mr. O'Neill served as Senior Vice President - Business Development and Strategy, after serving as Senior Vice President - Global Marketing since June 1996. Mr. O'Neill had served as Vice President - Global Marketing from 1995 until June 1996. From 1994 to 1995, Mr. O'Neill served as Vice President of Marketing, Strategic Resellers Group. Mr. O'Neill had previously served as Senior Director, Marketing and Product Development for Fujitsu - ICL Systems, Inc.

         EMERY E. SKARUPA was elected Senior Vice President - Manufacturing and Materials on August 13, 1997. Mr. Skarupa joined the Company in November 1993 as Director of Purchasing and was promoted to Vice President of Materials in May of 1996. Prior to joining Anacomp, Mr. Skarupa served as Director of Materials for Abex Aerospace, a division of Abex Corp., since January 1991.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's common stock is traded on the NASDAQ National Market ("NASDAQ") under the symbol ANCO. The following table sets forth the range of high and low closing prices for the Company's common stock for the periods indicated, as reported by NASDAQ:

                                  Fiscal Year 1999      Fiscal Year 1998
                                  ----------------      ----------------
                                    High     Low          High     Low
                                  -------  -------      -------  -------
            First Quarter         $ 18.63  $  8.88      $ 16.25  $ 12.38
            Second Quarter          18.50    13.50        17.75    14.63
            Third Quarter           19.25    15.50        24.38    14.81
            Fourth Quarter          18.50    15.81        23.38    12.00

         The Company currently intends to retain all future earnings, if any, for the use in the operation and development of its business and, therefore, does not expect to declare or pay any cash dividends on the Company's capital stock. In addition, the Company's borrowing agreements prohibit the payment of cash dividends on the Company's capital stock. As of November 30, 1999, there were approximately 124 holders of record of the Company's common stock. The number of beneficial shareholders of record as of that date was approximately 1,350.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following Selected Consolidated Financial Data of the Company should be read in conjunction with the other sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of this report and the consolidated financial statements and the related notes thereto included elsewhere herein. (in thousands, except per share data):


                                                 Reorganized Company (a)                        Predecessor Company (a)
                                    -----------------------------------------------------       ------------------------
                                                                                   Four           Eight
                                                                                  months         months
                                    Year ended     Year ended     Year ended       Ended          Ended       Year ended
                                      9/30/99        9/30/98        9/30/97       9/30/96        5/31/96       9/30/95
                                    ----------     ----------     ----------     --------       --------      ----------
Revenues.........................   $442,162       $394,938       $359,275       $117,723       $256,320      $ 460,581
Income from operations before
  amortization of reorganization
  asset, acquired in-process
  research & development,
  asset impairment charge and
  restructuring charges..........     51,055         46,516         56,171         17,812         36,626         47,588
Income (loss) from operations....    (28,539)       (33,829)       (15,820)        (6,568)        36,626       (121,996)

Income (loss) before
  extraordinary items............    (67,782)       (66,635)       (56,850)       (22,009)       112,528       (238,326)
Net income (loss)................    (67,992)(b)    (67,749)(b)    (67,811)(b)    (22,009)(b)    164,970(c)    (238,326)(e)

Basic and diluted loss
  per share......................   $  (4.78)      $  (4.85)      $  (5.05)      $  (2.19)         (d)            (d)



                                                              As of September 30,
                                          --------------------------------------------------------
                                                                                       Predecessor
                                                           Reorganized Company           Company
                                          -------------------------------------------   -----------
                                             1999        1998       1997       1996        1995
                                          -------------------------------------------   -----------
Current assets..........................  $ 117,603    $147,629   $164,485   $160,553    $ 174,538
Current liabilities.....................    133,642     119,859    117,625    146,276      566,915
Total assets............................    330,517     411,837    381,411    428,570      408,910
Long-term debt, less current portion....    313,885     338,851    247,889    217,042        --
Stockholders' equity (deficit)..........   (117,636)    (47,492)    14,520     58,569     (188,243)

(a) On May 20, 1996, the Company's Plan of Reorganization was confirmed by the United States Bankruptcy Court and on June 4, 1996, the Company emerged from bankruptcy reorganization. The Plan of Reorganization resulted in a reduction of approximately $174 million in principal and accrued interest on the Company's debt obligations and in liquidation amount and accrued dividends on its preferred stock. As a result of the Reorganization, the recording of the restructuring transaction and the implementation of Fresh Start Reporting, the Company's results of operations after May 31, 1996 (the cutoff date used for financial reporting purposes) (the "Reorganized Company") are not comparable to results reported in prior periods (the "Predecessor Company"). See Note 2 to the accompanying Consolidated Financial Statements for information on the consummation of the Plan of Reorganization and implementation of Fresh Start Reporting.

(b) The net loss for the fiscal years ended September 30, 1999, 1998 and 1997 and the four months ended September 30, 1996, includes $68.4, $71.9 and $72.0 and $24.4 million of Reorganization Asset amortization, respectively. During the 1999 fourth quarter, the Company recorded an $8.2 million asset impairment charge and a $3 million write-off of in-process research and development. The 1998 third quarter included an $8.5 million restructuring charge and an "Extraordinary loss on extinguishment of debt, net of taxes" of $11.0 million was recorded in 1997.

(c) The net income for the eight months ended May 31, 1996, includes $92.8 million of Reorganization items and an extraordinary gain of $52.4 million related to the Company's financial reorganization.

(d) Due to the implementation of Fresh Start Reporting, per share data for the Predecessor Company has been excluded as it is not comparable.

(e) The net loss for the year ended September 30, 1995, includes a $136.9 million charge related to the write-off of goodwill.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         On May 31, 1999, the Company completed the sale of the Magnetics Division ("Magnetics"). The results of the Magnetics business have been reported separately as discontinued operations in the Consolidated Statements of Operations. Prior year's results have been restated to present Magnetics as a discontinued operation. Revenues of Magnetics were $50.5 million for the six months ended March 31, 1999, $104.1 million in 1998 and $103.2 million in 1997.

         On June 18, 1998, the Company completed its acquisition of assets constituting substantially all of the business and operations of First Image. For reporting purposes, the acquisition date was set as June 1, 1998 and was accounted for as a purchase transaction. The First Image acquisition resulted in incremental revenues and earnings before interest, other income, reorganization items, special and restructuring charges, taxes, depreciation and amortization and extraordinary items ("EBITDA") of $37.7 million and $9.7 million, respectively, for the period June 1, 1998 to September 30, 1998, which are included in the Company's results of operations for the fiscal year ended September 30, 1998. See Note 7 to the accompanying Consolidated Financial Statements for additional information related to this acquisition.

         On May 20, 1996, the Company's Plan of Reorganization was confirmed by the United States Bankruptcy Court and on June 4, 1996, the Company emerged from bankruptcy reorganization. The Plan of Reorganization resulted in a reduction of approximately $174 million in principal and accrued interest on the Company's debt obligations and in liquidation amount and accrued dividends on its preferred stock. As a result of the Reorganization, the recording of the restructuring transaction and the implementation of Fresh Start Reporting, the Company's results of operations after May 31, 1996 (the cutoff date used for financial reporting purposes) are not comparable to results reported in prior periods. See Note 2 to the accompanying Consolidated Financial Statements for information on the consummation of the Plan of Reorganization and implementation of Fresh Start Reporting.

     GENERAL

         In fiscal 1999 Anacomp moved to a four business unit reporting structure. The four business units include Internet Document Services, Document Management Solutions ("DMS"), Field Services, and DatagraphiX. In addition, the Company disposed of the Magnetics business during fiscal 1999. As a result, the following financial results identify and differentiate the four business units where material and do not include financial results for Magnetics.

         Anacomp reported a net loss of $68 million in fiscal 1999, compared to a loss of $67.7 million and $67.8 million in fiscal 1998 and 1997, respectively. EBITDA was $94.9 million (21.5% of revenues) in fiscal 1999, compared to EBITDA of $73 million (18.5% of revenues) and $71.2 million (19.8% of revenues) in fiscal 1998 and 1997, respectively.

FISCAL YEAR ENDED SEPTEMBER 30, 1999 VS. FISCAL YEAR ENDED SEPTEMBER 30, 1998

         REVENUES. The Company's revenues increased by 12%, or $47.3 million, from $394.9 million in fiscal 1998 to $442.2 million in fiscal 1999. The Company experienced increased revenues of $65.1 million (14.7% of revenues) in its DMS business line, increased revenues of $1.2 million in its Internet Document Services business line, and a revenue decline of $18.6 million (4.2% of revenues) in its DatagraphiX product lines.

         The $65.1 million increase in DMS revenue resulted primarily from the June 1, 1998 acquisition of First Image and the inclusion of its operating results for the entire year ended September 30, 1999, compared to four months in the prior year.

         The $1.2 million increase in Internet Document Services revenue in fiscal 1999 is a 347% increase from 1998 and reflects the company's continued emphasis on new technology. The Company secured new contracts with four major customers in 1999. In addition, 1999 results included a full year of revenues from contracts initiated in 1998.

         The $18.6 million decrease in DatagraphiX revenue was the result of the company's discontinuance of the sale of duplicate microfilm to the reseller market in the 1998 fourth quarter, as well as the declining sales of original COM microfilm and duplicate microfilm, which is consistent with the gradual decline of COM units in service worldwide.

         GROSS MARGIN. The Company's gross margins increased 11.1% from $158.4 million (40.1% of revenues) in fiscal 1998 to $176.0 million (40.0% of revenues) in fiscal 1999.

         The DMS margins, as a percentage of revenue, decreased 2.8 percentage points from 1998 to 1999. The decrease was the result of decreases in average selling prices and of costs incurred for the consolidation of the First Image business data centers. The Field Services margins, as a percentage of revenue, were essentially unchanged from 1998 to 1999. The DatagraphiX margins, as a percentage of revenue, increased 3.8 percentage points because of an increase in hardware sales and the discontinuance in the 1998 fourth quarter of lower margin duplicate film sales.

         ENGINEERING, RESEARCH AND DEVELOPMENT. The Company's research and development spending increased 10.5% from $9.0 million in fiscal 1998 to $10.0 million in fiscal 1999. Spending on digital product offerings, including the Electronic Policy Warehouse ("EPW") and Internet Document Services, increased $3.2 million, or 69%, to $7.9 million in 1999, from $4.7 million in 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased 2.1% from $90.7 million (23% of revenues) in fiscal 1998 to $92.6 million (20.9% of revenues) in fiscal 1999. This increase in expense resulted primarily from operating costs of the First Image business and costs related to the new strategic marketing initiatives.

         WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. The write-off of acquired in-process research and development costs of $3.0 million, incurred in the fourth quarter of 1999, relates to the acquisition of Adesso Software.

         The value of acquired in-process research and development was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The value assigned to acquired in-process research and development was determined by estimating the costs to develop the acquired in-process research and development into commercially viable products, estimating the resulting net cash flows from the products and discounting the net cash flows to their present value. With respect to the acquired in-process research and development, the calculations of value were adjusted to reflect the value creation efforts Adesso created prior to the close of the acquisition.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased 82.9% from $12.2 million (3.1% of revenues) in fiscal 1998 to $22.4 million (5.1% of revenues) in fiscal 1999. This increase is primarily related to the amortization of goodwill associated with the First Image acquisition in the 1998 third quarter.

         INTEREST EXPENSE AND FEE AMORTIZATION. Interest expense increased 16.7% from $34.6 million in fiscal 1998 to $40.4 million in 1999. This was the result of the increased level of debt, related to the June 1998 acquisition of First Image, for an entire year.

         PROVISION FOR INCOME TAXES. The provision for income taxes on continuing operations in fiscal 1999 includes $3.1 million on earnings of Anacomp's foreign subsidiaries and $1.9 million of domestic taxes, after considering the impact of the extraordinary loss. Of the $1.9 million domestic tax provision, approximately $0.6 million is currently payable. The Company's effective tax rate increased from 42% of taxable income from continuing operations in fiscal 1998 to 213% of taxable income in 1999. This increase in percentage was primarily the result of the 1999 charges for impaired assets and write-off of acquired in-process research and development that were not deductible for tax purposes. In addition, 1999 results included an increase over the prior year in amortization expense, also non-deductible for tax purposes, of goodwill. This was primarily the result of a full year of amortization expense related to the First Image acquisition compared to only four months of related expense in 1998. See Note 15 to the accompanying Consolidated Financial Statements for further discussion.

         DISCONTINUED OPERATIONS. During the second quarter of 1999 the Company adopted a plan to divest its Magnetics business. For financial reporting purposes, the divestiture was effective as of the end of the second quarter of fiscal 1999. Magnetics recognized income from operations of $0.8 million for the six months ending March 31, 1999 compared to $2.2 million for all of 1998. The Company recognized a net gain of $2.2 million on the sale of Magnetics in 1999.

FISCAL YEAR ENDED SEPTEMBER 30, 1998 VS. FISCAL YEAR ENDED SEPTEMBER 30, 1997

         REVENUES. The Company's revenues increased 9.9% from $359.3 million in fiscal 1997 to $394.9 million in fiscal 1998. The Company experienced increased revenues of $55.7 million in its DMS business line, decreased revenues of $15.7 million in its DatagraphiX business line and decreased revenues of $4.7 million in its Field Services business line.

         The $55.7 million increase in DMS revenues was primarily the result of the First Image acquisition of and the inclusion of its COM service revenues for the four months ending September 30, 1998 ($37.7 million). Also, excluding the results of First Image, COM service volumes increased by approximately 23% while average selling prices decreased by approximately 12%. Certain data center acquisitions in Europe and several large customer gains contributed to both the increase in volumes and the decrease in average selling prices. Additionally, DMS revenues were favorably impacted by the growth of CD services ($4.6 million) and by the growth of Digital software sales ($4.7 million).

         The $15.7 million decrease in DatagraphiX revenues was primarily caused by the expected decrease in micrographics supplies revenues. This decline was the result of the Company's discontinuance of the sale of duplicate film to the reseller market, as well as declining sales of original COM film and duplicate film, which is consistent with long-term trends. Additionally, 1997 revenues included a $3.6 million cash receipt from a negotiated amendment to an OEM agreement with Kodak.

         The $4.7 million decrease in Field Service revenues was primarily caused by the expected decline in COM maintenance ($8.7 million). This decline was offset by the growth of third party maintenance opportunities ($4.0 million).

         GROSS MARGIN. The Company's gross margins increased 6.7% from $148.4 million (41.3% of revenues) in fiscal 1997 to $158.4 million (40.1% of revenues) in fiscal 1998 (excluding the one-time cash settlement in fiscal 1997 discussed above). Gross margins generated by DMS decreased as a percentage of revenues by 5.0 percentage points which was primarily the result of decreases in COM services average selling prices. The decrease in average selling prices was in part due to the large customer gains that received favorable pricing due to their large volumes and acquisitions that increased sales volume at lower average selling prices. Gross margins generated by COM systems sales as a percent of revenues increased by approximately 2.9 percentage points, which was primarily the result of product mix changes and manufacturing efficiencies realized during fiscal 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased 12.8% from $80.4 million (22.4% of revenues) in fiscal 1997 to $90.7 million (23.0% of revenues) in fiscal 1998. This increase was primarily the result of increased expenses associated with the First Image and other acquisitions. Additionally, the Company increased its sales efforts, sales support and product development for the digital systems products.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased 265% from $3.3 million (0.9% of revenues) in fiscal 1997 to $12.2 million (3.1% of revenues) in fiscal 1998. This increase was primarily the result of amortization of goodwill associated with the First Image acquisition.

         RESTRUCTURING CHARGES. Restructuring charges totaled $8.5 million (2.2% of revenues) in fiscal 1998. These charges resulted from the Company's acquisition of First Image and the related plans to close down Anacomp sites with multiple market presence in certain cities and convert First Image customers to Anacomp equipment. These restructuring activities were substantially completed during fiscal year 1999. The restructuring charges consisted of personnel-related costs of $2.7 million, facility closedown costs of $4.8 million, and other costs of $1.0 million.

         INTEREST EXPENSE. Interest expense decreased 3.6% from $35.9 million in fiscal 1997 to $34.6 million in fiscal 1998. This decrease was the result of the Company refinancing substantially all of its debt obligations at lower interest rates during fiscal 1998 and 1997, which was partially offset by additional borrowings used to finance the acquisition of First Image.

         PROVISION FOR INCOME TAXES. The Company's effective tax rate decreased by approximately 3% from 45% of taxable income in fiscal 1997 to 42% of taxable income in 1998. This decrease was the result of a substantial portion of the Company's taxable income being generated in countries with lower income tax rates relative to the prior period. See Note 15 to the accompanying Consolidated Financial Statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

         Anacomp had negative working capital of $16 million at September 30, 1999, compared to working capital of $27.8 million at September 30, 1998. In 1999, working capital was utilized to purchase and retire $25 million of the Company's long-term debt, repurchase $8.8 million of Company stock and acquire twelve businesses for an aggregate purchase price that included $40.1 million in cash. Net cash provided by operating activities increased 66% to $40.8 million for the fiscal year ended September 30, 1999, compared to $24.6 million in the comparable prior period. Fiscal 1999 included $11.2 million of non-cash special charges and a $6.8 million increase in depreciation and amortization expense.

         As of September 30, 1999 the Company had $314 million of its 10 7/8% Senior Subordinated Notes (the "Subordinated Notes") outstanding, down from $339 million as of September 30, 1998. Interest on these Subordinated Notes is payable semi-annually and they are due in April, 2004.

         Net cash used in investing activities was $28.5 million in the current period, compared to $142.7 million in the comparable prior period. This decrease was primarily the result of the First Image acquisition in 1998.

         Net cash used by financing activities was $20.3 million for the fiscal year ended September 30, 1999, compared to cash flows provided of $79.6 million in the comparable prior period. This change was primarily the result of the Company's acquisition of $25 million in Subordinated Notes and its repurchase of $8.9 million of Company common stock during the current period, compared with the issuance of $135 million of the Subordinated Notes during 1998.

         The Company's cash balance as of September 30, 1999 was $11.1 million, compared to $22.0 million (including restricted cash) at September 30, 1998. The Company also has available a $75 million revolving credit facility. As of September 30, 1999, $8.9 million was outstanding under the revolving credit facility.

         The Company has significant debt service obligations. The ability of the Company to meet its debt service and other obligations will depend upon its future performance and is subject to financial, economic and other factors, some of which are beyond its control. However, the Company believes that cash on hand, cash generated from operations and cash available under the revolving credit facility will be sufficient to fund its debt service requirements, acquisition strategies and working capital requirements in the foreseeable future.

STATE OF YEAR 2000 READINESS

         Anacomp has undertaken a comprehensive year 2000 program for the products that it sells or distributes in the marketplace. Under this program, the Company has assessed all of its critical software and hardware products to determine what remediation, if any, is necessary for the proper functioning of these systems in the year

2000 and beyond. The Company has worked with its outside suppliers to ensure that they will continue to support the products that they supply to Anacomp for resale, including the performance by the suppliers of any required year 2000 remediation. Anacomp has also analyzed and updated for year 2000 purposes certain software and hardware systems that it uses internally. The Company continues to consider year 2000 issues for all new products and services as well as those in development or included in business acquisitions.

     STATE OF READINESS

         Anacomp's overall state of readiness can be assessed by describing its specific readiness in four key areas, namely its products and services, its suppliers' products and services, its internal systems, and its products in development.

         Anacomp has completed the assessment, remediation and year 2000 testing phases of nearly all supported products and services, including those responsible for generating the material portion of its revenues. Anacomp summarizes the status of each completed product or service in a written report to the Company's year 2000 steering committee for archiving in the Company's year 2000 database. These processes have been reviewed and approved by a third party consultant previously retained for this purpose.

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

         As of September 30, 1999, Anacomp had received written responses to Anacomp's year 2000 readiness questionnaire from 100% of the 125 suppliers that Anacomp deems critical to its operations. Anacomp has either received declarations of readiness from, or established contingency plans for, all critical suppliers. For example, Anacomp is currently interviewing alternative sources of key products as part of its contingency planning but has no reason to believe that any of its critical suppliers will not be ready in time. The Company is increasing its supply of certain key consumable products such as original film, duplicate film, and digital production materials in order to increase the minimum supply of such consumables in twelve of the Company's strategically located data centers for the month of January, 2000. Anacomp also continues to monitor the readiness of its non-critical suppliers.

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

         Anacomp has identified all internal software and hardware products used in its corporate headquarters in Poway, California, including those used to assimilate and report financial information and to handle billing, collections and electronic commerce. In those instances where remediation or renovation was required, Anacomp has completed such remediation or renovation. Anacomp has also completed the documentation of such efforts for its year 2000 archives. All critical building facilities at the Company's Poway headquarters have been assessed, remediated and tested, and changes have been implemented where necessary, except for the headquarters' door-entry security system, which is scheduled to be replaced by the end of the calendar year.

         All of the Company's domestic offices have requested statements of year 2000 readiness from their vendors, including electric utilities and providers of HVAC, electronic security systems, electronic sprinkler systems, fire prevention systems, courier services, time clock vendors, consumable suppliers, consumable delivery services, office equipment and voice and data communication. Anacomp has formulated contingency plans depending upon the responses from the vendors. If a vendor has issued a statement of year 2000 compliance, no additional follow up will be conducted. If a vendor has indicated a target date for year 2000 compliance, Anacomp will continue to monitor the vendor until receiving a definitive statement. If the vendor has not responded, Anacomp is implementing alternative plans and back-up arrangements.

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

     RISKS

         There can be no assurance that the Company and its vendors and suppliers will be able to identify all year 2000 issues before problems manifest themselves or to complete all remediation in the required time frame. Further, it is possible that the future level of expenses in the Company's remediation efforts could rise significantly if currently unforeseen problems occur.

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

     CONTINGENCY PLANS

         Anacomp believes that existing technical support resources, as backed-up by current overflow capabilities, will be able to handle customer inquiries during the century rollover. Nevertheless, as an added precaution, the Company will increase its 24-hour support staffing during such rollover, although no assurance can be given that such staffing will be able to handle all customer contingencies.

         In those instances where the Company experiences a year 2000 problem with its operational facilities, the Company believes that its business will still be able to function without substantial interruption. Anacomp has designated a year 2000 coordinator in each of its approximately 50 national data centers. Each coordinator must report its center's year 2000 status to a central coordinator on the morning of January 1, 2000, who in turn must notify senior management in the event of any problems. For each data center, a primary (intra-region) and a secondary (inter-region) back-up data center has been identified. Additional third-level support will be available in the Company's San Diego headquarters facility, where additional COM, CD and selected laser print equipment will be available. This will enable data centers which experience, for example, a loss of power due to a third party utility's failure to identify or remediate an isolated year 2000 problem, to shift work to another data center without substantial interruption. The plan includes the potential replacement of electronic transmission of data with manual delivery of data upon completion of certain modifications. In those instances where an installed COM customer experiences a year 2000 problem while operating its own COM equipment, Anacomp will offer its COM services to the customer at one of its data centers upon completion of certain modifications. This seamless nature of many of Anacomp's products and services forms the basis of Anacomp's contingency planning.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company has U.S. Dollar fixed rate indebtedness and in September 1999 entered into three cross currency swap agreements that hedge the U.S. Dollar value of the Company's investment in the net assets of certain foreign subsidiaries. These agreements effectively swapped higher fixed rate U.S. Dollar debt for lower fixed rate debt in the subsidiaries' respective local currencies. The Company is exposed to the risk of future currency exchange rate fluctuations on such debt which are accounted for as an adjustment to stockholders' equity. Therefore, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. Dollar have had and will continue to have an impact on the foreign currency translation component of stockholders' equity reported by the Company, and such effect may be material in any individual reporting period.

         The Company's bank line of credit is affected by the general level of U.S. interest rates and/or Libor. The Company had $8.9 million outstanding under its bank line of credit on September 30, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary financial information appear on pages A-1 to A-30 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no changes in or disagreements with accountants on accounting and financial disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company hereby incorporates by reference the information contained under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" from its definitive Proxy Statement (hereinafter, the "Proxy Statement") to be delivered to the shareholders of the Company in connection with the 2000 Annual Meeting of Shareholders to be held February 7, 2000. Certain information relating to executive officers of the Company appears on pages 11 through 13 hereof.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The following financial statements and other information appear in Appendix A to this Annual Report on Form 10-K and are filed as a part hereof:

         Report of Independent Public Accountants.
         Consolidated Balance Sheets - September 30, 1999 and 1998.
         Consolidated Statements of Operations - Years Ended September 30, 1999,
           1998 and 1997.
         Consolidated Statements of Stockholders' Equity (Deficit) - Years
           Ended September 30, 1999, 1998 and 1997.
         Consolidated Statements of Cash Flows - Years Ended September 30,
           1999, 1998 and 1997.
         Notes to the Consolidated Financial Statements.

    2. Financial Statement Schedules are not filed with this Annual Report on Form 10-K because the Schedules are either inapplicable or the required information is presented in the financial statements listed immediately above or in the notes thereto.

(b)      Reports on Form 8-K:

         During the quarter ended September 30, 1999, and prior to filing this Annual Report on Form 10-K, Anacomp filed one report on Form 8-K, dated July 2, 1999 (the "Form 8-K Amendment"). The Form 8-K Amendment was filed to amend the June 25, 1999 Form 8-K that the Company had previously filed reporting that the Company and Anacomp Ltd. had entered into an Asset Purchase Agreement with eMag, L.L.C. and MSG Acquisition (UK) Ltd. to sell the Company's Magnetics Solutions Group division. The Form 8-K Amendment was filed to update the Company's Unaudited Pro Forma Condensed Consolidated Balance Sheet as of March 31, 1999, and the Unaudited Pro Forma Condensed Consolidate Statement of Operations for the six months ended March 31, 1999, that were included in the original Form 8-K filing.

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

3.1 Amended and Restated Articles of Incorporation of the Company as of February 8, 1999. (4)

3.2      Amended and Restated Bylaws of the Company as of February 9, 1998. (4)

4.1      Form of Common Stock Certificate.  (5)

4.2 Warrant Agreement, dated as of June 4, 1996, between the Company and ChaseMellon Shareholder Services, L.L.C. (2)

4.3      Form of Warrant Certificate. (5)

4.4 Indenture, dated as of March 24, 1997, between the Company and IBJ Schroder Bank & Trust Company, as trustee, relating to the Company's 10-7/8% Senior Subordinated Notes due 2004, Series B. (6)

4.5 First Supplemental Indenture, date as of June 12, 1998, to the Indenture, dated as of March 24, 1997, between the Company, as issuer, and IBJ Schroder Bank & Trust Company, as trustee relating to the 10-7/8% Senior Subordinated Notes due 2004, Series A and the 10-7/8% Senior Subordinated Notes due 2004, Series B (containing, as exhibits, specimens of such Series A Notes and Series B Notes ). (2)

4.6 Indenture, dated as of June 18, 1998, between the Company and IBJ Schroder Bank & Trust Company, as trustee, relating to the Company's 10-7/8% Series C Senior Subordinated Notes due 2004 and 10-7/8% Series D Senior Subordinated Notes due 2004. (2)

4.7 Purchase Agreement, dated June 12, 1998, between the Company and NatWest Capital Markets Limited, relating to the Company's 10-7/8% Series Senior C Subordinated Notes due 2004. (2)

4.8 Exchange and Registration Rights Agreement, dated June 18, 1998, between the Company and NatWest Capital Markets Limited, relating to the Company's 10-7/8% Series C Senior Subordinated Notes due 2004 and 10-7/8% Series D Senior Subordinated Notes due 2004. (2)

4.9 Form Letter of Transmittal, relating to the Company's 10-7/8% Series C Senior Subordinated Notes due 2004 and Series D Senior Subordinated Notes due 2004. (3)

10.1 Employment Agreement, effective October 1, 1997, between the Company and Ralph W. Koehrer. (6)

10.2 Employment Agreement, effective January 5, 1998, between the Company and Frederick F. Geyer. (3)

10.3 General Release of All Claims and Non-Renewal of Employment Agreement, dated October 6, 1999, between the Company and Frederick F. Geyer.*

10.4 Employment Agreement, effective October 1, 1994, between the Company and Dr. Peter Williams. (7)

10.5 Employment Agreement, effective October 1, 1998, between the Company and Donald W. Thurman.*

10.6 Employment Agreement, effective September 1, 1997, between the Company and George C. Gaskin.*

10.7 Revolving Credit Agreement, dated as of June 15, 1998, among Anacomp, Inc., the various lending institutions named therein and BankBoston, N.A. as agent. (2)

10.8 Common Stock Registration Rights Agreement, dated as of June 4, 1996, by and among the Company and the Holders of Registrable Shares. (4)

10.9 Amended and Restated Master Supply Agreement, dated October 8, 1993, by and among the Company, SKC America, Inc. and SKC Limited. (9)

10.10 First Cumulative Amendment to the Amended and Restated Master Supply Agreement, dated May 17, 1996, by and among the Company, SKC America, Inc. and SKC Limited. (10)

10.11 Second Amended and Restated Master Supply Agreement, dated as of July 1, 1997, by and among the Company, SKC America, Inc. and SKC Limited.*

21.1     Subsidiaries.*

27.1     Financial data schedule (required for electronic filing only).*

---------------------

(1) Incorporated by reference to the Company's Form 8-A filed with the SEC on May 15, 1996 (File No. 0-7641).

(2) Incorporated by reference to the Company's Form 8-K filed with the SEC on June 24, 1998 (File No. 1-8328).

(3) Incorporated by reference to the Company's Form S-4 Registration Statement filed with the SEC on August 17, 1998 (File No. 333-61675).

(4) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 1999.

(5) Incorporated by reference to the Company's Form 8-K filed with the SEC on June 19, 1996 (File No. 1-8328).

(6) Incorporated by reference to the Company's Form S-4 Registration Statement filed with the SEC on April 16, 1997 (File No. 333-25281).

(7) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended December 31, 1997.

(8) Incorporated by reference to the Company's Form 10-K for the year ended September 30, 1998.

(9) Incorporated by reference to the Company's Form 10-K for the year ended September 30, 1993.

(10) Incorporated by reference to the Company's Pre-Effective Amendment No. 1 to Form S-1 Registration Statement filed with the SEC on September 19, 1996 (File No. 333-9395).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ANACOMP, INC.

                                          By: /s/ Ralph W. Koehrer
                                          -------------------------------------
                                          Ralph W. Koehrer
                                          President, Chief Executive
                                          Officer and Director
Dated:  December 27, 1999

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  December 27, 1999                 By: /s/ Ralph W. Koehrer
                                          -------------------------------------
                                          Ralph W. Koehrer
                                          President, Chief Executive
                                          Officer and Director


Dated:  December 27, 1999                 By: /s/ David B. Hiatt
                                          -------------------------------------
                                          David B. Hiatt, Executive Vice
                                          President and Chief Financial Officer


Dated:  December 27, 1999                 By: /s/ Richard D. Jackson
                                          -------------------------------------
                                          Richard D. Jackson,
                                          Co-Chairman of the Board


Dated:  December 27, 1999                 By: /s/ Lewis Solomon
                                          -------------------------------------
                                          Lewis Solomon,
                                          Co-Chairman of the Board


Dated:  December 27, 1999                 By: /s/ Talton R. Embry
                                          -------------------------------------
                                          Talton R. Embry, Director


Dated:  December 27, 1999                 By: /s/ Darius W.  Gaskins, Jr.
                                          -------------------------------------
                                          Darius W. Gaskins, Jr., Director


Dated:  December 27, 1999                 By: /s/ Jay P. Gilbertson
                                          -------------------------------------
                                          Jay P. Gilbertson, Director


Dated:  December 27, 1999                 By: /s/ George A. Poole, Jr.
                                          -------------------------------------
                                          George A. Poole, Jr., Director

                                   APPENDIX A


ANNUAL REPORT ON FORM 10-K
ANACOMP, INC.

                                                                        PAGE
                                                                        ----
Report of Independent Public Accountants.............................    A-2
Consolidated Balance Sheets - September 30, 1999 and 1998............    A-3
Consolidated Statements of Operations - Years Ended
  September 30, 1999, 1998 and 1997..................................    A-4

Consolidated Statements of Stockholders' Equity (Deficit) -
  Years Ended September 30, 1999, 1998 and 1997 .....................    A-5

Consolidated Statements of Cash Flows -
  Years Ended September 30, 1999, 1998 and 1997......................    A-6

Notes to the Consolidated Financial Statements.......................    A-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Anacomp, Inc.:

         We have audited the accompanying consolidated balance sheets of Anacomp, Inc. (an Indiana corporation) and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anacomp, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.


                                                           Arthur Andersen LLP


San Diego, California
November 5, 1999

CONSOLIDATED BALANCE SHEETS
Anacomp, Inc. and Subsidiaries

                                                                        September 30,
                                                                   ------------------------
                                                                      1999          1998
                                                                   ---------      ---------
(dollars in thousands, except share amounts)
ASSETS
Current assets:
  Cash and cash equivalents....................................    $  11,144      $  17,721
  Restricted cash..............................................         --            4,285
  Accounts and notes receivable, net...........................       75,259         63,288
  Current portion of long-term receivables, net................        2,952          5,641
  Inventories..................................................       19,659         16,485
  Net assets of discontinued operations........................         --           29,939
  Prepaid expenses and other...................................        8,589         10,270
                                                                   ---------      ---------
Total current assets...........................................      117,603        147,629

Property and equipment, net....................................       47,439         35,092
Long-term receivables, net of current portion..................        7,635          9,002
Goodwill.......................................................      132,965        120,654
Reorganization value in excess of identifiable assets, net.....       12,003         83,818
Other assets...................................................       12,872         15,642
                                                                   ---------      ---------
                                                                   $ 330,517      $ 411,837
                                                                   =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt............................    $   9,987      $   1,152
  Accounts payable.............................................       34,058         28,961
  Accrued compensation, benefits and withholdings..............       17,229         17,327
  Accrued income taxes.........................................       16,509         15,197
  Accrued interest.............................................       17,061         18,158
  Other accrued liabilities....................................       38,798         39,064
                                                                   ---------      ---------
Total current liabilities......................................      133,642        119,859
                                                                   ---------      ---------

Noncurrent liabilities:
  Long-term debt, net of current portion.......................      313,885        338,851
  Other noncurrent liabilities.................................          626            619
                                                                   ---------      ---------
Total noncurrent liabilities...................................      314,511        339,470
                                                                   ---------      ---------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, 1,000,000 shares authorized, none issued....         --             --
  Common stock, $.01 par value; 40,000,000 and 20,000,000
    shares authorized, respectively; 14,386,089 and
    14,263,569 issued and outstanding, respectively............          149            143
  Additional paid-in capital...................................      108,997        109,486
  Accumulated other comprehensive income (loss)................       (1,222)           447
  Accumulated deficit..........................................     (225,560)      (157,568)
                                                                   ---------      ---------
Total stockholders' deficit....................................     (117,636)       (47,492)
                                                                   ---------      ---------
                                                                   $ 330,517      $ 411,837
                                                                   =========      =========


          See the notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Anacomp, Inc. and Subsidiaries

                                                                           Year Ended
                                                          ---------------------------------------------
                                                          September 30,   September 30,   September 30,
(in thousands, except per share amounts)                      1999            1998            1997
                                                          -------------   -------------   -------------
Revenues:
  Internet Document Services............................    $  1,568 $      $    351        $   --
  Document Management Solutions.........................     227,269         162,209         106,517
  Field Services........................................      71,962          72,458          77,118
  DatagraphiX...........................................     141,363         159,920         175,640
                                                            --------        --------        --------
                                                             442,162         394,938         359,275
Cost of revenues:
  Costs of Internet Document Services...................       1,539             202            --
  Costs of Document Management Solutions................     144,933          99,027          59,184
  Costs of Field Services...............................      37,607          38,272          40,118
  Costs of DatagraphiX..................................      82,074          98,991         111,559
                                                            --------        --------        --------
                                                             266,153         236,492         210,861
                                                            --------        --------        --------

Gross profit............................................     176,009         158,446         148,414
Costs and expenses:
  Engineering, research and development.................       9,992           9,043           8,519
  Selling, general and administrative expenses..........      92,607          90,667          80,375
  Amortization of reorganization asset..................      68,370          71,851          71,991
  Amortization of intangible assets.....................      22,355          12,220           3,349
  Write-off of acquired in-process research
    and development.....................................       3,000            --              --
  Asset impairment charges..............................       8,224            --              --
  Restructuring charges.................................        --             8,494            --
                                                            --------        --------        --------
Operating loss from continuing operations...............     (28,539)        (33,829)        (15,820)
Other income (expense):
  Interest income.......................................       2,322           2,339           4,346
  Interest expense and fee amortization.................     (40,358)        (34,598)        (35,896)
  Other.................................................         530            (517)         (1,285)
                                                            --------        --------        --------
                                                             (37,506)        (32,776)        (32,835)
                                                            --------        --------        --------
Loss from continuing operations before
  income taxes..........................................     (66,045)        (66,605)        (48,655)
Provision for income taxes..............................       4,960           2,194          10,508
                                                            --------        --------        --------
Loss from continuing operations.........................     (71,005)        (68,799)        (59,163)
Income from discontinued operations, net of taxes.......         980           2,164           2,313
Gain on sale of discontinued operations,
  net of taxes..........................................       2,243            --              --
                                                            --------        --------        --------
Loss before extraordinary loss..........................     (67,782)        (66,635)        (56,850)
Extraordinary loss on extinguishment of debt,
  net of taxes..........................................        (210)         (1,114)        (10,961)
                                                            --------        --------        --------
Net loss................................................    $(67,992)       $(67,749)       $(67,811)
                                                            ========        ========        ========
Basic and diluted per share data:
Loss from continuing operations.........................    $  (4.99)       $  (4.92)       $  (4.40)
Income from and gain on sale of discontinued
  operations, net of taxes.. ...........................        0.23            0.15            0.17
Extraordinary loss on extinguishment of debt,
  net of taxes..........................................       (0.02)          (0.08)          (0.82)
                                                            --------        --------        --------
Basic and diluted net loss..............................    $  (4.78)       $  (4.85)       $  (5.05)
                                                            ========        ========        ========
Shares used in computing basic and diluted
  net loss per share....................................      14,232          13,963          13,432
                                                            ========        ========        ========

      See the notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Anacomp, Inc. and Subsidiaries

                                                                   Accumulated
(dollars in thousands)                               Additional       other
                                            Common    paid-in     comprehensive   Accumulated
                                             Stock    capital     income (loss)     Deficit      Total
                                            ------   ----------   -------------   -----------   --------

BALANCE AT SEPTEMBER 30, 1996............    $101     $ 80,318       $   159       $ (22,009)   $  58,569
---------------------------------------------------------------------------------------------------------
Net loss.................................      --           --            --         (67,811)     (67,811)
Translation adjustment...................      --           --          (145)             --         (145)
Unrealized loss on currency
  swap contract..........................      --           --        (1,145)             --       (1,145)
                                                                                                ----------
COMPREHENSIVE LOSS.......................                                                         (69,101)
                                                                                                ----------
Common stock issued for exercise
  of rights..............................      36       24,511            --              --       24,547
Common stock issued for exercise
  of stock options.......................       1          500            --              --          501
Other....................................      --           --            --               1            1
---------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1997............     138      105,329        (1,128)        (89,819)      14,520
---------------------------------------------------------------------------------------------------------
Net loss.................................      --           --            --         (67,749)     (67,749)
Translation adjustment...................      --           --         1,575              --        1,575
                                                                                                ----------
COMPREHENSIVE LOSS.......................                                                         (66,174)
                                                                                                ----------
Common stock issued for exercise of
  stock options and warrants.............       4        2,668            --              --        2,672
Common stock issued for employee
  stock purchases........................       1          905            --              --          906
Common stock issued as incentive
  compensation...........................      --          584            --              --          584
---------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1998............     143      109,486           447        (157,568)     (47,492)
---------------------------------------------------------------------------------------------------------
Net loss.................................      --           --            --         (67,992)     (67,992)
Translation adjustment...................      --           --        (1,669)             --       (1,669)
                                                                                                ----------
COMPREHENSIVE LOSS.......................                                                         (69,661)
                                                                                                ----------
Common stock issued for exercise of
  stock options and warrants.............       9        3,843            --              --        3,852
Common stock issued for employee
  stock purchases........................      --          781            --              --          781
Common stock purchased and retired.......      (5)      (8,784)           --              --       (8,789)
Common stock issued for acquisitions.....       2        3,671            --              --        3,673
---------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1999............    $149     $108,997       $(1,222)      $(225,560)   $(117,636)
=========================================================================================================


          See the notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Anacomp, Inc. and Subsidiaries

                                                                            Year Ended
                                                           ---------------------------------------------
                                                           September 30,   September 30,   September 30,
(dollars in thousands)                                          1999           1998             1997
                                                           -------------   -------------   -------------
Cash flows from operating activities:
  Net loss..............................................     $(67,992)       $ (67,749)      $ (67,811)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Extraordinary items.................................          210            1,114          10,961
    Asset impairment charge.............................        8,224             --              --
    Write-off of acquired in-process research
      and development...................................        3,000             --              --
    Income from discontinued operations.................         (980)          (2,164)         (2,313)
    Gain on sale of discontinued operations.............       (2,243)            --              --
    Depreciation and amortization.......................      109,952          103,103          92,203
    Non-cash compensation...............................        1,103            1,004           1,012
    Non-cash charge in lieu of taxes....................        1,527             --               700
    Other...............................................         --               --             6,278
Restricted cash requirements............................        4,285            3,147           2,164
Change in assets and liabilities, net of effects
  from acquisitions:
      Decrease in accounts and long-term receivables....          877            2,989           8,866
      Decrease in inventories and prepaid expenses......          656              660           5,811
      Increase in other assets..........................       (1,572)          (1,951)         (1,247)
      Increase (decrease) in accounts payable and
        accrued expenses................................      (14,520)         (14,663)            807
      Decrease in other noncurrent liabilities..........       (1,699)            (934)         (6,447)
                                                             --------        ---------       ---------
        Net cash provided by continuing operations......       40,828           24,556          50,984
        Net operating cash provided by (used in)
          discontinued operations                               1,620             (662)          6,393
                                                             --------        ---------       ---------
        Net cash provided by operating activities.......       42,448           23,894          57,377
                                                             --------        ---------       ---------

Cash flows from investing activities:
  Proceeds from sale of discontinued operations
    and other assets....................................       41,422             --              --
  Purchases of property and equipment...................      (24,660)         (11,724)         (9,934)
  Payments to acquire companies and customer rights,
    net of the proceeds from the sale of DAS and
    DPDS business lines in 1998.........................      (45,284)        (130,936)        (22,443)
                                                             --------        ---------       ---------
        Net cash used in investing activities...........      (28,522)        (142,660)        (32,377)
                                                             --------        ---------       ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock, options
    and warrants........................................        4,633            3,015             412
  Proceeds from revolving line of credit and
    long-term borrowings, net...........................        8,900          214,286         253,853
  Proceeds from exercise of common stock rights.........          ---             --            24,548
  Repurchases of common stock...........................       (8,789)            --              --
  Principal payments on long-term debt..................      (25,000)        (132,197)       (271,288)
  Payments related to the issuance and
    extinguishment of debt..............................         --             (5,541)        (12,647)
                                                             --------        ---------       ---------
        Net cash provided by (used in)
          financing activities..........................      (20,256)          79,563          (5,122)
                                                             --------        ---------       ---------
Effect of exchange rate changes on cash.................         (247)          (1,136)            (16)
                                                             --------        ---------       ---------
Increase (decrease) in cash and cash equivalents........       (6,577)         (40,339)         19,862
Cash and cash equivalents at beginning of period........       17,721           58,060          38,198
                                                             --------        ---------       ---------
Cash and cash equivalents at end of period..............     $ 11,144        $  17,721       $  58,060
                                                             ========        =========       =========


            See the notes to the consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                            Year Ended
                                                           ---------------------------------------------
                                                           September 30,   September 30,   September 30,
(dollars in thousands)                                          1999           1998             1997
                                                           -------------   -------------   -------------
Cash paid during the period for:
  Interest............................................        $34,463         $27,277         $15,016
  Income taxes........................................        $ 5,425         $ 5,150         $ 6,612


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                            Year Ended
                                                           ---------------------------------------------
                                                           September 30,   September 30,   September 30,
(dollars in thousands)                                          1999           1998             1997
                                                           -------------   -------------   -------------
  Assets acquired by assuming liabilities............          $9,824         $11,955         $ 1,553
  Interest on subordinated notes satisfied
    with additional notes............................            --              --           $11,960
  Stock issued for acquisitions......................          $3,673            --              --


            See the notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Anacomp, Inc. and Subsidiaries

NOTE 1.
SUMMARY OF SIGNIFICANT ACCOUNTING:

THE COMPANY

Anacomp, Inc. ("Anacomp" or the "Company") is a global application services provider for digital document-management outsource services utilizing the Internet and other technologies. The Company is also a leading provider of field maintenance services and document management systems and supplies. The Company primarily serves customers in the banking, insurance and brokerage market sectors.

CONSOLIDATION

The consolidated financial statements include the accounts of Anacomp and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

Cash equivalents primarily represent highly liquid investments, with original maturities of 90 days or less, in repurchase agreements and money market funds that are convertible to a known amount of cash and carry an insignificant risk of change in value. The Company has periodically maintained balances in various operating accounts in excess of federally insured limits.

RESTRICTED CASH

Restricted cash in 1998 represented cash reserved as collateral for letters of credit issued by the Company or cash held in escrow primarily to secure certain contingent obligations of the Company. The contingent obligations were primarily related to environmental liabilities and certain insurance policies requiring letters of credit.

INVENTORIES

Inventories are stated at the lower of cost or market, with cost being determined by methods approximating the first-in, first-out basis.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and depreciated or amortized using the straight-line method over estimated useful lives. Buildings are principally depreciated over ten to forty years. Leasehold improvements are amortized over the shorter of their estimated useful life or the remaining term of the related lease. Tooling costs are amortized over the total estimated units of production, not to exceed three years. Processing equipment and other property and equipment have useful lives ranging from two to twelve years. Repair and maintenance costs are expensed as incurred.

SOFTWARE COSTS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software production costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of cost or estimated net realizable value. Such costs are amortized over the greater of the estimated units of sale or under the straight-line method not to exceed three years. Unamortized deferred software costs were $0.4 million and $0.6 million as of September 30, 1999 and 1998, respectively.

GOODWILL

Excess of purchase price over net assets of businesses acquired ("goodwill") is amortized on the straight-line method over the estimated periods of future benefit. Goodwill at September 30, 1999 is being amortized over periods of three to fifteen years.

REORGANIZATION VALUE IN EXCESS OF IDENTIFIABLE ASSETS

As more fully discussed in Note 2, the Company has "Reorganization value in excess of identifiable assets" ("Reorganization Asset") of $12.0 million and $83.8 million at September 30, 1999 and 1998, respectively, net of accumulated amortization. The Reorganization Asset is being amortized over a three and one-half year period beginning May 31, 1996 and will be fully amortized by November 30, 1999.

DEBT ISSUANCE COSTS

The Company capitalizes all costs related to its issuance of debt and amortizes those costs using the effective interest method over the life of the related debt instruments. Unamortized debt issuance costs were $6.9 million and $8.6 million at September 30, 1999 and 1998, respectively. Unamortized debt issuance costs are included in "Other assets" in the accompanying Consolidated Balance Sheets. During the years ended September 30, 1999, 1998 and 1997, the Company amortized $1.8 million, $1.6 million and $0.9 million, respectively, of debt issuance costs that are included in "Interest expense and fee amortization" in the accompanying Consolidated Statements of Operations.

The Company retired $25.0 million of 10-7/8% Senior Subordinated Notes in the fourth quarter of 1999 (see Note 12). This resulted in a $0.6 million write-off, before income taxes, of unamortized debt issuance costs, which is included in the "Extraordinary Loss on extinguishment of debt, net of taxes" for the year ended September 30, 1999.

The Company refinanced certain long-term obligations in June 1998 and March 1997, which resulted in the write-off of $1.9 million and $16.9 million, respectively, of unamortized debt issuance costs. These write-offs are recorded in the accompanying Consolidated Statements of Operations as an "Extraordinary loss on extinguishment of debt, net of taxes" for the years ended September 30, 1998 and 1997.

INCOME TAXES

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of temporary differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be "more likely than not" realized in future tax returns.

FOREIGN CURRENCY TRANSLATION

Substantially all assets and liabilities of Anacomp's international operations are translated at the year-end exchange rates; income and expenses are translated at the average exchange rates prevailing during the year. Translation adjustments are accumulated in a separate section of stockholders' equity (deficit) in the Consolidated Balance Sheets. Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations.

REVENUE RECOGNITION

Revenues from sales of products and services or from leases of equipment under sales-type leases are recorded based on shipment of products or performance of services. Under sales-type leases, the present value of all payments due under the lease contracts is recorded as revenue, cost of sales is charged with the book value of the equipment plus installation costs, and future interest income is deferred and recognized over the lease term. Operating lease revenues are recognized during the applicable period of customer usage.

During 1999, the Company entered into software contracts falling under the provisions of Statement of Position 97-2, ("SOP 97-2"), "Software Revenue Recognition". In accordance with SOP 97-2, revenues from software license agreements are recognized currently, provided that all of the following conditions are met: a non-cancelable license agreement has been signed, the software has been delivered, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable and the risk of concession is deemed remote, and no other significant vendor obligations exist. For contracts with multiple obligations, the Company unbundles the respective components using vendor specific objective evidence.

The Company recognizes revenue from maintenance and service ratably over the period of the related contract.

Contract revenue for the development and implementation of document services solutions under contracts is recognized using the percentage-of-completion method with progress to completion measured by output measures as defined by deliverable items identified in the contract. Provisions for estimated losses on contracts, if any, are made during the period when the loss becomes probable and can be reasonably estimated. Revenues recognized in excess of amounts billed and project costs are classified as work in progress.

LONG-LIVED ASSETS

The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes procedures for review of recoverability and measurement of impairment (if necessary) of long-lived assets and certain identifiable intangibles held and used by an entity. SFAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the respective asset may not be fully recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs. Based on the Company's review of each acquisition, projected future undiscounted cash flows and modifications to the Company's strategic direction in the fiscal 1999 fourth quarter, the Company recorded an impairment charge of $8.2 million, which is included in the 1999 Consolidated Statement of Operations.

RESEARCH AND DEVELOPMENT

The engineering costs associated specifically with research and development programs are expensed as incurred, and amounted to $6.7, $3.9 and $4.8 million for the years ended September 30, 1999, 1998 and 1997, respectively. The Company supports several engineering processes, including basic technological research, service offering and product development, and sustaining engineering support for existing service customers and product installations.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is based upon the weighted average number of shares of common stock outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include options granted under the Company's stock option plans and outstanding warrants, both using the treasury stock method, and shares of common stock expected to be issued under the Company's employee stock purchase plan. Potentially dilutive securities were not used to calculate diluted earnings (loss) per share because of their anti-dilutive effect.

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

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities". SFAS No. 133 requires that all derivatives be recorded on the balance sheet as an asset or liability measured at its fair value with changes in fair value recognized currently in earnings unless hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, which deferred the implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000. A company may implement these provisions as of the beginning of any fiscal quarter after June 15, 2000. The Company has not yet determined what impact, if any, the adoption of SFAS No. 133 will have on its consolidated financial statements, results of operations or related disclosures thereto.

NOTE 2.
FINANCIAL REORGANIZATION AND FRESH START REPORTING:

On May 20, 1996 (the "Confirmation Date"), the U.S. Bankruptcy Court confirmed the Company's Third Amended Joint Plan of Reorganization (the "Reorganization"), and on June 4, 1996, the Company emerged from bankruptcy. Pursuant to the Reorganization, on that date certain indebtedness of the Company was canceled in exchange for cash, new indebtedness, and/or new equity interests, certain indebtedness was reinstated, certain other prepetition claims were discharged, certain claims were settled, executory contracts and unexpired leases were assumed or rejected, and the members of a new Board of Directors of the Company were designated. The Company simultaneously distributed to creditors approximately $22 million in cash, $112.2 million principal amount of its 11-5/8% Senior Secured Notes due 1999 and $160 million principal amount of its 13% Senior Subordinated Notes due 2002, equity securities consisting of 10 million shares of new common stock, and 362,694 warrants, each of which is convertible into 1.0566 shares of new common stock during the five year period ending June 3, 2001 at an exercise price of $11.57 per share.

The process began January 5, 1996, when Anacomp filed a Prenegotiated Plan of Reorganization with the U.S. Bankruptcy Court in Delaware under Chapter 11 of the U.S. Bankruptcy Code. The Company was in default under substantially all of its debt agreements as a result of its failure to make $89.7 million of principal payments scheduled for April 26, 1995 and October 26, 1995 on the senior secured credit facilities (including $60 million relating to the revolving loan agreement which expired on October 26, 1995), $11.4 million of principal and interest payments on the 9% Convertible Subordinated Debentures which were due January 15, 1996, $34.1 million of interest payments scheduled for May 1, 1995 and November 1, 1995 on its 15% Senior Subordinated Notes, and $3.2 million of interest payments scheduled for July 15, 1995 and January 15, 1996 on the 13.875% Convertible Subordinated Debentures, as well as certain financial covenant violations, and the cross-default provisions of the other debt agreements.

As of May 31, 1996, the Company adopted Fresh Start Reporting in accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code". Fresh Start Reporting resulted in material changes to the Consolidated Balance Sheet, including the valuation of assets, intangible assets (including goodwill) and liabilities at fair market value, and the valuation of equity based on the appraised reorganization value of the ongoing business. The net result of the valuation of identifiable assets, the recognition of liabilities at fair market value, and the valuation of equity was that the Company recognized an asset entitled "Reorganization value in excess of identifiable assets" totaling $267.5 million as of May 31, 1996 (see Note 1).

NOTE 3.
SALE OF THE MAGNETICS DIVISION:

In February 1999, the Company adopted a plan to dispose of its Magnetics Division (the "Magnetics Division"), and on April 28, 1999, the Company signed a definitive agreement to sell the Magnetics Division. The sale was effective June 1, 1999, and the sales price of $40.0 million included $37.0 million in cash at closing, an interest-bearing $3.0 million subordinated note, and incentive payments based upon sales of magnetic media products to the Company's customer base over the next two years. A post-closing adjustment resulted in the Company returning to the buyer $1.2 million to reflect a shortfall in the agreed-upon working capital for the Magnetics Division. The Company recognized a gain, net of income taxes, of approximately $2.2 million as a result of the sale, which is reflected in the 1999 Consolidated Statements of Operations as a "Gain on sale of discontinued operations, net of taxes".

The assets and liabilities of the Magnetics Division have been classified separately as "Net assets of discontinued operations" in the Consolidated Balance Sheet as of September 30, 1998. The net assets of the Magnetics Division were summarized as follows:

                                                             September 30,
(dollars in thousands)                                           1998
                                                             -------------
Accounts and notes receivable..............................     $15,821
Inventories................................................      12,133
Property and equipment.....................................       6,657
Other assets...............................................       4,644
Accounts payable and other accrued liabilities.............      (9,316)
                                                                -------
Net assets.................................................     $29,939
                                                                =======

Similarly, the results of operations of the Magnetics Division have been reported separately as "Income from discontinued operations, net of taxes" in the Consolidated Statements of Operations for the years ended September 30, 1999, 1998 and 1997. The operating results of the discontinued operations are summarized as follows:

                                        Year ended September 30,
                                  -----------------------------------
(dollars in thousands)              1999         1998          1997
                                  -------      --------      --------
Revenues                          $50,544      $104,079      $103,235
                                  =======      ========      ========

Operating income                  $ 2,763      $  6,470      $  7,305
Income taxes                        1,783         4,306         4,992
                                  -------      --------      --------
Net income                        $   980      $  2,164      $  2,313
                                  =======      ========      ========

NOTE 4.
FAIR VALUES OF FINANCIAL INSTRUMENTS:

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information for certain financial instruments. The carrying amounts for trade and other receivables and payables are considered to be their fair values. The carrying amounts, net of unamortized discounts and premiums, and fair values of the Company's other financial instruments at September 30, 1999, and 1998, are as follows:

                                                    September 30, 1999       September 30, 1998
                                                  ---------------------    ---------------------
                                                  Carrying                 Carrying
(dollars in thousands)                             Amount    Fair Value     Amount    Fair Value
                                                  --------   ----------    --------   ----------
Long-term debt:
  Senior Secured Revolving Credit Facility....    $  8,900    $  8,900     $   --      $   --
  10-7/8% Senior Subordinated Notes...........     311,937     304,945      337,181     335,000
  Unrealized loss on currency swap
    contract (see Note 5).....................      (1,145)     (1,145)        --          --

The September 30, 1999 and 1998 estimated fair values of Long-term debt were based on quoted market values.

NOTE 5.
HEDGING:

During September 1999, the Company entered into three cross-currency swap agreements that hedge the U.S. dollar value of the Company's investment in the net assets of certain foreign subsidiaries. These agreements effectively swapped higher fixed rate U.S. dollar debt for lower fixed-rate debt in the subsidiaries' respective local currencies. The Company is exposed to the risk of future currency exchange rate fluctuations on such debt. The amounts outstanding as of September 30, 1999 are as follows:

                                                                                  Unrealized Gain
                           Notional                                                (Loss) as of
Currency                    Amount      Maturity             Interest Rate      September 30, 1999
----------------------    ----------    -----------------    -------------      ------------------
Euro fixed-rate           28,860,029    April 1, 2002            8.69%             $  (862,000)
Swiss Franc fixed-rate    22,725,000    September 8, 2002        2.99%                  11,000
Swiss Franc fixed-rate    14,635,700    April 1, 2002            7.45%                (294,000)
                                                                                   -----------
                                                                                   $(1,145,000)
                                                                                   ===========

The above net unrealized loss has been reflected as an increase to "Long-term debt, net of current portion" in the 1999 Consolidated Balance Sheet (see
Note 12), with a corresponding adjustment to the cumulative translation account.

NOTE 6.
ACQUISITIONS:

During the three years ended September 30, 1999, Anacomp made the acquisitions set forth below, each of which has been accounted for under the purchase method of accounting and, accordingly, the assets, including in-process research and development, and the liabilities were recorded based on their fair values at the date of acquisition and the results of operations for each of the acquisitions have been included in the financial statements for the periods subsequent to acquisition. Pro forma results have not been presented because the effects of these acquisitions, excluding First Image, were not significant.

In July 1999, Anacomp acquired Litton Adesso Software, Inc ("Adesso") for $17.0 million and incurred additional costs of $1.6 million. Based upon an independent third party appraisal, Anacomp allocated $3.0 million to in-process research and development, $3.2 million to developed technology, $10.8 million to goodwill and $1.6 million to the identifiable net assets. The intangible assets are being amortized over three to seven years. The in-process research and development was immediately written-off and is shown as a "Write-off of acquired in-process research and development" in the 1999 Consolidated Statement of Operations. The fair values for all other acquisitions were allocated between the net assets and goodwill.

The value of acquired in-process research and development was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The value assigned to acquired in-process research and development was determined by estimating the costs to develop the acquired in-process research and development into commercially viable products, estimating the resulting net cash flows from the products and discounting the net cash flows to their present value. With respect to the acquired in-process research and development, the calculations of value were adjusted to reflect the value creation efforts Adesso created prior to the close of the acquisition.

FISCAL 1999

During fiscal 1999, Anacomp acquired either the customer bases and other assets or the stock of twelve businesses, including Adesso discussed above. Total consideration paid at the closing was $50.0 million and 169,010 shares of Anacomp common stock, of which approximately $31.6 million was assigned to goodwill. The aggregate purchase prices consisted of $40.2 million in cash and $9.8 million in assumed liabilities. In addition, one of the acquisitions includes contingent future cash payments of up to a maximum of $12.0 million, based upon future sales from that business unit above a defined level of sales. Three of the other acquisitions include provisions for contingent cash payments of up to approximately $0.7 million in the aggregate. In 1999, $3.8 million was paid and 14,400 unregistered shares of Anacomp common stock were issued related to contract clauses included in the purchase agreements of prior year acquisitions.

FISCAL 1998

During fiscal 1998, excluding the First Image acquisition discussed separately in Note 7 below, Anacomp acquired either the customer bases and other assets or the stock of nine businesses. Total consideration paid at the closing was $17.9, million of which approximately $12.5 million was assigned to goodwill. The aggregate purchase prices consisted of $17.0 million cash at closing, $0.9 million in assumed liabilities and contingent cash payments of up to $10.9 million based upon future operating results of the acquired businesses over the next ten years from the respective acquisition dates.

FISCAL 1997

During fiscal 1997, Anacomp acquired either the customer bases and other assets or the stock of nine businesses. Total consideration was $25.5 million, of which approximately $18.3 million was assigned to goodwill. The aggregate purchase prices consisted of $22.4 million cash, $1.6 million in assumed liabilities and contingent cash and/or stock payments of up to $10.0 million based upon future operating results of the acquired businesses over the next two to five years from the acquisition dates.

NOTE 7.
FIRST IMAGE ACQUISITION:

On June 18, 1998, the Company completed its acquisition (the "Acquisition") of assets constituting substantially all of the business and operations (the "First Image Businesses") of First Image Management Company ("First Image"), a division of First Financial Management Corporation ("FFMC"), which was a wholly owned subsidiary of First Data Corporation ("FDC"). The Company also assumed substantially all of the ongoing liabilities of the First Image Businesses. The purchase price paid by the Company to FFMC at the closing of the Acquisition was $150.0 million, although a post-closing adjustment resulted in FFMC returning to the Company $4.9 million to reflect a shortfall in the agreed-upon working capital for the First Image Businesses. The Acquisition was accounted for as a purchase, and the goodwill was approximately $100.0 million, which is being amortized over a 15-year period on a straight-line basis. For reporting purposes, the Acquisition date was set as June 1, 1998 because the significant contingencies associated with the definitive agreement between the Company, FFMC and FDC were all cleared. In addition, the Company received the economic benefits and assumed the economic risks associated with the operations of the First Image Businesses beginning June 1, 1998.

The First Image Businesses included (i) image access services, primarily Computer Output to Microfilm ("COM") and Compact Disc ("CD") services (the "IAS Business"), (ii) document print and distribution services such as laser print and mail and demand publishing services (the "DPDS Business"), and
(iii) document acquisition services such as health care and insurance claims entry and data capture services (the "DAS Business"). The Company retained and continues to operate the IAS Business. IAS Business revenues of $37.7 million and EBITDA of $9.7 million for the period June 1, 1998, to September 30, 1998 were included in the Company's results of operations for the fiscal year ended September 30, 1998.

The Company sold the DAS Business to ACS Shared Services, Inc., a wholly owned subsidiary of Affiliated Computer Services, Inc., effective July 1, 1998. The Company also sold the DPDS Business to Southern Micrographix Company LLC (now known as AccuDocs LLC) effective August 1, 1998. The Company generated $45.0 million in cash from the sale of both Businesses and liquidation of related working capital. Combined, the two Businesses accounted for 44% of First Image's revenues for the year ended December 31, 1997. The Company excluded the results of operations for the DAS and DPDS Businesses from the Company's results of operations for the year ended September 30, 1998.

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

The unaudited pro forma consolidated operating data was prepared giving effect to the IAS Business acquisition, the disposition of the DAS and DPDS Businesses and the use of the proceeds thereof, the new Senior Secured

Revolving Credit Facility and Senior Subordinated Notes (as each such term is described in Note 12 below), and the fiscal year 1997 refinancings as if they had all occurred at the beginning of the applicable results of operations period.

The unaudited pro forma consolidated operating data is not necessarily indicative of the results that would have been obtained had such transactions in fact been completed at the beginning of the periods presented, nor is such information indicative of future results.

                                                   Year ended September 30,
                                                   ------------------------
(dollars in thousands)                               1998            1997
                                                   --------       --------
Total revenues from continuing operations.....     $466,793       $468,218
Net loss from continuing operations before
  extraordinary item..........................      (62,270)       (48,312)


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

Included in the Company's operating results for the year ended September 30, 1998, are restructuring charges of $8.5 million. These charges result from the Company's acquisition of the First Image Businesses and the Company's plans to close down Anacomp sites with multiple market presence in certain cities and convert First Image customers to Anacomp equipment. The majority of these restructuring activities were completed during fiscal year 1999. In 1999, $4.4 million was charged against the reserve. As of September 30, 1999, a balance of $2.6 million remains, consisting primarily of reserves for idle leased facilities.

The Company also recorded $15.2 million in reserves in 1998 related to the restructuring of the First Image Businesses and the Company's plans to integrate the First Image corporate functions into Anacomp's and to close down certain First Image sites where the Company had a multiple market presence. The majority of these restructuring activities were completed during fiscal year 1999. In 1999 and 1998, $9.2 and $1.9 million, respectively was charged against the reserve. As of September 30, 1999, a balance of $4.1 million remains, consisting primarily of reserves for idle leased facilities and personnel severance.

NOTE 9.
SKC AGREEMENT:

Anacomp has a supply agreement (the "Supply Agreement") with SKC America, Inc., a New Jersey corporation ("SKCA"), and SKC Limited ("SKCL"), an affiliated corporation of SKCA organized pursuant to the laws of the Republic of Korea. SKCA and SKCL are collectively referred to as "SKC". The Supply Agreement expires in December 2003. Pursuant to the Supply Agreement, Anacomp purchases substantially all of its requirements for coated duplicate microfilm from SKC. Pursuant to the Supply Agreement, SKC also provided the Company with a substantial portion of its polyester requirements for its magnetic media products prior to the sale of its Magnetics Division.

In connection with the Supply Agreement, SKC also provided the Company with a $25 million trade credit facility, which was reduced to $15 million in fiscal 1997 and further reduced to $5 million in fiscal 1998 (secured by up to $5 million of products sold to the Company by SKC. The $5 million trade credit is outstanding at September 30, 1999. The trade credit arrangement bears interest at 1.75% over the prime rate of The First National Bank of Boston (10% as of September 30, 1999).

In connection with an amendment to the Supply Agreement in June 1996, the Company agreed to certain price increases, retroactive to 1994, and the Company agreed to make the deferred payments related to the retroactive price increases to SKC. The Company is committed to pay SKC $0.8 million and $1.0 million in 2000 and 2001, respectively, which is accrued in "Current portion of long-term debt" and "Long-term debt, net of current portion" in the accompanying Consolidated Balance Sheets. In addition, the parties amended and restated the supply agreement effective as of July 1, 1997 for the purpose of, among other things, deleting minimum purchase commitments.

NOTE 10.
COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

                                                                September 30,
                                                            ---------------------
     (dollars in thousands)                                   1999         1998
                                                            --------     --------
     ACCOUNTS AND NOTES RECEIVABLE:
     Trade receivables, net of allowance for
       doubtful accounts of $5,815 and $6,957,
       respectively.....................................    $ 74,379     $ 60,798
     Other..............................................         880        2,490
                                                            --------     --------
                                                            $ 75,259     $ 63,288
                                                            ========     ========
     INVENTORIES:
     Finished goods.....................................    $  9,827     $  9,600
     Work in process....................................       2,433        2,071
     Raw materials and supplies.........................       7,399        4,814
                                                            --------     --------
                                                            $ 19,659     $ 16,485
                                                            ========     ========

     PROPERTY AND EQUIPMENT:
     Land and buildings.................................    $  4,651     $    777
     Office furniture...................................      12,526        6,165
     Manufacturing equipment and tooling................       4,983        5,431
     Field support spare parts..........................       4,433        5,077
     Leasehold improvements.............................      10,481        3,171
     Equipment leased to others.........................       1,950        2,552
     Processing equipment...............................      27,774       17,116
                                                            --------     --------
                                                              66,798       40,289
     Less accumulated depreciation and amortization.....     (19,359)      (5,197)
                                                            --------     --------
                                                            $ 47,439     $ 35,092
                                                            ========     ========

     EXCESS OF PURCHASE PRICE OVER NET ASSETS OF
       BUSINESSES ACQUIRED:
     Goodwill...........................................    $177,407     $134,467
     Less accumulated amortization......................     (44,442)     (13,813)
                                                            --------     --------
                                                            $132,965     $120,654
                                                            ========     ========

     OTHER ACCRUED LIABILITIES:
     Restructuring reserves (see Note 8)................    $  6,651     $ 20,302
     EPA reserve........................................       2,789        3,331
     Deferred revenues..................................      11,892        7,297
     Sales tax and VAT liability........................       3,837        3,560
     Other..............................................      13,629        4,574
                                                            --------     --------
                                                            $ 38,798     $ 39,064
                                                            ========     ========

NOTE 11.
LONG-TERM RECEIVABLES:

     (dollars in thousands)                            September 30,
                                                    -------------------
                                                      1999       1998
                                                    -------     -------
     LONG-TERM RECEIVABLES:
     Lease contracts receivable.................    $ 7,214     $13,219
     Other......................................      3,373       1,424
                                                    -------     -------
                                                     10,587      14,643
     Less current portion.......................     (2,952)     (5,641)
                                                    -------     -------
                                                    $ 7,635     $ 9,002
                                                    =======     =======

Lease contracts receivable result from customer leases of products under agreements that qualify as sales-type leases. Annual future lease payments to be received under sales-type leases are as follows:

                                                     Year Ended
           (dollars in thousands)                   September 30,
                                                    -------------
           2000................................        $ 3,157
           2001................................          2,742
           2002................................          1,878
           2003................................            445
           2004................................             64
                                                       -------
                                                         8,286
           Less deferred interest..............         (1,072)
                                                       -------
                                                       $ 7,214
                                                       =======


NOTE 12.
LONG-TERM DEBT:
Long-term debt comprises of the following:

                                                              September 30,
                                                           -------------------
     (dollars in thousands)                                  1999        1998
                                                           --------   --------
     Senior Secured Revolving Credit Facility..........    $  8,900   $   --
     10-7/8% Senior Subordinated Notes, including
       net unamortized premium of $1.9 million and
       $2.2 million, respectively......................     311,937    337,181
     Other.............................................       1,890      2,822
                                                           --------   --------
                                                            322,727    340,003
     Less current portion..............................      (9,987)    (1,152)
     Plus unrealized hedging loss (see Note 5).........       1,145       --
                                                           --------   --------
                                                           $313,885   $338,851
                                                           ========   ========


SENIOR SECURED REVOLVING CREDIT FACILITY

The Company has a $75 million Senior Secured Revolving Credit Facility (the "Facility") with a syndicate of banks and BankBoston, N.A. ("BankBoston") as agent. The Facility terminates on June 15, 2003.

The Facility is available for loans denominated in U.S. dollars and in certain foreign currencies. In addition, up to $15 million of the Facility is available for letters of credit. Letters of credit outstanding against the Facility totaled $5.1 million and $3.4 million at September 30, 1999 and 1998, respectively.

The Company may elect to have loans under the Facility bear interest at (a) the Base Rate (as defined below) plus 3/4% or (b) the Eurocurrency Rate (as defined below) plus 1-2%. Interest is payable quarterly under the Base Rate loans and payable either quarterly or at the end of the interest period if less than three months under the Eurocurrency Rate loans. The "Base Rate" for any day means the higher of (i) the corporate base rate of interest announced by BankBoston and (ii) the federal funds rate published by the Federal Reserve Bank of New York on the next business day plus 1/2%. The "Eurocurrency Rate" means the Eurodollar Rate or the International Eurocurrency Rate as defined and offered by BankBoston. The weighted average interest rate for the Facility borrowings at September 30, 1999 was 7.1%.

The Facility is secured by virtually all of the Company's assets and 65% of the capital stock of the Company's foreign subsidiaries. The Facility contains covenants relating to limitations on capital expenditures, limitations on additional debt, limitations on open market purchases of the Company's Notes (as defined below), limitations on open market purchases of the Company's common stock, limitations on mergers and acquisitions, limitations on liens, minimum EBITDA requirements, minimum interest coverage ratios and minimum leverage ratios.

10 7/8% SENIOR SUBORDINATED NOTES

The Company had outstanding $310 million of publicly traded 10-7/8% Senior Subordinated Notes ("the Notes") at September 30, 1999. The Notes have no sinking fund requirements and are due in full on April 1, 2004.

In 1997, the Company issued $200 million of Series B Notes at 98.2071% of the face amount to yield proceeds of $196.4 million. The $3.6 million discount is being amortized as additional interest expense over the life of the Series B Notes. In 1998, the Company issued $135 million of Series D Notes at 104% of face value to yield proceeds of $140.4 million. The $5.4 million premium is being amortized as an offset to interest expense over the life of the Series D Notes. The proceeds from the Series D Notes, along with available cash, were used to finance the Acquisition (see Note 7).

In September 1999, the Company made open market purchases of $25 million of the Notes at an average price of 100.4425% of the face amount and cancelled them. In connection with the purchases, the Company recorded an "Extraordinary loss on extinguishment of debt" of $0.6 million. The associated income tax benefit was $0.4 million resulting in a net loss of $0.2 million.

The Notes are not redeemable at the option of the Company prior to April 1, 2000. On or after such date and until April 1, 2003, the Notes will be redeemable at the option of the Company in whole or in part at prices ranging from 108.156% to 102.710% plus accrued and unpaid interest. On or after April 1, 2003, the Notes may be redeemable at 100% plus accrued and unpaid interest. Prior to April 1, 2000, the Company may, at its option, use the net cash proceeds of one or more Public Equity Offerings (as defined), to redeem up to 35% of the aggregate principal amount at a redemption price equal to 110.875% plus unpaid interest to the date of redemption, provided that at least $87.75 million of the aggregate principal amount of Notes originally issued remains outstanding after such redemption. Also, upon a Change of Control (as defined), the Company is required to make an offer to purchase the Notes then outstanding at a purchase price equal to 101% plus accrued and unpaid interest. Interest on the Notes is payable semi-annually on October 1 and April 1 of each year.

The Notes are general unsecured obligations of the Company and expressly subordinated in right of payment to all existing and future Senior Indebtedness (as defined) of the Company. The Notes will rank pari passu with any future Senior Subordinated Indebtedness (as defined) and senior to all Subordinated Indebtedness (as defined) of the Company.

The indenture relating to the Notes contains covenants with respect to the Company related to limitations of indebtedness of the Company and restricted subsidiaries, limitations on restricted payments, limitations on distributions from restricted subsidiaries, limitations on sale of assets and restricted subsidiary stock, limitations on liens, a prohibition on layering, limitations on transactions with affiliates, limitations on issuance and sale of capital stock of restricted subsidiaries, limitations of sale/leaseback transactions, and limitations on mergers, consolidations or sales of substantially all of the Company's assets.

NOTE 13.
CAPITAL STOCK:

PREFERRED STOCK

The Board of Directors of the Company has the ability, at its discretion, to create one or more series of Preferred Stock and to determine each such series' preferences, limitations, and relative voting and other rights.

COMMON STOCK REPURCHASE PROGRAM

In February 1999, the Board of Directors authorized repurchases of up to two percent of the Company's outstanding shares of common stock per quarter. Shares may be purchased on the open market from time to time and at such prices as the management of the Company may determine, based on current prices and market conditions. The program is subject to compliance with the Company's credit agreements. During 1999, the Company repurchased 534,156 shares of its common stock at an average price of $16.45 per share.

WARRANTS

As of September 30, 1999 and 1998 the Company had 356,064 and 362,015 warrants to purchase its common stock outstanding, respectively. Each warrant is convertible into 1.0566 shares of common stock at an exercise price of $11.57 per share. The warrants expire on June 3, 2001.

NOTE 14.
STOCK PLANS:

On July 22, 1996, the Company's Board of Directors approved the 1996 Restructure Recognition Incentive Plan. Under this Plan, effective August 22, 1996, the Company awarded to employees 947,500 stock options to acquire common stock.

With regard to the stock options, the options were granted at an exercise price of $4.63 per share of common stock, which will result in approximately $3.2 million of compensation expense over the vesting period of the options based on the market value of the stock at August 22, 1996. 75% of the options vest ratably during the period from June 30, 1997 to June 30, 1999, and 25% of the options will vest on November 15, 1999. The Company recognized $0.5, $1.0 and $1.0 million of compensation expense related to the options issued and the restricted stock awarded during the fiscal years ended September 30, 1999, 1998 and 1997 respectively. The options expire 10 years after the date of the grant.

In April 1998, the Company awarded 35,000 shares of restricted common stock that were valued at $0.5 million. The compensation expense related to this award is being amortized to expense over the vesting period. Amortization expense related to this award was $1.1 million and $0.3 million for the years ended September 30, 1999 and 1998, respectively.

On February 3, 1997, the Company's shareholders approved the 1996 Long-Term Incentive Plan, which provides for the future issuance of various forms of common stock-related awards, including options, stock appreciation rights and restricted shares. The Company has reserved 2.4 million shares of common stock for issuance under this plan. Awards, including the nature of the awards and related exercise prices, are to be determined at the discretion of the Compensation Committee of the Board of Directors in accordance with the plan provisions.

Transactions under the Company's stock option plans are summarized as follows:

                                  1999                         1998                         1997
                        --------------------------   --------------------------  ---------------------------
                                     Weighted-Avg.                Weighted-Avg.                Weighted-Avg.
                          Shares    Exercise Price     Shares    Exercise Price     Shares    Exercise Price
                        ---------   --------------   ---------   --------------   ---------   --------------
Outstanding on
  October 1..........   2,005,706      $11.36        1,671,055       $ 7.96         947,500      $ 4.63
Grant................     653,150       16.65          979,375        14.31         939,205       10.64
Canceled ............    (152,749)      14.07         (335,336)        9.41        (135,650)       4.86
Exercised............    (345,777)       9.25         (309,388)        6.17         (80,000)       5.15
                        ---------                    ---------                    ---------
Outstanding on
  September 30.......   2,160,330      $13.12        2,005,706       $11.36       1,671,055      $ 7.96
                        =========                    =========                    =========

The following table summarizes all options outstanding and exercisable by price range as of September 30, 1999:

                                                                                  Weighted-Avg.
                                     Weighted-        Weighted-                   Exercise Price
Number of     Range of Exercise       Average          Average        Options     Of Exercisable
 Options       Price Per Share    Exercise Price   Remaining Life   Exercisable       Options
---------    -----------------   --------------   --------------   -----------   --------------
  438,505      $ 4.63 - $ 8.50        $ 5.59         7.0 Years        230,380         $ 5.05
  794,175      $10.63 - $15.88        $12.90         7.9 Years        519,731         $12.93
  927,650      $16.00 - $22.81        $16.88         9.3 Years         90,191         $17.29
---------
2,160,330
=========

On February 3, 1997, the Company's shareholders approved the Anacomp, Inc. 1997 Qualified Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan allows qualified employees to purchase shares of the Company's common stock at the lower of 85% of the fair market value at the date of purchase or 85% of the fair market value on the first day of each quarterly offering period. A maximum of 500,000 shares of common stock is available for purchase under the Stock Purchase Plan. As of September 30, 1999, 193,427 shares were issued under the plan.

The Company has reserved approximately 4.4 million shares of Anacomp common stock for the exercise of stock options, the exercise of warrants, employee stock purchases and other corporate purposes.

The Company accounts for its stock option plans in accordance with APB Opinion No. 25 ("APB 25"), under which compensation expense is recognized only to the extent the exercise price of the option is less than the fair market value of a share of stock at the date of grant. During 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), which considers the stock options as compensation expense to the Company based on their fair value at the date of grant. Under this standard, the Company has the option of accounting for employee stock option plans as it currently does or under the new method. The Company uses the APB 25 method for accounting, but has adopted the disclosure requirements of SFAS 123.

Had compensation costs for these plans been determined based on their fair value on their grant date, the Company's net loss would have been as follows:

                                                               Year Ended
                                               ---------------------------------------------
                                               September 30,   September 30,   September 30,
(dollar in thousands, except per share data)        1999            1998            1997
                                               -------------   -------------   -------------
Net loss as reported........................     $(67,992)       $(67,749)       $(67,811)
Pro forma net loss..........................      (72,960)        (70,309)        (69,940)
Pro forma net loss per share................     $  (5.13)       $  (5.04)       $  (5.21)


The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model. The weighted average fair value of options granted during 1999, 1998 and 1997, as well as the weighted average assumptions used to determine the fair values, are summarized below:

                                                 1999        1998        1997
                                               -------     -------    ---------
     Fair Value of Options Granted.........      $7.61       $7.30        $6.73
     Risk-Free Interest Rate...............      5.40%       5.69%        6.22%
     Expected Dividend Yield...............         0%          0%           0%
     Expected Volatility...................        43%         46%          40%
     Expected Life.........................    5 Years     5 Years     10 Years

NOTE 15.
INCOME TAXES:

The components of income (loss) from continuing operations before income taxes and extraordinary items were:

                                                    Year Ended
                                    ---------------------------------------------
                                    September 30,   September 30,   September 30,
(dollars in thousands)                   1999            1998            1997
                                    -------------   -------------   -------------
     United States...............     $(74,793)       $(78,424)       $(58,878)
     Foreign.....................        8,748          11,819          10,223
                                      --------        --------        --------
                                      $(66,045)       $(66,605)       $(48,655)
                                      ========        ========        ========


The components of the consolidated tax provision after utilization of net operating loss carryforwards and the adjustment of tax reserves are summarized below:

                                                    Year Ended
                                    ---------------------------------------------
                                    September 30,   September 30,   September 30,
(dollars in thousands)                   1999            1998            1997
                                    -------------   -------------   -------------
      Current:
        Federal.................       $  672          $  --            $  300
        Foreign.................        5,498           5,000            5,400
        State...................          516             400              400
                                       ------          ------           ------
                                        6,686           5,400            6,100
      Tax reserve adjustment....          767             400            2,800
      Non-cash charge in
        lieu of taxes...........        1,527             --               700
                                       ------          ------           ------
                                       $8,980          $5,800           $9,600
                                       ======          ======           ======


The non-cash charge in lieu of taxes represents the utilization of pre-organization tax benefits that are reflected as reductions to the Reorganization Asset.

The income tax provision is included in the Consolidated Statements of Operations as follows:

                                                    Year Ended
                                    ---------------------------------------------
                                    September 30,   September 30,   September 30,
(dollars in thousands)                   1999            1998            1997
                                    -------------   -------------   -------------
Provision for income taxes
  before discontinued operations
  and extraordinary item.........       $4,960          $2,194          $10,508
Discontinued operations..........        4,427           4,306            4,992
Extraordinary loss on discharge
  of indebtedness................         (407)           (700)          (5,900)
                                        ------          ------          -------
                                        $8,980          $5,800          $ 9,600
                                        ======          ======          =======

The following is a reconciliation of income taxes from continuing operations calculated at the United States federal statutory rate to the provision for income taxes:

                                                          Year Ended
                                          ---------------------------------------------
                                          September 30,   September 30,   September 30,
(dollars in thousands)                         1999            1998            1997
                                          -------------   -------------   -------------
Benefit for income taxes at U.S.
  statutory rate......................      $(23,115)       $(23,370)       $(16,769)
Nondeductible amortization and
  write-off of intangible assets......        26,607          25,450          22,654
State and foreign income taxes........           321             (76)          2,191
Tax reserve adjustment................         1,200             380           2,659
Alternative minimum tax...............          --              --               301
Other.................................           (53)           (190)           (528)
                                            --------        --------        --------
                                            $  4,960        $  2,194        $ 10,508
                                            ========        ========        ========

The components of deferred tax assets and liabilities are as follows:

                                                                  September 30,
                                                               --------------------
(dollars in thousands)                                            1999        1998
                                                               --------    --------
NET DEFERRED TAX ASSET:
Tax effects of future temporary differences related to:
  Inventory reserves........................................   $  5,100    $  5,000
  Reserves..................................................      2,200       6,500
  Depreciation and amortization.............................      5,400       3,500
  Other.....................................................      6,500       2,300
                                                               --------    --------
Net tax effects of future differences.......................     19,200      17,300
                                                               --------    --------
Tax effects of carryforward benefits:
  Federal net operating loss carryforwards..................     59,800      62,000
  Federal general business tax credits......................      1,100       1,100
  Foreign tax credits.......................................      3,000       3,000
                                                               --------    --------
Tax effects of carryforwards................................     63,900      66,100
                                                               --------    --------
Tax effects of future taxable differences
  and carryforwards.........................................     83,100      83,400
Less deferred tax asset valuation allowance.................    (83,100)    (83,400)
                                                               --------    --------
Net deferred tax asset......................................   $    --     $    --
                                                               ========    ========

At September 30, 1999, the Company has federal net operating loss carryforwards ("NOLs") of approximately $149.5 million available to offset future U.S. taxable income. This amount will increase to $197.5 million as certain temporary differences reverse in future periods. Usage of these NOLs by the Company is limited to approximately $4 million annually. However, the Company may authorize the use of other tax planning techniques to utilize a portion of the remaining NOLs before they expire. In any event, the Company expects that substantial amounts of the NOLs will expire unused.

The Company has tax credit carryforwards of approximately $4.1 million. These tax credits are principally foreign tax credit carryforwards resulting from the repatriation of a portion of the Company's foreign subsidiaries' accumulated earnings and profits included in U.S. taxable income in 1996. The Company expects that these credits will expire unused.

The tax benefits of pre-reorganization net deferred tax assets will be reported first as a reduction of the Reorganization Asset and then as a credit to equity. Effective with the beginning of the year ended September 30, 1998, the Company intends to permanently reinvest the earnings of its foreign subsidiaries, exclusive of those foreign subsidiaries in Brazil, Canada and Japan. For those foreign subsidiaries in Brazil, Canada, and Japan, the Company will continue to remit and record applicable U.S. income and withholding tax expense on their earnings. As of September 30, 1999, the Company has approximately $21.7 million in undistributed earnings from those foreign subsidiaries that the Company intends to permanently reinvest. These tax benefits will not reduce income tax expense for financial reporting purposes.

NOTE 16.
COMMITMENTS AND CONTINGENCIES:

Anacomp has commitments under long-term operating leases, principally for building space and data service center equipment. Lease terms generally cover periods from five to twelve years. The following summarizes the future minimum lease payments under all noncancelable operating lease obligations that extend beyond one year:

                                                        Year Ended
      (dollars in thousands)                           September 30,
                                                       -------------
      2000........................................        $11,605
      2001........................................          9,127
      2002........................................          7,692
      2003........................................          6,481
      2004........................................          5,102
      Thereafter..................................         16,319
                                                          -------
                                                          $56,326
                                                          =======

The total of future minimum rentals to be received under noncancelable subleases related to the above leases is $1.3 million. The Company's rent and lease expense was $18 million, $18 million and $16.3 million for the years ended September 30, 1999, 1998 and 1997, respectively.

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

On August 29, 1997, Access Solutions International, Inc. ("ASI") filed a complaint for patent infringement in the U.S. District Court, District of Rhode Island, against Data/Ware Development, Inc. ("Data/Ware"), of which Anacomp is the successor by merger, and The Eastman Kodak Company ("Kodak"). The complaint seeks injunctive relief and unspecified damages, including attorney's fees, for alleged infringement by Data/Ware and Kodak of ASI's United States Letters Patent No. 4,775,969 for "Optical Disk Storage Format, Method and Apparatus for Emulating a Magnetic Tape Drive" and No. 5,034,914 for "Optical Disk Storage Method and Apparatus with Buffered Interface." The Company has assumed the defense of this matter on behalf of both Data/Ware and Kodak. Discovery in this case continues, with any trial to occur probably not before the second calendar quarter of 2000. Although there can be no assurance as to the eventual outcome of this matter, the Company believes that it has numerous meritorious arguments and intends to pursue them vigorously.

In a related matter, the Company has brought a lawsuit in California State court against the principal shareholder of Data/Ware, seeking to enforce that shareholder's obligation to indemnify the Company in the ASI litigation. The state court granted the Company's motion for summary adjudication of the shareholder's duty to fund most of the defense of the ASI case, which the shareholder is currently paying into the court's escrow account. Discovery in the state court litigation continues.

Anacomp also is involved in various claims and lawsuits incidental to its business and management believes that the outcome of any of those matters will not have a material adverse effect on its consolidated financial position or results of operations.

NOTE 17.
OPERATING SEGMENTS:

Anacomp's business is focused in the document management industry. The Company manages its business through four operating units: Internet Document Services, which provides Internet-based document-management service; Document Management Solutions ("DMS"); Field Services, which provides equipment maintenance services for Anacomp and third-party manufactured products; and DatagraphiX, which provides COM and CD systems, related supplies and contract manufacturing services.

Management evaluates performance based upon earnings before interest, other income, reorganization items, non-recurring and restructuring charges, taxes, depreciation and amortization and extraordinary items ("EBITDA"). Segment profit or loss also excludes acquired in-process research and development. These costs are managed at the Corporate segment.

Information about the Company's operations by operating segment is as follows (dollars in thousands):

                                Internet
                                Document                    Field
                                Services        DMS        Services     DatagraphiX    Corporate   Consolidated
---------------------------- -------------- ------------ ------------- -------------   ---------   ------------
1999
Digital/Renewal Revenue......  $ 1,568       $ 52,281      $14,698       $  5,015       $     --      $ 73,562
COM Revenue..................       --        174,988       57,264        136,348             --       368,600
                               -------       --------      -------       --------       --------      --------
Total Revenues...............    1,568        227,269       71,962        141,363             --       442,162
EBITDA.......................   (6,459)        50,100       30,749         42,326        (21,838)       94,878
Depreciation and
    amortization............       759         29,092        5,322          6,776         68,003       109,952
Identifiable operating
    assets..................    16,921        184,897       17,548         58,238         52,913       330,517
Capital Expenditures........     1,957         18,223        1,609          1,232          1,639        24,660
==============================================================================================================
1998
Digital/Renewal Revenue.....   $   351       $ 24,307      $ 8,300       $  4,274       $     --      $ 37,232
COM Revenue.................        --        137,902       64,158        155,646             --       357,706
                               -------       --------      -------       --------       --------      --------
Total Revenues..............       351        162,209       72,458        159,920             --       394,938
EBITDA......................    (1,755)        25,457       30,365         39,398        (20,452)       73,013
Depreciation and
    amortization............       101         12,495        2,456          7,017         81,034       103,103
Identifiable operating
    assets..................        72        159,542       15,238         74,391        162,594       411,837
Capital Expenditures........        --          6,316        2,027          1,341          2,040        11,724
==============================================================================================================
1997
Digital/Renewal Revenue.....   $    --       $  6,878      $ 4,295       $  6,387       $     --      $ 17,560
COM Revenue.................        --         99,639       72,823        169,253             --       341,715
                               -------       --------      -------       --------       --------      --------
Total Revenues..............        --        106,517       77,118        175,640             --       359,275
EBITDA......................        --         17,601       28,453         46,669        (21,531)       71,192
Depreciation and
    amortization............        --          5,218          760          6,033         80,192        92,203
Identifiable operating
    assets..................        --         38,785       12,241         55,468        274,917       381,411
Capital Expenditures........        --          5,595          719          3,461            159         9,934
==============================================================================================================

NOTE 18.
INTERNATIONAL OPERATIONS:

Anacomp's international operations are conducted principally through subsidiaries, a substantial portion of whose operations are located in Western Europe. Total international sales includes sales by subsidiaries and through distributors. Information as to U.S. and international operations for the years ended September 30, 1999, 1998 and 1997 is as follows (dollars in thousands):


YEAR ENDED SEPTEMBER 30, 1999

                                             U.S.    International     Elimination      Consolidated
                                          --------   -------------     -----------      ------------
  Customer sales.......................   $329,168        $112,994        $     --          $442,162
  Inter-geographic.....................     13,110              --         (13,110)               --
                                          --------        --------        --------          --------
  Total sales..........................    342,278         112,994         (13,110)          442,162
                                          ========        ========        ========          ========
  Operating income (loss) from
    continuing operations..............    (40,258)         11,719              --           (28,539)
                                          ========        ========        ========          ========
  Identifiable assets..................   $266,700        $ 63,817        $     --          $330,517
                                          ========        ========        ========          ========

YEAR ENDED SEPTEMBER 30, 1998

                                             U.S.    International     Elimination      Consolidated
                                          --------   -------------     -----------      ------------
  Customer sales.......................   $270,886        $124,052        $     --          $394,938
  Inter-geographic.....................     17,016              --         (17,016)               --
                                          --------        --------        --------          --------
  Total sales..........................    287,902         124,052         (17,016)          394,938
                                          ========        ========        ========          ========
  Operating income (loss) from
    continuing operations..............    (48,216)         14,387              --           (33,829)
                                          ========        ========        ========          ========
  Identifiable assets..................   $368,492        $ 43,345        $     --          $411,837
                                          ========        ========        ========          ========

YEAR ENDED SEPTEMBER 30, 1997

                                             U.S.    International     Elimination      Consolidated
                                          --------   -------------     -----------      ------------
  Customer sales.......................   $247,050        $112,225        $     --          $359,275
  Inter-geographic.....................     16,304              --         (16,304)               --
                                          --------        --------        --------          --------
  Total sales..........................    263,354         112,225         (16,304)          359,275
                                          ========        ========        ========          ========
  Operating income (loss) from
    continuing operations..............    (31,846)         16,026              --           (15,820)
                                          ========        ========        ========          ========
  Identifiable assets..................   $346,029        $ 35,382        $     --          $381,411
                                          ========        ========        ========          ========

NOTE 19.
QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                            First        Second        Third         Fourth
    (dollars in thousands, except per share amounts)       Quarter       Quarter       Quarter       Quarter
                                                          --------      ---------     ---------      --------
    FISCAL 1999
    Revenues.......................................       $114,365      $112,542      $106,250       $109,005
    Gross margin...................................         45,539        45,240        43,278         41,952
    Loss from continuing operations (1)............        (14,802)      (15,398)      (15,611)       (25,194)
    Gain on sale/income from discontinued
      operations, net of taxes.....................            289           520         3,056           (642)
    Loss before extraordinary item.................        (14,513)      (14,878)      (12,555)       (25,836)
    Extraordinary loss on extinguishment of debt,
      net of taxes.................................            --            --            --            (210)
                                                          --------      --------      --------       --------
    Net loss.......................................       $(14,513)     $(14,878)     $(12,555)      $(26,046)
                                                          ========      ========      ========       ========
    Basic and diluted per share data:
    Loss from continuing operations................       $  (1.04)     $  (1.08)     $  (1.10)      $  (1.78)
    Gain on sale/income from discontinued
      operations, net of taxes.....................           0.02          0.04           --            0.01
    Loss before extraordinary item.................          (1.02)        (1.04)        (1.10)         (1.77)
    Extraordinary loss on extinguishment of debt,
      net of taxes.................................            --            --            --           (0.01)
                                                          --------      --------      --------       --------
    Net loss.......................................       $  (1.02)     $  (1.04)     $  (0.88)      $  (1.84)
                                                          ========      ========      ========       ========

    (1) Fourth quarter includes certain charges discussed in Notes 1 and 6.

    FISCAL 1998
    Revenues.......................................       $ 92,474      $ 91,314      $ 94,976       $116,174
    Gross margin...................................         37,081        37,288        37,878         46,199
    Loss from continuing operations (2)............        (15,823)      (16,401)      (22,325)       (14,250)
    Gain on sale/income from discontinued
      operations, net of taxes.....................            455           546           576            587
    Loss before extraordinary loss.................        (15,368)      (15,855)      (21,749)       (13,663)
    Extraordinary loss on extinguishment of debt,
      net of taxes.................................            --            --         (1,857)           743
                                                          --------      --------      --------       --------
    Net loss.......................................       $(15,368)     $(15,855)     $(23,606)      $(12,920)
                                                          ========      ========      ========       ========
    Basic and diluted per share data:
    Loss from continuing operations................       $  (1.14)     $  (1.18)     $  (1.59)      $  (1.00)
    Gain on sale/income from discontinued
      operations, net of taxes.....................           0.03          0.04          0.04           0.04
    Loss before extraordinary item.................          (1.11)        (1.14)        (1.55)         (0.96)
    Extraordinary loss on extinguishment of debt,
      net of taxes.................................            --              --        (0.13)          0.05
                                                          --------      --------      --------       --------
    Net loss.......................................       $  (1.11)     $  (1.14)     $  (1.68)      $  (0.91)
                                                          ========      ========      ========       ========

    (2) Third quarter includes a restructuring charge discussed in Note 8.

NOTE 20.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES:

The following is a summary of activity in the Company's valuation and qualifying accounts and reserves for the years ended September 30, 1999, 1998 and 1997:

                                                                  Charges
                                                   Balance at   (Credits) to                                Balance at
                                                   beginning      costs and                                   end of
                                                   of period      expenses      Deductions      Other         period
                                                   ----------   ------------    ----------      -----       ----------
    (dollars in thousands)
    YEAR ENDED SEPTEMBER 30, 1999
    Allowance for doubtful accounts (a) ......      $ 6,957          (752)           (103)       (287)        $ 5,815
                                                    =======         =====         =======       ======        =======

    Restructuring reserves ...................      $20,302           --          (13,651)        --          $ 6,651
                                                    =======         =====         =======       ======        =======

    YEAR ENDED SEPTEMBER 30, 1998
    Allowance for doubtful accounts (b) ......      $ 5,206           249            (479)       1,981        $ 6,957
                                                    =======         =====         =======       ======        =======

    Restructuring reserves (b) ...............      $   --          8,494          (3,422)      15,230        $20,302
                                                    =======         =====         =======       ======        =======

    YEAR ENDED SEPTEMBER 30, 1997
    Allowance for doubtful accounts ..........      $ 6,473          (341)           (926)        --          $ 5,206
                                                    =======         =====         =======       ======        =======

     (a) Other deletions include the elimination of Magnetics related reserves (see Note 3).

     (b) Other additions include restructuring liabilities and allowance for doubtful accounts recorded in connection with the First Image acquisition.

EXHIBIT INDEX

EXHIBIT NUMBER
(10) MATERIAL CONTRACTS.
(21) SUBSIDIARIES OF THE REGISTRANT.
(27) FINANCIAL DATA SCHEDULE (REQUIRED FOR ELECTRONIC FILING ONLY).