Form 10-Q
period 1999-12-31
ANACOMP INC
filed 2000-02-14
CIK 6260

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         (Mark One)
         [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

     As  of  January  31,  2000,  the  number  of  outstanding   shares  of  the
registrant's common stock, $.01 par value per share, was 14,412,139.

                         ANACOMP, INC. AND SUBSIDIARIES
                                      INDEX



   PART I.         FINANCIAL INFORMATION                                                           PAGE
   Item 1.         Financial Statements:

                       Condensed Consolidated Balance Sheets at
                            December 31, 1999 and September 30, 1999........................         2

                       Condensed Consolidated Statements of Operations
                            Three Months Ended December 31, 1999 and 1998...................         3

                       Condensed Consolidated Statements of Cash Flows
                            Three Months Ended December 31, 1999 and 1998...................         4

                       Condensed Consolidated Statements of Stockholders' Equity (Deficit)
                            and  Comprehensive Income (Loss) Three Months
                            Ended  December 31, 1999........................................         5

                       Notes to the Condensed Consolidated Financial Statements.............         6

   Item 2.         Management's Discussion and Analysis of Financial
                            Condition and Results of Operations...........................           9


   Item 3.         Quantitative and Qualitative Disclosures About Market Risk.............          12


   PART II.        OTHER INFORMATION

   Item 1.         Legal Proceedings......................................................          13

   Item 2.         Changes in Securities and Use of Proceeds..............................          13

   Item 6.         Exhibits and Reports on Form 8-K.......................................          13

   SIGNATURES...........................................................................            14


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         ANACOMP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                               December 31,        September 30,
(in thousands)                                                                     1999                1999
                                                                              -------------       --------------
                                                                               (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents...........................................     $        8,411        $      11,144
    Accounts and notes receivable, net..................................             67,786               75,259
    Current portion of long-term receivables, net.......................              2,943                2,952
    Inventories.........................................................             23,075               19,659
    Prepaid expenses and other..........................................              9,792                8,589
                                                                              -------------       --------------
Total current assets....................................................            112,007              117,603

Property and equipment, net.............................................             46,071               47,439
Long-term receivables, net of current portion...........................              6,776                7,635
Goodwill................................................................            128,369              132,965
Reorganization value in excess of identifiable assets, net .............                ---               12,003
Other assets............................................................             13,520               12,872
                                                                              -------------       --------------
                                                                              $     306,743       $      330,517
                                                                              =============       ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Bank borrowings and current portion of long-term debt...............      $      21,869       $        9,987
    Accounts payable....................................................             34,037               34,058
    Accrued compensation, benefits and withholdings.....................             16,301               17,229
    Accrued income taxes................................................             15,042               16,509
    Accrued interest....................................................              8,589               17,061
    Other accrued liabilities...........................................             34,471               38,798
                                                                              -------------       --------------
Total current liabilities...............................................            130,309              133,642
                                                                              -------------       --------------
Noncurrent liabilities:
    Long-term debt, net of current portion..............................            310,505              313,885
    Other noncurrent liabilities........................................                653                  626
                                                                              -------------       --------------
    Total noncurrent liabilities........................................            311,158              314,511
                                                                              -------------       --------------
Stockholders' equity (deficit):
    Preferred stock.....................................................               ----                 ----
    Common stock........................................................                148                  149
    Capital in excess of par value......................................            107,882              108,997
    Cumulative other comprehensive loss.................................             (1,990)              (1,222)
    Accumulated deficit.................................................           (240,764)            (225,560)
                                                                              -------------       --------------
Total stockholders' deficit.............................................           (134,724)            (117,636)
                                                                              -------------       --------------
                                                                              $     306,743       $      330,517
                                                                              =============       ==============


          See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                     Three Months Ended
                                                                                         December 31,
                                                                                -----------------------------
(in thousands, except per share amounts)                                          1999                 1998
                                                                                --------             --------
Revenues:
    docHarbor..........................................................         $    863             $    180
    Document Solutions.................................................           58,460               58,276
    Field Service......................................................           18,481               18,381
    DatagraphiX........................................................           24,020               37,528
                                                                                --------             --------
                                                                                 101,824              114,365
                                                                                --------             --------
Cost of revenues:
    Costs of docHarbor.................................................            2,205                  100
    Costs of Document Solutions........................................           37,327               36,631
    Costs of Field Service.............................................            9,320                9,339
    Costs of DatagraphiX...............................................           15,400               22,755
                                                                                --------             --------
                                                                                  64,252               68,825
                                                                                --------             --------
Gross Profit...........................................................           37,572               45,540
Costs and expenses:
    Engineering, research and development..............................            2,481                2,514
    Selling, general and administrative expenses.......................           23,108               23,726
    Amortization of reorganization asset...............................           12,003               17,945
    Amortization of intangible assets..................................            5,374                4,536
                                                                                --------             --------
Operating loss from continuing operations..............................           (5,394)              (3,181)
                                                                                --------             --------
Other income (expense):
    Interest income....................................................              282                  388
    Interest expense and fee amortization..............................           (9,596)              (9,961)
    Other..............................................................               25                  229
                                                                                --------             --------
                                                                                  (9,289)              (9,344)
                                                                                --------             --------
Loss from continuing operations before income taxes....................          (14,683)             (12,525)
Provision for income taxes.............................................              521                2,277
                                                                                --------             --------
Loss from continuing operations........................................          (15,204)             (14,802)
Income from discontinued operations, net of income taxes...............              ---                  289
                                                                                --------             --------
Net loss...............................................................          (15,204)             (14,513)
                                                                                ========             ========
Basic and diluted per share data:
Loss from continuing operations........................................         $  (1.06)           $   (1.04)
Income from discontinued operations....................................              ---                 0.02
                                                                                --------             --------
Basic and diluted net loss.............................................         $  (1.06)           $   (1.02)
                                                                                --------             --------
Shares used in computing basic net loss per share......................           14,345               14,267
                                                                                ========             ========

        See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                                          December 31,
                                                                                 -----------------------------
(in thousands, except per share amounts)                                           1999                 1998
                                                                                 --------             --------
Cash flows from operating activities:
    Net loss...........................................................         $(15,204)            $(14,513)

    Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
      Income from discontinued operations, net of taxes................              ---                 (289)
      Depreciation and amortization....................................           21,798               27,423
      Non-cash compensation............................................               86                  286
      Non-cash charge in lieu of taxes.................................              ---                1,711
       Restricted cash requirements....................................              ---                3,383
       Change in assets and liabilities, net of effects from
        acquisitions:
        Decrease in accounts and long-term receivables.................            9,719                5,327
        Increase in inventories and prepaid expenses...................           (4,103)              (2,232)
        Increase in other assets.......................................           (1,289)                (442)
        Decrease in accounts payable and accrued expenses..............          (19,781)             (17,602)
        Increase in other noncurrent liabilities.......................               27                    3
                                                                                --------             --------
         Net cash provided by (used in) continuing operations..........           (8,747)               3,055
         Net operating cash provided by discontinued operations........              ---                  489
                                                                                --------             --------
         Net cash provided by (used in) operating activities...........           (8,747)               3,544
                                                                                --------             --------
Cash flows from investing activities:
    Purchases of property, plant and equipment.........................           (3,639)              (8,918)
    Capital expenditures of discontinued operations....................              ---                  (83)
    Payments to acquire companies and customer rights..................              ---               (3,821)
                                                                                --------             --------
         Net cash used in investing activities.........................           (3,639)             (12,822)
                                                                                --------             --------
Cash flows from financing activities:
    Proceeds from the exercise of options and warrants.................              480                  113
    Repurchases of common stock........................................           (1,596)                 ---
    Proceeds from revolving line of credit.............................           12,000                  ---
    Principal payments on long-term debt...............................              ---                 (115)
                                                                                --------             --------
         Net cash provided by (used in) financing activities...........           10,884                   (2)
                                                                                --------             --------
Effect of exchange rate changes on cash................................           (1,231)                 248
                                                                                --------             --------
Decrease in cash and cash equivalents..................................           (2,733)              (9,032)
Cash and cash equivalents at beginning of period.......................           11,144               17,721
                                                                                --------             --------
Cash and cash equivalents at end of period.............................         $  8,411             $  8,689
                                                                                ========             ========

Supplemental Information:
  Cash paid for interest...............................................         $ 17,528             $ 15,403
                                                                                ========             ========

  Cash paid for income taxes...........................................         $  1,735             $    667
                                                                                ========             ========


        See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                               Accumulated
                                                                                  other
(in thousands)                                   Common        Additional     comprehensive    Accumulated
                                                  Stock      paid-in capital  income (loss)      Deficit          Total
                                               ----------    ---------------  -------------    -----------    ------------
BALANCE AT SEPTEMBER 30, 1999                  $      149      $  108,997      $   (1,222)     $ (225,560)     $ (117,636)
--------------------------------------------------------------------------------------------------------------------------
Net loss....................................        ----            ----            ----          (15,204)        (15,204)
Translation adjustment......................        ----            ----           (3,748)          ----           (3,748)
Unrealized gain on currency swap
     Contract...............................        ----            ----            2,980           ----            2,980
                                                                                                              -----------
COMPREHENSIVE LOSS..........................                                                                      (15,972)
                                                                                                              -----------
Common stock issued for exercise of stock
     Options................................        ----              480           ----            ----              480

Common stock purchased and retired..........           (1)         (1,595)          ----            ----           (1,596)
==========================================================================================================================
BALANCE AT DECEMBER 31, 1999                   $      148      $  107,882      $   (1,990)     $ (240,764)     $ (134,724)
==========================================================================================================================

        See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Anacomp, Inc. ("Anacomp" or the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements, except for the balance sheet as of September 30, 1999, have not been audited but, in the opinion of the Company's management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended September 30, 1999, included in the Company's 1999 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

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

NOTE 3.  REORGANIZATION ASSET

As of May 31, 1996, the Company adopted Fresh Start Reporting which resulted in material changes to the consolidated balance sheet, including valuation of assets, intangible assets and liabilities at fair market value and valuation of equity based on the appraised reorganization value of the ongoing business. The net result of the valuation of identifiable assets, the recognition of liabilities at fair market value and the valuation of equity was the Company recognizing an asset "Reorganization value in excess of identifiable assets" ("Reorganization Asset") totaling $267.5 million as of May 31, 1996. The Reorganization Asset was fully amortized by November 30, 1999.

NOTE 4.  INVENTORIES
                                                December 31,     September 30,
                                                     1999            1999
                                                ------------     -------------
  Finished goods..........................      $   11,385         $   9,827
  Work in process.........................           1,554             2,433
  Raw materials and supplies..............          10,136             7,399
                                                ------------      -----------
                                                $   23,075         $  19,659
                                                ============      ===========



NOTE 5.  INCOME TAXES

The Company's amortization of the Reorganization Asset is not deductible for income tax purposes. Accordingly, the Company incurs income tax expense even though it reports a pre-tax loss due to such amortization.

For the three months ended December 31, 1999 and 1998, income tax expense is reported for the Company based upon the estimated effective tax rates. For the three months ended December 31, 1999 and 1998, the effective tax rate utilized was 42% of pretax income before amortization of the Reorganization Asset. For the three months ended December 31, 1998, the limited tax benefit of the U.S. Federal net operating loss carryforwards ("NOL") of the Company resulted in a reduction of $1.7 million in the Company's Reorganization Asset and did not reduce income tax expense.

NOTE 6.  HEDGING:

The Company has entered into three cross-currency swap agreements that hedge the U.S. dollar value of the Company's investment in the net assets of certain foreign subsidiaries. These agreements effectively swapped higher fixed-rate U.S. dollar debt for lower fixed-rate debt in the subsidiaries' respective local currencies. The Company is exposed to the risk of future currency exchange rate fluctuations on such debt. The amounts outstanding as of December 31, 1999 was as follows:

                                                                             Unrealized Gain   Unrealized Gain
                                                                                   as of         (Loss) as of
                             Notional                          Interest         December 31,    September 30,
Currency                      Amount         Maturity            Rate              1999              1999
----------------            ----------    -------------       ---------      --------------    ---------------
Euro fixed-rate             28,860,029    April 1, 2002          8.69%         $   955,000        $(862,000)

Swiss Franc fixed-rate      22,725,000    September 8, 2002      2.99%             626,750           11,000

Swiss Franc fixed-rate      14,635,700    April 1, 2002          7.45%             253,600          (294,000)
                                                                              ------------     -------------
                                                                              $  1,835,350      $ (1,145,000)
                                                                              ============     =============

The above net unrealized gain (loss) has been reflected as a decrease (increase) to "Long-term debt, net of current portion" in the December 31, 1999 and September 30, 1999 Consolidated Balance Sheets respectively, with a corresponding adjustment to the cumulative translation account.

In February 2000, the Company liquidated its cross currency swap hedge positions and received $3.4 million in cash. This will be reflected in the Company's second quarter financial statements as an increase to accumulated comprehensive income in stockholders' equity.

NOTE 7.  LOSS PER SHARE:

Basic earnings per share is computed based upon the weighted average number of shares of the Company's common stock outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period. Potentially dilutive securities include options granted under the Company's stock option plans using the treasury stock method and shares of common stock expected to be issued under the Company's employee stock purchase plan. Potentially dilutive securities were not used to calculate diluted earnings per share because of their anti-dilutive effect. There are no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented.

NOTE 8.  SALE OF MAGNETICS SOLUTIONS DIVISION:

In February 1999, the Company adopted a plan to dispose of its Magnetics Solutions Group division ("the Magnetics Division"), and on April 28, 1999, the Company signed a definitive agreement to sell the Magnetics Division. The sale was effective June 1, 1999, and the sales price of $40 million included $37 million in cash at closing and an interest bearing $3 million subordinated note. A post-closing adjustment resulted in the Company returning to the buyer $1.2 million to reflect a shortfall in the agreed-upon working capital for the Magnetics Division. The balance on the subordinated note at December 31, 1999 was $2.6 million, which represents the net present value of the $3 million note due in 2006 on which interest has been deferred until June 2001. There can be no assurance that Magnetics will be able to fund the interest payments or principal at maturity. The Company recognized a gain after taxes of approximately $2.2 million in 1999 as a result of the sale.

The results of operations of the Magnetics Division have been reported separately as "Income from discontinued operations, net of income taxes" in the condensed consolidated statements of operations for the period ended December 31, 1998.

The operating results of the discontinued operations are summarized as follows (in thousands):


                                                 Three Months Ended
                                                     December 31,
                                                         1998
                                                 ------------------
Revenues......................................     $      24,582
                                                   -------------
Operating income..............................     $       1,182
Income taxes..................................               893
                                                   -------------
Net income....................................     $         289
                                                   =============


NOTE 9.  ENGINEERING, RESEARCH AND DEVELOPMENT



                                                 Three Months Ended
                                                     December 31,
                                              -----------------------
                                                1999           1998
                                              --------       --------
Digital .....................                 $  1,628        $ 1,144
COM and other................                      853          1,370
                                              --------        -------
Total .......................                 $  2,481        $ 2,514
                                              ========        =======

NOTE 10.  STOCK REPURCHASE PROGRAM

During the quarter ended December 31, 1999, the Company repurchased 93,200 shares of its common stock in accordance with a previously announced stock buyback program. On February 8, 2000, the Company terminated the stock repurchase program.

NOTE 11.  OPERATING SEGMENT

Anacomp's business is focused in the document management industry. The Company manages its business through four operating units: docHarbor-SM-, which provides Internet-based document-management service; Document Solutions ("DS"), which provides document-management outsource services; Field Service, which provides equipment maintenance services for Anacomp and third-party manufactured products; and DatagraphiX-R-, which provides COM and CD systems and related supplies and contract manufacturing services.

Management evaluates performance based upon earnings before interest, other income, reorganization items, non-recurring and restructuring charges, taxes, depreciation and amortization and extraordinary items ("EBITDA"). These costs are managed at the Corporate segment.

As of and for the Three Months Ended December 31,


                                 DocHarbor     DS       Field Service    DatagraphiX     Corporate     Consolidated
-------------------------------------------------------------------------------------------------------------------
1999
Digital/Renewal Revenue          $     863  $   19,855        $   4,408       $  1,051     $   ---        $ 26,177
COM Revenue                            ---      38,605           14,073         22,969         ---          75,647
                                 ----------------------------------------------------------------------------------
Total Revenues                        863       58,460           18,481         24,020         ---         101,824
EBITDA                             (5,283)      14,150            8,543          4,366      (4,989)         16,787
Identifiable operating assets      22,487      176,406           15,145         56,601      36,104         306,743

1998
Digital/Renewal Revenue          $ 180      $   11,788        $   3,079       $  1,583     $   ---        $ 16,630
COM Revenue                            ---      46,488           15,302         35,945         ---          97,735
                                 ----------------------------------------------------------------------------------
Total Revenues                        180       58,276           18,381         37,528         ---         114,365
EBITDA                               (731)      12,968            8,083         10,641      (6,677)         24,284
Identifiable operating assets          890     156,967           17,849         75,613      99,050         350,369


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Anacomp, Inc. ("Anacomp" or the Company"), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; industry trends; industry capacity; competition; raw materials costs and availability; currency fluctuations; the loss of any significant customers; changes in business strategy or development plans; successful development of new products; availability, terms and deployment of capital; ability to meet debt service obligations; availability of qualified personnel; changes in, or the failure or inability to comply with, government regulations; and other factors referenced in this report. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions or statements regarding future periods are intended to identify forward-looking statements. All forward-looking statements are inherently uncertain as they involve substantial risks and uncertainties beyond the Company's control. The Company undertakes no obligation to update or revise any forward-looking statements for events or circumstance after the date on which such statement is made. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors. Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

RESULTS OF OPERATIONS

         As of May 31, 1996, the Company adopted Fresh Start Reporting, which resulted in material changes to the consolidated balance sheet. The net result of the valuation of identifiable assets, the recognition of liabilities at fair market value and the valuation of equity was the Company recognizing an asset "Reorganization value in excess of identifiable assets" ("Reorganization Asset") totaling $267.5 million as of May 31, 1996. This Asset was fully amortized at November 30, 1999.

         On May 31, 1999, the Company completed the sale of the Magnetics Divison. The results of the Magnetics business have been reported separately as discontinued operations in the Condensed Consolidated Statements of Operations.

         GENERAL. In fiscal 1999 Anacomp moved to a four business unit reporting structure. The four business units include docHarbor, Document Solutions ("DS"), Field Service, and DatagraphiX. In the second quarter of fiscal 2000 the Company effected a reorganization of its workforce in Europe along the four lines of business and, as part of its program to decentralize its corporate services consistent with the business unit structure, also reorganized parts of its corporate staff. The reorganization and cost reduction initiatives will result in restructuring charges that are estimated to be approximately $8 to $10 million, primarily over the next two quarters. These charges relate primarily to employee and facility termination costs.

         Anacomp announced on February 8, 2000, it had retained Allen & Company Incorporated to assist in the exploration of strategic and financial alternatives for the purpose of enhancing shareholder value. Such alternatives could include, among other transactions a merger or sale of the company (which could include a management buyout). The Allen & Company assignment is expected to last three to four months. There can be no assurance that any strategic alternative will be pursued or that any transaction will be consummated.

         Anacomp reported a net loss of $15.2 million for the three months ended December 31, 1999, compared to a net loss of $14.5 million for the three months ended December 31, 1998. Earnings from continuing operations before interest, other income, taxes, depreciation and amortization ("EBITDA") was $16.8 million, or 17%, of revenues, for the three months ended December 31, 1999. Excluding the investment in docHarbor, EBITDA would have been $22.1 million, or 21% of revenues. This compares to EBITDA of $24.3 million, or 21 %, of revenues for the three months ended December 31, 1998.

THREE MONTHS ENDED DECEMBER 31, 1999 VS. THREE MONTHS ENDED DECEMBER 31, 1998

         REVENUES. The Company's revenues decreased 11% from $114.4 million for the three months ended December 31, 1998, to $101.8 million for the three months ended December 31, 1999. The decrease was primarily in the DatagraphiX business unit.

         The Company's Document Solutions revenues were essentially unchanged from the prior year period. Digital/renewal revenues increased 68% over the prior year period to offset the continued decline in COM related revenues. Digital/renewal revenues represented 34% of total DS revenues compared to 20% in the prior year period.

         Field Service revenues were essentially unchanged from the prior year period. Digital/renewal revenues increased 43% over the prior year period to offset the decline in COM related revenues. Digital/renewal revenues represented 24% of total Field Service revenues compared to 17% in the prior year period. Current quarter COM revenues include $1.1 million relating to the sale of a COM systems maintenance income stream.

         docHarbor revenues increased $0.7 million, versus the first quarter of 1999. This was primarily the result of added revenues from existing customers and new customer orders.

         DatagraphiX revenues decreased 36%, or $13.5 million versus the first quarter of 1999. This decrease was attributable to general weaknesses in the computer systems marketplace in late 1999 due to Y2K concerns from potential customers coupled with the continuing decline in the market for COM systems and supplies.

         GROSS MARGINS. The Company's gross margin decreased from $45.5 million (40% of revenues) for the three months ended December 31, 1998, to $37.6 million (37% of revenues) for the three months ended December 31, 1999. The decrease in gross margins was largely the result of the decreased DatagraphiX revenues and increased infrastructure spending in the docHarbor business unit. Gross margins for Document Solutions and Field Service were essentially unchanged from the prior year period at 36% and 50% respectively.

         ENGINEERING, RESEARCH AND DEVELOPMENT. Engineering, research and development expense in the period ended December 31, 1999 was essentially the same as in the prior year period. Spending on digital product offerings increased to 66% of total spending compared to 46% in the prior year period.

        SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses decreased from $23.7 million (21% of revenues) for the three months ended December 31, 1998, to $23.1 million (23% of revenues) for the three months ended December 31, 1999. This decrease was primarily the result of reductions in corporate personnel expenses and cost savings realized from the integration of the First Image Management Company business acquired in June 1998 into the Company's Document Solutions business.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased 19% from $4.5 million (4% of revenues) for the three months ended December 31, 1998, to $5.4 million (5% of revenues) for the three months ended December 31, 1999. This increase is principally the result of the amortization of goodwill associated with the twelve acquisitions completed in fiscal year 1999.

         INTEREST EXPENSE. Interest expense decreased 4% from $10 million for the three months ended December 31, 1998, to $9.6 million for the three months ended December 31, 1999. This decrease was the result of the fiscal year 1999 principal repayments of long-term debt.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended December 31, 1999 is primarily related to earnings of the Company's foreign subsidiaries. The provision for the three months ended December 31, 1998, includes $1 million on earnings of the Company's domestic operations and $1.3 million on earnings from the Company's foreign subsidiaries.

         DISCONTINUED OPERATIONS. During the second fiscal quarter of 1999, the Company adopted a plan to dispose of its Magnetics Division. For financial reporting purposes, the disposal was effective as of the end of that quarter. The Magnetics Division's income was $289 thousand during the period ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Anacomp had negative working capital of $18.3 million at December 31, 1999, compared to negative working capital of $16 million at September 30, 1999. Net cash used by operating activities was $8.7 million for the three months ended December 31, 1999, compared to cash provided of $3.5 million in the comparable prior year period.

         Net cash used in investing activities was $3.6 million in the current period, compared to the use of $12.8 million in the comparable prior year period. The prior year period included capital expenditures that were primarily used to integrate the First Image business and capital used to acquire companies and company rights. Current year expenditures were primarily for the development of infrastructure for docHarbor.

         Net cash provided by financing activities increased approximately $10.9 million during the three months ended December 31, 1999, compared to the same period in the prior year. This increase was principally the result of $12 million in proceeds from the Company's revolving credit facility , offset by the repurchase of $1.6 million of Company common stock during the current period.

         The Company's cash balance as of December 31, 1999 was $8.4 million, compared to $11.1 million at September 30, 1999. The Company also has available a $75 million revolving credit facility. As of December 31, 1999, $20.9 million was outstanding under the credit facility.

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

         In February 2000, the Company liquidated its cross currency swap hedge positions and received $3.4 million in cash. This will be reflected in the Company's second quarter financial statements as an increase to accumulated comprehensive income in stockholders' equity.

YEAR 2000

         As of February 10, 2000, Anacomp was unaware of any continuing date-related problems with any of its products or services, or the products or services of any of its significant suppliers or vendors. The Company has established contingency plans for implementation in the event that it should experience date-related problems in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has U.S. Dollar fixed-rate indebtedness and in September 1999 entered into three cross currency swap agreements that hedge the U.S. Dollar value of the Company's investment in the net assets of certain foreign subsidiaries. These agreements effectively swapped higher fixed-rate U.S. dollar debt for lower fixed-rate debt in the subsidiaries' respective local currencies. The Company is exposed to the risk of future currency exchange fluctuations on such debt, which are accounted for as an adjustment to stockholders' equity. Therefore, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. Dollar have had and will continue to have an impact on the foreign currency translation component of stockholders' equity reported by the Company, and such effect may be material in any individual reporting period.

         In February 2000, due to the decline in the value of Swiss Franc and the Euro against the U.S. Dollar, the Company liquidated its cross currency swap agreements and received $3.4 million in cash. This amount will be reflected as accumulated comprehensive income in stockholder' equity in the Company's second quarter balance sheet.

         The Company's revolving credit facility is affected by the general level of U.S. interest rates and/or Libor. The Company had $20.9 million outstanding under its revolving credit facility on December 31, 1999.

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

         On August 29, 1997, Access Solutions International, Inc. ("ASI") filed a complaint for patent infringement in the U.S. District Court, District of Rhode Island, against Data/Ware Development, Inc. ("Data/Ware"), of which Anacomp is the successor by merger, and The Eastman Kodak Company ("Kodak"). The complaint seeks injunctive relief and unspecified damages, including attorney's fees, for the alleged infringement by Data/Ware and Kodak of ASI's United States Letters Patent No. 4,775,969 for "Optical Disk Storage Format, Method and Apparatus for Emulating a Magnetic Tape Drive" and No. 5,034,914 for "Optical Disk Storage Method and Apparatus with Buffered Interface." Malcolm G. Chace, a co-owner of the patents, has been added as a plaintiff in the case. The Company has assumed the defense of this matter on behalf of both Data/Ware and Kodak, although the Company has also requested indemnification from the principal selling shareholder of Data/Ware. Discovery in this matter continues, with any trial to occur probably not before the third calendar quarter of 2000. Although there can be no assurance as to the eventual outcome of this matter, the Company believes that it has numerous meritorious defenses that it intends to pursue vigorously.

         In a related matter, the Company has brought a lawsuit in California State court against the principal selling shareholder of Data/Ware, seeking to enforce that shareholder's obligation to indemnify the Company in the ASI litigation. The state court granted the Company's motion for summary adjudication of the shareholder's duty to fund most of the defense costs of the ASI case, which the shareholder is currently paying into the court's escrow account. Discovery in the state court litigation continues.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)      Unregistered Securities

         Pursuant to the 1996 Non-employee Director Stock Option Plan (Amended and Restated as of December 1, 1997), non-employee directors of the Company may elect to receive their annual retainer in the form of options to acquire Common Stock of the Company. Pursuant to such elections, during the three-month period ending December 31, 1999, an aggregate of 1,875 options was granted to three directors in lieu of aggregate cash compensation of $9,375. The issuance of such options was effected in reliance upon the private placement exemption set forth in Section 4 (2) of the Securities Act, on the basis of the directors' familiarity with the business and affairs of the Company. No underwriting fees or discounts were applicable to the transactions. The options are first exercisable six months after the date of grant and remain exercisable through the tenth anniversary of the grant date, at an exercise price of $16.5625 per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 27.1  -  Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ANACOMP, INC.



                                              /s/ David B. Hiatt
                                              ------------------
                                              David B. Hiatt
                                              Executive Vice President and
                                              Chief Financial Officer

Date: February 11, 2000