Form 10-Q
period 2000-03-31
ANACOMP INC
filed 2000-05-15
CIK 6260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


      (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

     As of April 30, 2000, the number of outstanding shares of the registrant's common stock, $.01 par value per share, was 14,514,693.

                         ANACOMP, INC. AND SUBSIDIARIES
                                      INDEX

  PART I.    FINANCIAL INFORMATION                                 Page
  Item 1.    Financial Statements:

                Condensed Consolidated Balance Sheets at
                   March 31, 2000 and September 30, 1999.......     2

                Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 2000 and 1999..     3

                Condensed Consolidated Statements of Operations
                   Six Months Ended March 31, 2000 and 1999....     4

                Condensed Consolidated Statements of Cash Flows
                   Six Months Ended March 31, 2000 and 1999....     5

                Condensed Consolidated Statements of
                   Stockholders' Equity (Deficit) and
                   Comprehensive Income (Loss)
                     Six Months Ended March 31, 2000...........     6

                Notes to the Condensed Consolidated Financial
                Statements.....................................     7

  Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.........     10


  Item 3.    Quantitative and Qualitative Disclosures About
             Market Risk.......................................     14


  PART II.   OTHER INFORMATION

  Item 1.    Legal Proceedings.................................     16

  Item 2.    Changes in Securities and Use of Proceeds.........     16

  Item 4.    Submission of Matters to a Vote of Security Holders    16

  Item 5.    Other Information.................................     16

  Item 6.    Exhibits and Reports on Form 8-K..................     17

  SIGNATURES...................................................     18


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         ANACOMP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31,      September 30,
(in thousands)                                        2000             1999
                                                   -------------  -------------
                                                    (Unaudited)
Assets
Current assets:
   Cash and cash equivalents.....................  $     2,458    $    11,144
   Accounts and notes receivable, net............       70,277         75,259
   Current portion of long-term receivables, net.        2,094          2,952
   Inventories...................................       23,508         19,659
   Prepaid expenses and other....................       10,530          8,589
                                                   -----------    -----------
Total current assets.............................      108,867        117,603

Property and equipment, net......................       49,699         47,439
Long-term receivables, net of current portion....        5,077          7,635
Goodwill.........................................      124,740        132,965
Reorganization value in excess of identifiable
   assets, net ..................................          ---         12,003
Other assets.....................................       12,682         12,872
                                                   -----------    -----------
                                                   $   301,065    $   330,517
                                                   ===========    ===========
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Bank borrowings and current portion of
     long-term debt..............................  $    19,690    $     9,987
   Accounts payable..............................       37,236         34,058
   Accrued compensation, benefits and withholdings      14,240         17,229
   Accrued income taxes..........................        3,339          6,509
   Accrued interest..............................       16,980         17,061
   Other accrued liabilities.....................       30,437         38,798
                                                   -----------    -----------
Total current liabilities........................      121,922        123,642
                                                   -----------    -----------
Noncurrent liabilities:
   Long-term debt, net of current portion........      311,056        313,885
   Other noncurrent liabilities..................       10,719         10,626
                                                   -----------    -----------
Total noncurrent liabilities.....................      321,775        324,511
                                                   -----------    -----------
Stockholders' equity (deficit):
   Preferred stock...............................         ----           ----
   Common stock..................................          145            149
   Capital in excess of par value................      110,244        108,997
   Accumulated other comprehensive loss..........          (62)        (1,222)
   Accumulated deficit...........................     (252,959)      (225,560)
                                                   -----------    -----------
Total stockholders' deficit......................     (142,632)      (117,636)
                                                   -----------    -----------
                                                   $   301,065    $   330,517
                                                   ===========    ===========

        See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                   ------------------------
(in thousands, except per share amounts)              2000          1999
                                                   ----------    ----------
Revenues:
   docHarbor....................................   $      949    $      206
   Document Solutions...........................       56,739        59,361
   Field Service................................       15,807        18,492
   DatagraphiX..................................       31,378        34,483
                                                   ----------    ----------
                                                      104,873       112,542
                                                   ----------    ----------
Cost of revenues:
   docHarbor....................................        3,066           101
   Document Solutions...........................       34,454        37,548
   Field Service................................        7,904         9,592
   DatagraphiX..................................       23,303        20,062
                                                   ----------    ----------
                                                       68,727        67,303
                                                   ----------    ----------
Gross Profit....................................       36,146        45,239
Costs and expenses:
   Engineering, research and development........        2,751         1,877
   Selling, general and administrative..........       23,923        23,385
   Amortization of reorganization asset.........          ---        17,946
   Amortization of intangible assets............        4,793         5,098
   Restructuring charges........................        6,966           ---
                                                   ----------    ----------
Operating loss from continuing operations.......       (2,287)       (3,067)
                                                   ----------    ----------
Other income (expense):
   Interest income..............................          416           691
   Interest expense and fee amortization........      (10,040)      (10,317)
   Other........................................         (255)         (860)
                                                   ----------    ----------
                                                       (9,879)      (10,486)
                                                   ----------    ----------
Loss from continuing operations before income
   taxes........................................      (12,166)      (13,553)
Provision for income taxes......................           29         1,845
                                                   ----------    ----------
Loss from continuing operations.................      (12,195)      (15,398)
Income from discontinued operations, net of
   income taxes.................................          ---           520
                                                   ----------    ----------
Net loss........................................   $  (12,195)   $  (14,878)
                                                   ==========    ==========
Basic and diluted per share data:
Loss from continuing operations.................   $    (0.85)   $    (1.08)
Income from discontinued operations.............          ---          0.04
                                                   ----------    ----------
Basic and diluted net loss......................   $    (0.85)   $    (1.04)
                                                   ==========    ==========
Shares used in computing basic net loss per
   share........................................       14,431        14,233
                                                   ==========    ==========

        See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Six Months Ended
                                                           March 31,
                                                   ------------------------
(in thousands, except per share amounts)              2000          1999
                                                   ----------    ----------
Revenues:
   docHarbor....................................   $    1,812    $      386
   Document Solutions...........................      115,199       117,637
   Field Service................................       34,288        36,873
   DatagraphiX..................................       55,398        72,011
                                                   ----------    ----------
                                                      206,697       226,907
                                                   ----------    ----------
Cost of revenues:
   docHarbor....................................        5,271           201
   Document Solutions...........................       71,781        74,179
   Field Service................................       17,224        18,931
   DatagraphiX..................................       38,703        42,817
                                                   ----------    ----------
                                                      132,979       136,128
                                                   ----------    ----------
Gross Profit....................................       73,718        90,779
Costs and expenses:
   Engineering, research and development........        5,232         4,391
   Selling, general and administrative..........       47,031        47,111
   Amortization of reorganization asset.........       12,003        35,891
   Amortization of intangible assets............       10,167         9,634
   Restructuring charges........................        6,966           ---
                                                   ----------    ----------
Operating loss from continuing operations.......       (7,681)       (6,248)
                                                   ----------    ----------
Other income (expense):
   Interest income..............................          698         1,079
   Interest expense and fee amortization........      (19,636)      (20,278)
   Other........................................         (230)         (631)
                                                   ----------    ----------
                                                      (19,168)      (19,830)
                                                   ----------    ----------
Loss from continuing operations before income
   taxes........................................      (26,849)      (26,078)
Provision for income taxes......................          550         4,122
                                                   ----------    ----------
Loss from continuing operations.................      (27,399)      (30,200)
Income from discontinued operations, net of
   income taxes.................................          ---           809
                                                   ----------    ----------
Net loss........................................   $  (27,399    $  (29,391)
                                                   ==========    ==========
Basic and diluted per share data:
Loss from continuing operations.................   $    (1.90)   $    (2.12)
Income from discontinued operations.............          ---          0.06
                                                   ----------    ----------
Basic and diluted net loss......................   $    (1.90)   $    (2.06)
                                                   ==========    ==========
Shares used in computing basic net loss per
   share........................................       14,388        14,250



        See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Six Months Ended
                                                          March 31,
                                                  ------------------------
(in thousands)                                        2000          1999
                                                  ----------    ----------
Cash flows from operating activities:
   Net loss.....................................  $  (27,399)   $  (29,391)

   Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities:
    Income from discontinued operations, net of
      income taxes..............................         ---          (809)
    Depreciation and amortization...............      31,754        55,106
    Non-cash compensation.......................          10           573
    Non-cash charge in lieu of taxes............         ---         3,108
      Restricted cash requirements..............         ---         3,383
      Loss on sale of assets....................         ---          (618)
      Change in assets and liabilities, net of
       effects from acquisitions:
      (Increase)/decrease in accounts and
        long-term receivables...................       8,061        (1,296)
      (Increase)/decrease in inventories and
        prepaid expenses........................      (5,917)          223
      Increase in other assets..................      (1,188)         (937)
      Decrease in accounts payable and accrued
        expenses................................     (15,324)      (12,147)
      (Increase)/decrease in other noncurrent
        liabilities.............................          93          (371)
                                                  ----------    ----------
      Net cash provided by (used in) continuing
         operations.............................      (9,910)       16,824
      Net operating cash provided by
         discontinued operations................         ---         2,278
                                                  ----------    ----------
      Net cash provided by (used in) operating
         activities.............................      (9,910)       19,102
                                                  ----------    ----------
Cash flows from investing activities:
   Purchases of property, plant and equipment...     (11,476)      (14,384)
   Capital expenditures of discontinued
     operations.................................         ---          (165)
   Proceeds from sale of assets.................         ---         2,732
   Payments to acquire companies and customer
     rights.....................................         ---        (9,533)
                                                  ----------    ----------
      Net cash used in investing activities.....     (11,476)      (21,350)
                                                  ----------    ----------
Cash flows from financing activities:
   Proceeds from the exercise of options and
     warrants...................................       2,067           382
   Proceeds from employee stock purchases.......         510           782
   Repurchases of common stock..................      (1,600)       (2,188)
   Proceeds from liquidation of currency swap
     contracts..................................       3,424           ---
   Net proceeds from revolving line of credit...      10,000           ---
   Principal payments on long-term debt.........        (283)         (337)
                                                  ----------    ----------
      Net cash provided by (used in) financing
         activities.............................      14,118        (1,361)
                                                  ----------    ----------
Effect of exchange rate changes on cash.........      (1,418)         (491)
                                                  ----------    ----------
Decrease in cash and cash equivalents...........      (8,686)       (4,100)
Cash and cash equivalents at beginning of period      11,144        17,721
                                                  ----------    ----------
Cash and cash equivalents at end of period......  $    2,458    $   13,621
                                                  ==========    ==========
Supplemental Information:
  Cash paid for interest........................  $  18,325     $  15,712
                                                  ==========    ==========

  Cash paid for income taxes....................  $  1,735      $  3,127
                                                  ==========    ==========
  Assets acquired by assuming liabilities.......  $    ---      $    490
                                                  ==========    ==========

        See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
               EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)

                                                Accumulated
                                                   other
(in thousands)                                 comprehensive
                               Common   paid-in    income   Accumulated
                               Stock    capital   (loss)    Deficit     Total
                               -----    -------   ------     -------    -----
BALANCE AT SEPTEMBER 30, 1999  $149    $108,997  $(1,222)  $(225,560) $(117,636)
--------------------------------------------------------------------------------
Net loss......................  ---         ---      ---     (27,399)   (27,399)
Translation adjustment........  ---         ---   (2,264)        ---     (2,264)
Realized gain on currency
     swap contracts...........  ---         ---    3,424         ---      3,424
                                                                      ----------
Comprehensive loss............                                          (26,239)
                                                                      ----------
Common stock issued for
exercise of stock
     options..................  ---       2,333      ---         ---      2,333
Common stock issued for
employee stock
     purchases................  ---         510      ---         ---        510
Common stock purchased and
     retired..................   (4)     (1,596)     ---         ---     (1,600)
================================================================================
BALANCE AT MARCH 31, 2000      $145    $110,244  $   (62)  $(252,959) $(142,632)
================================================================================




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

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 3.  Reorganization Asset

As of May 31, 1996, the Company adopted Fresh Start Reporting, which resulted in material changes to its consolidated balance sheet, including valuation of assets, intangible assets and liabilities at fair market value and valuation of equity based on the appraised reorganization value of the ongoing business. The net result of the valuation of identifiable assets, the recognition of liabilities at fair market value and the valuation of equity was the Company recognizing an asset entitled "Reorganization value in excess of identifiable assets" (the "Reorganization Asset") totaling $267.5 million as of May 31, 1996. The Reorganization Asset was fully amortized as of November 30, 1999.

Note 4.  Recent Accounting Pronouncements

In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in June 1999 issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities. The Company uses cross-currency swap agreements that hedge the U.S. dollar value of its net assets of certain foreign subsidiaries. The adoption of this new accounting pronouncement is not expected to be material to the Company's consolidated financial position or results of operations as the accounting for such cross-currency swap agreements is essentially unchanged by the provisions of SFAS No. 133.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", in which the SEC interprets existing accounting literature related to revenue recognition. SAB No. 101 must be implemented no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently assessing the impact of SAB 101 on its financial position and results of operations.


Note 5.  Inventories
                                                   March 31,   September 30,
                                                  ----------   ------------
(in thousands)                                       2000          1999
                                                  ----------   ------------
  Finished goods................................  $  10,871      $   9,827
  Work in process...............................      2,943          2,433
  Raw materials and supplies....................      9,694          7,399
                                                  ----------   ------------
                                                  $  23,508      $  19,659
                                                  ==========   ============

Note 6.  Income Taxes

The Company's amortization of the Reorganization Asset is not deductible for income tax purposes. Accordingly, the Company may incur income tax expense even though it reports a pre-tax loss due to such amortization.

For the six months ended March 31, 2000, income tax expense reported for the Company primarily represents taxes on its foreign operations. For the six months ended March 31, 1999, income tax expense is based upon an effective tax rate of 42% of pretax income before amortization of the Reorganization Asset. For the six months ended March 31, 1999, the limited tax benefit of the U.S. federal net operating loss carryforwards of the Company resulted in a reduction of $3.3 million in the Company's Reorganization Asset and did not reduce income tax expense.

Note 7.  Hedging

In 1999, the Company entered into three cross-currency swap agreements that hedge the U.S. dollar value of the Company's investment in the net assets of certain foreign subsidiaries. These agreements effectively swapped higher fixed-rate U.S. dollar debt for lower fixed-rate debt in the subsidiaries' respective local currencies.

In February 2000, the Company liquidated its cross currency swap hedge positions and received $3.4 million in cash. This is reflected in the Company's March 31, 2000 Condensed Consolidated Balance Sheet as an increase to accumulated other comprehensive income in the Condensed Consolidated Statements of Stockholders' Equity (Deficit).

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

Note 9.  Sale of Magnetics Solutions Division

In February 1999, the Company adopted a plan to dispose of its Magnetics Solutions Group division ("the Magnetics Division"), and on April 28, 1999, the Company signed a definitive agreement to sell the Magnetics Division. The sale was effective June 1, 1999, and the sales price of $40 million included $37 million in cash at closing and an interest bearing $3 million subordinated note. A post-closing adjustment resulted in the Company returning to the buyer $1.2 million to reflect a shortfall in the agreed-upon working capital for the Magnetics Division. The balance on the subordinated note at March 31, 2000 was $2.7 million, which represents the net present value of the $3 million note due in 2006 on which interest has been deferred until June 2001. There can be no assurance that Magnetics will be able to fund the interest payments or principal at maturity. The Company recognized a gain upon the sale of the Magnetics Division during the third fiscal quarter of 1999.

The results of operations of the Magnetics Division have been reported separately as "Income from discontinued operations, net of income taxes" in the condensed consolidated statements of operations for the three and six month periods ended March 31, 1999.

The operating results of the discontinued operations are summarized as follows (in thousands):

                                  Three Months Ended    Six Months Ended
                                       March 31,            March 31,
                                        1999                  1999
                                --------------------    ----------------
Revenues....................... $      25,962           $     50,544
                                ====================    ================

Operating income............... $       1,579           $      2,763
Income taxes...................         1,059                  1,954
                                --------------------    ----------------
Net income..................... $         520           $        809
                                ====================    ================

Note 10.  Engineering, Research and Development

Engineering, research and development expenses consist of (in thousands):


                          Three Months Ended               Six Months Ended
                               March 31,                       March 31,
                     --------------------------    ---------------------------
                         2000           1999           2000           1999
                     -----------    -----------    ------------   ------------
Digital ............ $     1,609    $       694    $      3,237   $      1,838
COM and other.......       1,142          1,183           1,995          2,553
                     -----------    -----------    ------------   ------------
Total .............. $     2,751    $     1,877    $      5,232   $      4,391
                     ===========    ===========    ============   ============


Note 11.  Restructuring Charges

     In the second quarter of fiscal 2000, the Company effected a reorganization of its workforce in the United States and in Europe along its four lines of business and, as part of its program to decentralize corporate services consistent with the business unit structure, also reorganized parts of its corporate staff. Included in the Company's operating results for the three and six months ended March 31, 2000 are restructuring charges of $7 million. These charges resulted from the Company's transition to four business units as the Company plans to reduce operating costs to better monitor its results by lines of business. These charges consisted of $5.4 million in employee severance and termination-related costs, $1.0 million for professional fees and other costs, and $0.6 million in facility related charges. Employee severance and termination-related costs were for approximately 110 employees terminated in the quarter ended March 31, 2000. The professional fees relate to negotiations to terminate facility leases and other costs associated with implementation of the business unit structure and the reorganization of the four business units into separate entities.

Restructuring expenses totaling $2.9 million have been paid and charged against this reserve through March 31, 2000. The remaining liability of $4.1 million is included as Other Accrued Liabilities on the March 31, 2000 Condensed Consolidated Balance Sheet.

The Company continues to evaluate its operating activities and it is anticipated that additional restructuring charges, which will be significant, will be required in the future.

Note 12.  Stock Repurchase Program

During the quarter ended December 31, 1999, the Company repurchased 93,200 shares of its common stock in accordance with a previously announced stock buyback program. On February 8, 2000, the Company terminated the stock repurchase program.

Note 13.  Operating Segments

Anacomp's business is focused in the document management industry. The Company manages its business through four operating units: docHarbor-SM-, an application service provider ("ASP"), which provides Internet-based document-management services; Document Solutions, which provides document-management outsource services; Field Service, which provides equipment maintenance services for Anacomp and for third-party manufactured products; and DatagraphiX(R), which provides COM and CD systems and related supplies and contract manufacturing services.

Management evaluates operating unit performance based upon earnings before interest, other income, reorganization items, non-recurring and restructuring charges, taxes, depreciation and amortization, and extraordinary items (referred to as "EBITDA"). The excluded costs are managed at the Corporate level and not in the operating units.

As of and for the Three Months Ended March 31,

                           Document   Field
(in thousands)   docHarbor Solutions Service  DatagraphiX Corporate Consolidated
-------------------------------------------------------------------------------
2000
Digital/Renewal
  Revenue        $   949   $  18,253 $  4,776  $ 8,760     $   ---   $   32,738
COM Revenue          ---      38,486   11,031   22,618         ---       72,135
                 --------------------------------------------------------------
Total Revenues       949      56,739   15,807   31,378         ---      104,873
EBITDA            (6,762)     14,090    7,144    4,171      (4,339)      14,304

1999
Digital/Renewal
  Revenue        $   206   $  13,171 $  3,764  $   490     $   ---   $   17,631
COM Revenue          ---      46,190   14,728   33,993         ---       94,911
                 --------------------------------------------------------------
Total Revenues       206      59,361   18,492   34,483         ---      112,542
EBITDA            (1,250)     13,053    8,082   10,220      (5,613)      24,492


As of and for the Six Months Ended March 31,


                           Document   Field
(in thousands)   docHarbor Solutions Service  DatagraphiX Corporate Consolidated
-------------------------------------------------------------------------------
2000
Digital/Renewal
  Revenue        $ 1,812   $  38,108 $  9,184  $ 9,810     $   ---   $   58,914
COM Revenue          ---      77,091   25,104   45,588         ---      147,783
                 --------------------------------------------------------------
Total Revenues      1,812    115,199   34,288   55,398         ---      206,697
EBITDA            (12,045)    28,239   15,687    8,537      (9,328)      31,090

1999
Digital/Renewal
  Revenue        $   386   $  24,959 $  6,843  $ 2,072     $   ---   $   34,260
COM Revenue          ---      92,678   30,030   69,939         ---      192,647
                 --------------------------------------------------------------
Total Revenues       386     117,637   36,873   72,011         ---      226,907
EBITDA            (1,981)     26,021   16,165   20,861     (12,290)      48,776


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; industry trends; industry capacity; competition; raw materials costs and availability; currency fluctuations; the loss of any significant customers; changes in business strategy or development plans; successful development of new products; availability, terms and deployment of capital; ability to meet debt service obligations; availability of qualified personnel; changes in, or the failure or inability to comply with, government regulations; and other factors referenced in this report. The words "may", "could", "should", "would",
"believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions or statements regarding future periods are intended to identify forward-looking statements. All forward-looking statements are inherently uncertain as they involve substantial risks and uncertainties beyond the Company's control. The Company undertakes no obligation to update or revise any forward-looking statements for events or circumstance after the date on which such statement is made. New factors emerge from time to time, and it is not possible for the Company to predict all such factors. Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Results of Operations

      As of May 31, 1996, the Company adopted Fresh Start Reporting, which resulted in material changes to its consolidated balance sheet. The net result of the valuation of identifiable assets, the recognition of liabilities at fair market value and the valuation of equity was the Company recognizing the Reorganization Asset totaling $267.5 million as of May 31, 1996. This Asset was fully amortized at November 30, 1999.

     In fiscal 1999, Anacomp moved to a four business unit reporting structure. The four business units comprise docHarbor, Document Solutions, Field Service, and DatagraphiX. In the second quarter of fiscal 2000 the Company effected a reorganization of its workforce in Europe along the four lines of business and, as part of its program to decentralize its corporate services consistent with the business unit structure, also reorganized parts of its corporate staff. The reorganization and cost reduction initiatives resulted in a restructuring charge of $7.0 million in this quarter. These charges relate primarily to employee and facility termination costs and other reorganization related costs. The Company continues to evaluate its operating activities, and it is anticipated additional restructuring charges, which will be significant, will be required in the future.

Three Months Ended March 31, 2000 vs. Three Months Ended March 31, 1999

     General. Anacomp reported a net loss of $12.2 million for the three months ended March 31, 2000, compared to a net loss of $14.9 million for the three months ended March 31, 1999. EBITDA was $14.3 million, or 14%, of revenues, for the three months ended March 31, 2000. Excluding the investment in docHarbor, EBITDA would have been $21.1 million, or 20% of revenues. This compares to EBITDA of $25.7 million, or 23%, of revenues for the three months ended March 31, 1999.

      Revenues. The Company's revenues decreased 7% from $112.5 million for the three months ended March 31, 1999, to $104.9 million for the three months ended March 31, 2000. The decrease was the result of the $22.8 million decline in COM-related revenues across the four business units, partially offset by the $15.1 million increase in digital and new revenues across the business units.

      Revenues from the Document Solutions business decreased from the prior year period, from $59.4 million to $56.7 million. Revenue contributed by digital products was up, increasing 39% over the prior year period, from $13.2 million to $18.3 million. The Company's growth in digital outsourcing services enabled it to offset the long-term declines in the COM outsourcing business, which dropped from 78% to 68% of revenues from the prior year period.

      Field Service revenues decreased from the prior year period, from $18.5 million to $15.8 million. Approximately $1.7 million of this decline resulted from the discontinuance of a segment of the COM maintenance business. Recently signed agreements have enabled the unit to expand its presence in the rapidly growing market for storage area network maintenance support. The unit's non-COM related revenues increased 27% over the prior year period, partially offsetting declines in COM hardware maintenance revenues. Non-COM revenues contributed 30% of total Field Service revenues, compared to 20% in the prior year period.

      docHarbor revenues increased $0.7 million versus the prior year period. This was the result of increased revenues from existing customers and new customer orders.

      DatagraphiX revenues decreased 9%, or $3.1 million, compared to the three months ended March 31, 1999. The decrease was attributable to a decline in the computer systems marketplace in late 1999 due to Year 2000 concerns coupled with the continuing decline in the market for COM systems and supplies. This was offset by increased revenues from contract manufacturing.

      Gross Margins. The Company's gross margin decreased from $45.2 million (40% of revenues) for the three months ended March 31, 1999, to $36.1 million (34% of revenues) for the three months ended March 31, 2000. The decrease in margins was largely due to the results of the DatagraphiX unit where current year revenues decreased in total from the prior year period. In addition, the current year period includes contract manufacturing revenues that generate lower gross margins than COM system sales.

      The decrease in gross margin was also impacted by costs related to the startup of the docHarbor data center in Washington D.C. Gross margins for Document Solutions and Field Service were essentially unchanged from the prior year period at 39% and 50%, respectively.

      Engineering, Research and Development. Engineering, research and development expense increased from $1.9 for the three months ended March 31, 1999, to $2.8 million for the three months ended March 31, 2000. Spending on digital product offerings increased to 58% of total spending compared to 37% in the prior year period.

      Selling, general and administrative. Selling, general and administrative (SG&A) expenses increased from $23.4 million (21% of revenues) for the three months ended March 31, 1999, to $23.9 million (23% of revenues) for the three months ended March 31, 2000. This increase was primarily the result of increased sales and marketing efforts for the docHarbor business unit offset by reductions in corporate personnel expenses and costs savings realized from the integration of the First Image Management Company business acquired in June 1998 into the Company's Document Solutions business.

      Amortization of intangible assets. Amortization of intangible assets decreased 6% from $5.1 million ( 5% of revenues) for the three months ended March 31, 1999, to $4.8 million (5% of revenues) for the three months ended March 31, 2000. This decrease is primarily the result of the completion of amortization for a number of 1997 acquisitions and reduced amortization related to intangibles written off in the 1999 fourth fiscal quarter.

     Interest Expense. Interest expense decreased 3% from $10.3 million for the three months ended March 31, 1999, to $10 million for the three months ended March 31, 2000. This decrease was the result of the fiscal year 1999 repurchase of long-term subordinated debt.

      Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2000 of $29 thousand primarily related to earnings of the Company's foreign subsidiaries. The provision of $1.8 million for the three months ended March 31, 1999 was based upon an effective tax rate of 42% of taxable income for the period.

     Discontinued operations. During the second quarter of 1999, the Company adopted a plan to dispose of its Magnetics Division for which the results of operations were reported as discontinued operations. The Magnetics Division income was $0.5 million during the three months ended March 31, 1999.

Six Months Ended March 31, 2000 vs. Six Months Ended March 31, 1999

     General. Anacomp reported a net loss of $27.4 million for the six months ended March 31, 2000, compared to a net loss of $29.4 million for the six months ended March 31, 1999. EBITDA was $31.1 million, or 15% of revenues, for the six months ended March 31, 2000. Excluding the investment in docHarbor, EBITDA would have been $43.1 million, or 21% of revenues. This compares to EBITDA of $50.8 million, or 22 % of revenues for the six months ended March 31, 1999.

      Revenues. The Company's revenues decreased 9% from $226.9 million for the six months ended March 31, 1999, to $206.7 million for the six months ended March 31, 2000. The decrease was primarily the result of declines in the DatagraphiX business unit.

      Revenues from the Company's Document Solutions business decreased from the prior year period, from $117.6 million to $115.2 million. Revenue contributed by digital products was up 53% over the prior year period, from $25.0 million to $38.1 million. The Company's growth in digital outsourcing services enabled it to offset the long-term declines it is experiencing in its COM outsourcing business, which dropped from 79% to 67% of revenues from the prior year period.

      Field Service revenues were down from the prior year period, decreasing from $36.9 million to $34.3 million. Approximately $1.7 million of this decline resulted from the discontinuance of a segment of the COM maintenance business. Recently signed agreements have enabled the unit to expand its presence in the growing market for storage area network maintenance support. The unit's non-COM related revenues increased 34% over the prior year period, partially offsetting declines in COM hardware maintenance revenues. Non-COM revenues contributed 27% of total Field Service revenues compared to 19% in the prior year period. Current year COM revenues include $1.1 million in non-recurring revenues from the sale of a COM systems maintenance agreement to another vendor.

      docHarbor revenues increased $1.4 million versus the six months ended March 31, 1999. This was the result of increased revenues from existing customers and new customer orders.

      DatagraphiX revenues decreased 23%, or $16.6 million, compared to the prior year period. The decrease was attributable to the continuing decline in the market for COM systems and supplies coupled with general weaknesses in the computer systems marketplace in late 1999 due to Year 2000 concerns.

      Gross Margins. The Company's gross margin decreased from $90.8 million (40% of revenues) for the six months ended March 31, 1999, to $73.7 million (36% of revenues) for the six months ended March 31, 2000. The decrease in margins was largely due to the results of the DatagraphiX unit where current year revenues decreased in total from the prior year period. In addition, the current year period included contract manufacturing revenues that generate lower gross margins than COM system sales.

      The decrease in gross margin was also impacted by costs related to the startup of the docHarbor data center in Washington D.C. Gross margins for Document Solutions and Field Service were essentially unchanged from the prior year period at 38% and 50%, respectively.

      Engineering, Research and Development. Engineering, research and development expense increased from $4.4 for the six months ended March 31, 1999, to $5.2 million for the six months ended March 31, 2000. Spending on digital product offerings increased to 62% of total spending compared to 42% in the prior year period.

      Selling, general and administrative. Selling, general and administrative (SG&A) expenses decreased slightly from $47.1 million (21% of revenues) for the six months ended March 31, 1999, to $47 million (23% of revenues) for the six months ended March 31, 2000.

      Amortization of intangible assets. Amortization of intangible assets increased 6% from $9.6 million (4% of revenues) for the six months ended March 31, 1999, to $10.2 million (5% of revenues) for the six months ended March 31, 2000. This increase is principally the result of the amortization of goodwill associated with the twelve acquisitions in fiscal year 1999.

     Interest Expense. Interest expense decreased 3% from $20.3 million for the six months ended March 31, 1999, to $19.6 million for the six months ended March 31, 2000. This decrease was the result of the fiscal year 1999 repurchase of long-term subordinated debt.

     Provision for Income Taxes. The provision for income taxes for the six months ended March 31, 2000 of $0.6 million primarily related to earnings of the Company's foreign subsidiaries. The provision of $4.1 million for the six months ended March 31, 1999 was based upon an effective tax rate of 42% of taxable income for the period.

      Discontinued operations. During the second quarter of 1999, the Company adopted a plan to dispose of its Magnetics Division for which the results of operations were reported as discontinued operations. The Magnetics Division income was $0.8 million during the six months ended March 31, 1999.

Liquidity and Capital Resources

     Anacomp had negative working capital of $13.1 million at March 31, 2000, compared to negative working capital of $6.0 million at September 30, 1999. Net cash used in continuing operations was $9.9 million for the six months ended March 31, 2000, compared to cash provided from operations of $16.8 million in the comparable prior year period.

     Net cash used in investing activities was $11.5 million in the current period, compared to the use of $21.4 million in the comparable prior year period. The prior year period included captial expenditures that were primarily used to integrate the First Image business and capital used to acquire companies and company rights. Current year expenditures were primarily for the development of infrastructure for docHarbor.

     Net cash provided by financing activities increased approximately $15.5 million during the six months ended March 31, 2000, from the same period in the prior year. This increase was principally the result of $10 million in net proceeds from the Company's revolving credit facility, the $3.4 million proceeds from the liquidation of cross currency swap contracts, and various stock transactions.

     The Company's cash balance totaled $2.5 million at March 31, 2000, compared to $11.1 million at September 30, 1999. The Company also has available a $75 million revolving credit facility (the "Credit Facility"). At March 31, 2000, $18.9 million was outstanding under the Credit Facility, leaving $56.1 million of available credit on that date. The Company has continued to draw upon the Credit Facility subsequent to that date, in part to make the April 2000 semi-annual interest payment on the senior subordinated debt and to fund docHarbor's growth initiatives, and the amount outstanding under the Credit Facility reached a maximum amount of $50.9 million on April 30, 2000. The Company anticipates that the outstanding amount will be reduced by September 30, 2000, and that there will be sufficient borrowing capacity to fund the semi-annual interest payment due on the senior subordinated debt in October 2000.

     The Company is currently in compliance with all of the financial covenants set forth in the Credit Facility. However, the Company anticipates that it may be in violation of certain of those covenants at June 30, 2000, the next date upon which compliance is measured. The Company believes that the violations will not be significant in amount. The Company has initiated discussions with the agent bank for the Credit Facility to negotiate a waiver of the violations or a modification of the covenants at issue. Any such modification could require a reduction in the amount available to the Company under the Credit Facility. Further, there can be no assurance that the Company will be able to resolve this matter on terms favorable to the Company.

     The Company has significant debt obligations. At the same time, the Company is seeking to fund its growth initiatives, especially with respect to docHarbor. The ability of the Company to meet its debt service and other obligations will depend upon its future performance and is subject to financial, economic and other factors, some of which are beyond its control. The Company believes that cash on hand, cash generated from operations, and cash available under the Credit Facility will be sufficient to fund its debt service requirements, acquisition strategies and working capital requirements in the foreseeable future. However, if the amount available under the Credit Facility is reduced by the agent bank in connection with the resolution of the covenant violations described above, then the Company may have to reduce its spending on its certain initiatives in order to fund its debt service requirements.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company has U.S. Dollar fixed-rate indebtedness, and in September 1999, it entered into three cross currency swap agreements that hedge the U.S. Dollar value of the Company's investment in the net assets of certain foreign subsidiaries. These agreements effectively swapped higher fixed-rate U.S. dollar debt for lower fixed-rate debt in the subsidiaries' respective local currencies. In February 2000, due to the decline in the value of Swiss Franc and the Euro against the U.S. Dollar, the Company liquidated its cross currency swap agreements and received $3.4 million in cash. This amount is reflected as accumulated comprehensive income in total stockholders' equity in the Company's March 31, 2000 Condensed Consolidated Balance Sheet.

      The Company is exposed to the risk of future currency exchange fluctuations on such debt, which are accounted for as an adjustment to total stockholders' equity. Therefore, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. Dollar have had and will continue to have an impact on the foreign currency translation component of stockholders' equity reported by the Company, and such effect may be material in any individual reporting period.

      The Company's revolving credit facility is affected by the general level of U.S. interest rates and/or Libor. The Company had $18.9 million outstanding under its revolving credit facility March 31, 2000.

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

     See the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1999, for a discussion of Access Solutions International, Inc. and Malcolm G. Chase vs. Anacomp, Inc. and Eastman Kodak Company, and the related matter Anacomp, Inc. vs. G. Graham Murray.

Item 2.  Changes in Securities and Use of Proceeds

(c)   Unregistered Securities

      Pursuant to the Company's 1996 Non-employee Director Stock Option Plan (Amended and Restated as of December 1, 1997), non-employee directors of the Company may elect to receive their annual retainer in the form of options to acquire Common Stock of the Company. Pursuant to such elections, during the three-month period ending March 31, 2000, an aggregate of 1,875 options was granted to three directors in lieu of aggregate cash compensation of $9,375. The issuance of such options was effected in reliance upon the private placement exemption set forth in Section 4 (2) of the Securities Act, on the basis of the directors' familiarity with the business and affairs of the Company. No underwriting fees or discounts were applicable to the transactions. The options are first exercisable six months after the date of grant and remain exercisable through the tenth anniversary of the grant date, at an exercise price of $18.1875 per share.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On February 7, 2000, the Company held its 2000 Annual Meeting of Shareholders, at which Meeting Talton R. Embry, Darius W. Gaskins, Jr., Jay P. Gilbertson, Ralph W. Koehrer, Richard D. Jackson, George A. Poole, Jr. and Lewis Solomon were reelected as Directors. Each of the Directors received at least 13,672,125 votes, or 99.75% of the votes cast, in favor of reelection.

      At that same Meeting, the Company's shareholders approved an amendment to and restatement of the Company's Amended and Restated 1996 Long-Term Incentive Plan to increase by 750,000 the number of shares of the Company's common stock issuable thereunder, by a vote of 7,685,014 shares in favor of the amendment to 2,728,776 shares opposed, with 19,045 shares abstaining.

Item 5.  Other Information

     On May 2, 2000, the Company announced that Ralph Koehrer had resigned as President and Chief Executive Officer and from the Board of Directors, effective May 5, 2000. Richard D. Jackson and Lewis Solomon, Co-Chairmen of the Company's Board of Directors, are serving as Co-CEOs until two chief executive officers, one for docHarbor and one for the Company's other three business units, are named.

     On that same day, Anacomp announced that as a result of Allen & Company's exploration of strategic and financial alternatives available to the Company, a sale of the business as a whole or in parts is not anticipated. The Company intends to continue to concentrate on increasing its traditional services, offering complementary new products, and giving major emphasis to building the docHarbor business.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit 27.1  -  Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the quarter ended March 31, 2000.

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


                                                ANACOMP, INC.




                                                /s/ David B. Hiatt
                                                David B. Hiatt
                                                Executive Vice President and
                                                  Chief Financial Officer





                                                /s/ Linster W. Fox
                                                Senior Vice President and
                                                  Corporate Controller


Date: May 12, 2000