Form 10-Q
period 2000-06-30
ANACOMP INC
filed 2000-08-14
CIK 6260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


      (Mark One)
      [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

      As of July 31, 2000, the number of outstanding shares of the registrant's common stock, $.01 par value per share, was 14,563,198.

                         ANACOMP, INC. AND SUBSIDIARIES
                                      INDEX

  PART I.    FINANCIAL INFORMATION                                 Page
  Item 1.    Financial Statements:

                Condensed Consolidated Balance Sheets at
                   June 30, 2000 and September 30, 1999........      2

                Condensed Consolidated Statements of Operations
                   Three Months Ended June 30, 2000 and 1999...      3

                Condensed Consolidated Statements of Operations
                   Nine Months Ended June 30, 2000 and 1999....      4

                Condensed Consolidated Statements of Cash Flows
                   Nine Months Ended June 30, 2000 and 1999....      5

                Condensed Consolidated Statements of
                   Stockholders' Equity (Deficit) and
                   Comprehensive Income (Loss)
                     Nine Months Ended June 30, 2000...........      6

                Notes to the Condensed Consolidated Financial
                   Statements..................................      7

  Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.........     12


  Item 3.    Quantitative and Qualitative Disclosures About
                   Market Risk.................................     19


  PART II.   OTHER INFORMATION

  Item 1.    Legal Proceedings.................................     20

  Item 2.    Changes in Securities and Use of Proceeds.........     20

  Item 5.    Other Information.................................     20

  Item 6.    Exhibits and Reports on Form 8-K..................     21

  SIGNATURES...................................................     22


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     June 30,      September 30,
(in thousands)                                         2000           1999
                                                   -------------  -------------
                                                   (Unaudited)
Assets
Current assets:
   Cash and cash equivalents.....................  $     5,763    $    11.144
   Accounts and notes receivable, net............       61,222         75,259
   Current portion of long-term receivables, net.        2,028          2,952
   Inventories...................................       13,041         19,659
   Prepaid expenses and other....................        7,649          8,589
                                                   -------------  -------------
Total current assets.............................       89,703        117,603

Property and equipment, net......................       49,698         47,439
Long-term receivables, net of current portion....        2,176          7,635
Goodwill.........................................      121,521        132,965
Reorganization value in excess of identifiable
   assets, net ..................................         ----         12,003
Other assets.....................................       11,737         12,872
                                                   -------------  -------------
                                                   $   274,835    $   330,517
                                                   =============  =============
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Bank borrowings and current portion of
     long-term debt..............................  $    52,299    $     9,987
   Accounts payable..............................       27,265         34,058
   Accrued compensation, benefits and withholdings      14,194         17,229
   Accrued income taxes..........................        3,302          6,509
   Accrued interest..............................        8,514         17,061
   Other accrued liabilities.....................       33,121         38,008
                                                   -------------  -------------
Total current liabilities........................      138,695        122,852
                                                   -------------  -------------
Noncurrent liabilities:
   Long-term debt, net of current portion........      311,494        313,885
   Other noncurrent liabilities..................       10,774         10,626
                                                   -------------  -------------
Total noncurrent liabilities.....................      322,268        324,511
                                                   -------------  -------------
Stockholders' equity (deficit):
   Preferred stock...............................         ----           ----
   Common stock..................................          146            149
   Capital in excess of par value................      111,360        109,787
   Accumulated other comprehensive loss..........       (1,617)        (1,222)
   Accumulated deficit...........................     (296,017)      (225,560)
                                                   -------------  -------------
Total stockholders' deficit......................     (186,128)      (116,846)
                                                   -------------  -------------
                                                   $   274,835    $   330,517
                                                   =============  =============

    See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                           June 30,
                                                   ------------------------
(in thousands, except per share amounts)              2000          1999
                                                   ----------    ----------
Revenues:
   docHarbor....................................   $    1,109    $      277
   Document Solutions...........................       50,644        53,874
   Technical Services...........................       15,003        17,531
   DatagraphiX..................................       22,133        34,568
                                                   ----------    ----------
                                                       88,889       106,250
                                                   ----------    ----------
Cost of revenues:
   docHarbor....................................        4,351           333
   Document Solutions...........................       33,597        33,948
   Technical Services...........................        8,525         9,084
   DatagraphiX..................................       24,997        19,607
                                                   ----------    ----------
                                                       71,470        62,972
                                                   ----------    ----------

Gross Profit....................................       17,419        43,278
Costs and expenses:
   Engineering, research and development........        2,483         3,251
   Selling, general and administrative..........       27,854        22,241
   Amortization of reorganization asset.........         ----        17,093
   Amortization of intangible assets............        4,636         5,355
   Restructuring charges........................        7,641          ----
   Asset impairment charges.....................        5,671          ----
                                                   ----------    ----------

Operating loss from continuing operations.......      (30,866)       (4,662)
                                                   ----------    ----------
Other income (expense):
   Interest income..............................          196           426
   Interest expense and fee amortization........      (10,271)      (10,118)
   Other........................................         (257)         (185)
                                                   ----------    ----------
                                                      (10,332)       (9,877)
                                                   ----------    ----------
Loss from continuing operations before income
   taxes........................................      (41,198)      (14,539)
Provision for income taxes......................          224         1,072
                                                   ----------    ----------
Loss from continuing operations.................      (41,422)      (15,611)
(Loss) gain on sale of discontinued operations..       (1,636)        3,056
                                                   ----------    ----------
Net loss........................................   $  (43,058)   $  (12,555)
                                                   ==========    ==========

Basic and diluted per share data:
Loss from continuing operations.................   $    (2.85)   $    (1.10)
Gain (loss) on sale of discontinued operations,
   net of taxes.................................        (0.11)         0.22
                                                   ----------    ----------
Basic and diluted net loss......................   $    (2.96)   $    (0.88)
                                                   ==========    ==========

Shares used in computing basic and diluted net
   loss per share...............................       14,536        14,244
                                                   ==========    ==========

    See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Nine Months Ended
                                                           June 30,
                                                   ------------------------
(in thousands, except per share amounts)              2000          1999
                                                   ----------    ----------
Revenues:
   docHarbor....................................   $    2,921    $      663
   Document Solutions...........................      165,843       171,503
   Technical Services...........................       49,291        54,398
   DatagraphiX..................................       77,531       106,593
                                                   ----------    ----------
                                                      295,586       333,157
                                                   ----------    ----------
Cost of revenues:
   docHarbor....................................        9,622           534
   Document Solutions...........................      105,378       107,635
   Technical Services...........................       25,749        27,997
   DatagraphiX..................................       63,700        62,939
                                                   ----------    ----------
                                                      204,449       199,105
                                                   ----------    ----------

Gross Profit....................................       91,137       134,052
Costs and expenses:
   Engineering, research and development........        7,715         7,637
   Selling, general and administrative..........       74,885        69,352
   Amortization of reorganization asset.........       12,003        52,984
   Amortization of intangible assets............       14,803        14,989
   Restructuring charges........................       14,607          ----
   Asset impairment charges.....................        5,671          ----
                                                   ----------    ----------

Operating loss from continuing operations.......      (38,547)      (10,910)
                                                   ----------    ----------
Other income (expense):
   Interest income..............................          894         1,505
   Interest expense and fee amortization........      (29,907)      (30,396)
   Other........................................         (487)         (816)
                                                   ----------    ----------
                                                      (29,500)      (29,707)
                                                   ----------    ----------
Loss from continuing operations before income
   taxes........................................      (68,047)      (40,617)
Provision for income taxes......................          774         5,194
                                                   ----------    ----------
Loss from continuing operations.................      (68,821)      (45,811)
Income from discontinued operations, net of
   income taxes.................................         ----           809
(Loss) gain on sale of discontinued operations..       (1,636)        3,056
                                                   ----------    ----------
Net loss........................................   $  (70,457)   $  (41,946)
                                                   ==========    ==========
Basic and diluted per share data:
Loss from continuing operations.................   $    (4.77)   $    (3.21)
Income from discontinued operations.............         ----          0.05
Gain (loss) on sale of discontinued operations,
   net of taxes.................................        (0.11)         0.22
                                                   ----------    ----------
Basic and diluted net loss......................   $    (4.88)   $    (2.94)
                                                   ==========    ==========

Shares used in computing basic and diluted net
   loss per share...............................       14,438        14,248
                                                   ==========    ==========

     See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Nine Months Ended
                                                           June 30,
                                                  ------------------------
(in thousands)                                        2000          1999
                                                  ----------    ----------
Cash flows from operating activities:
   Net loss.....................................  $  (70,457)   $  (41,946)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities:
    Income from discontinued operations.........         ---          (738)
    Loss (gain) on sale of discontinued
      operations and other assets...............       1,636        (3,485)
      Asset impairment charge...................       5,671           ---
    Depreciation and amortization...............      41,550        82,875
    Non-cash compensation.......................          34           844
    Non-cash charge in lieu of taxes............         ---         5,190
      Restricted cash requirements..............         ---         3,721
      Write down of inventories.................       9,031    ---
      Change in assets and liabilities, net
        of effects from acquisitions:
      Decrease in current assets and long-term
        receivables.............................      14,197         3,252
      Decrease in accounts payable and accrued
        expenses................................     (34,693)      (26,558)
      Increase (decrease) in other noncurrent
        liabilities.............................         147          (223)
                                                  ----------    ----------
      Net cash (used in) provided by continuing
         operations.............................     (32,884)       22,932
      Net operating cash provided by
         discontinued operations................         ---         1,785
                                                  ----------    ----------
      Net cash (used in) provided by operating
         activities.............................     (32,884)       24,717
                                                  ----------    ----------
Cash flows from investing activities:
   Purchases of property, plant and equipment...     (15,502)      (19,431)
   Proceeds from sale of discontinued
     operations and other assets................         ---        39,887
   Payments to acquire companies and customer
     rights.....................................      (1,833)      (13,371)
                                                  ----------    ----------
      Net cash (used in) provided by investing
         activities.............................     (17,335)        7,085
                                                  ----------    ----------
Cash flows from financing activities:
   Proceeds from the exercise of options........       2,530         2,183
   Proceeds from employee stock purchases.......         510           782
   Repurchases of common stock..................      (1,599)       (5,019)
   Proceeds from liquidation of currency swap
     contracts..................................       3,424           ---
   Net proceeds from revolving line of credit...      42,500           ---
   Principal payments on long-term debt.........      (1,083)         (169)
                                                  ----------    ----------
      Net cash provided by (used in) financing
         activities.............................      46,282        (2,223)
                                                  ----------    ----------
Effect of exchange rate changes on cash.........      (1,444)         (250)
                                                  ----------    ----------
Decrease (increase) in cash and cash equivalents      (5,381)       29,329
Cash and cash equivalents at beginning of period      11,144        17,721
                                                  ----------    ----------
Cash and cash equivalents at end of period......  $    5,763    $   47,050
                                                  ==========    ==========
Supplemental Information:
  Cash paid for interest........................  $   39,663    $   34,114
                                                  ==========    ==========
  Cash paid for income taxes....................  $    3,098    $    4,525
                                                  ==========    ==========
  Assets acquired by assuming liabilities.......  $      ---    $    1,885
                                                  ==========    ==========

   See the notes to the condensed consolidated financial statements

                     ANACOMP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
           EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
                             (Unaudited)

                                                Accumulated
                                                  other
(in thousands)                         Addit.  comprehensive
                               Common  paid-in    income    Accum.
                               Stock   capital    (loss)   Deficit     Total
                               -----    -------   ------   ---------   -----
BALANCE AT SEPTEMBER 30, 1999  $149    $109,787  $(1,222)  $(225,560) $(116,846)
--------------------------------------------------------------------------------
Net loss......................  ---         ---      ---     (70,457)   (70,457)
Translation adjustment........  ---         ---   (3,674)        ---     (3,674)
Realized gain on currency
  swap contracts..............  ---         ---    3,424         ---      3,424
Unrealized loss on currency
  swap contracts..............  ---         ---     (145)        ---       (145)
                                                                       --------
Comprehensive loss............                                          (70,852)
                                                                       --------
Common stock issued for
  exercise of stock options...  ---       2,564      ---         ---      2,564
Common stock issued for
  acquisitions................  ---          95      ---         ---         95
Common stock issued for
employee stock purchases......  ---         510      ---         ---        510
Common stock purchased and
 retired......................   (3)     (1,596)     ---         ---     (1,599)
--------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000        $146   $111,360  $(1,617)  $(296,017) $(186,128)
================================================================================


     See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
                  NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Company Operations and Liquidity Issues

Anacomp, Inc. ("Anacomp" or the "Company") incurred significant losses during the current quarter and for the nine months ended June 30, 2000. In an effort to address these issues, the Company has made senior management changes and has recently appointed a new Chief Executive Officer. In addition, the Company is experiencing significant liquidity issues and is in violation of its senior credit facility loan covenants. However, it has also reached an agreement in principle, subject to the internal approval of its senior lenders, to amend the credit facility and to provide Anacomp with a waiver, valid through late October 2000, with respect to those covenants for which the Company is in default (see
Note 4). During the waiver period, the Company will be evaluating all of its operations and will develop, refine and implement plans in an effort to improve future operating results and cash flows. It will also continue to work with all of its lenders to resolve the Company's liquidity issues, including the holders of the Company's senior subordinated notes, to whom the Company owes an approximate $17 million interest payment on October 1, 2000. Because of its current liquidity position, the Company anticipates that it will be unable to make the interest payment on October 1.

Management's plan includes evaluating all business units against the Company's current strategic direction. This evaluation includes, among other things, the possible discontinuance, sale or other fundamental change in all business units and corporate activities and structure. Business units or portions of business units not deemed consistent with the Company's current growth or cash strategies are being considered for sale. The Company is actively exploring financing alternatives to raise the capital necessary to make the needed investments in docHarbor, the Company's document application service provider. Finally, Donaldson, Lufkin and Jenrette (" DLJ") has been retained to assist the Company in raising new capital to support its docHarbor business unit and in financial restructuring activities, including a possible debt restructuring.

During the current quarter and nine months ended June 30, 2000, the Company has recorded restructuring charges (see Note 5), asset impairment charges (see Note
6) and other charges to operations. Management has made its best estimate to record these charges based on known facts and circumstances. As management develops, refines and implements its plans, it is possible that additional charges, which could be substantial, may be required in the near term because of changed facts and circumstances.

Note 2.  Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Anacomp and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements, except for the balance sheet as of September 30, 1999, have not been audited but, in the opinion of the Company's management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended September 30, 1999, included in the Company's 1999 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year.

Note 3.  Management Estimates and Assumptions

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

Note 4.  Senior Secured Revolving Credit Facility and Senior Subordinated Notes

     The Company has a $75 million Senior Secured Revolving Credit Facility (the "Facility") with a syndicate of banks for whom BankBoston, N.A. acts as agent. The Facility is secured by virtually all of the Company's assets and 65% of the capital stock of the Company's foreign subsidiaries. The Facility contains covenants relating to limitations on capital expenditures, limitations on additional debt, limitations on open market purchases of the Company's Senior Subordinated Notes, limitations on open market purchases of the Company's common stock, limitations on mergers and acquisitions, limitations on liens, minimum EBITDA (as defined in the Facility) requirements, minimum interest coverage ratios and minimum leverage ratios. At June 30 and July 31, 2000, $51.4 million and $57.4 million was outstanding under the Facility, respectively.

As previously announced, Anacomp is in violation of certain of the financial covenants described above on the basis of third quarter results. However, the Company has reached an agreement in principle with its senior lenders, subject to their internal approval, to amend the Facility and to provide Anacomp a waiver, valid though late October 2000, with respect to those covenants for which the Company is in default. The Company will have limited additional access to its Facility during this time.

At June 30, 2000, the Company had outstanding $310 million of publicly-traded senior subordinated notes due 2004. Interest payments of approximately $17 million are due April 1 and October 1 each year. At this time, the Company anticipates that it will be unable to make the interest payment on its subordinated debt that is due on October 1, 2000. The Company has engaged DLJ to advise it with respect to a possible restructuring of the Company's debt. In the event the Company does not make its $17 million interest payment due in October 2000, and should such non-payment result in an event of default, the senior subordinated notes would be classified as a short-term obligation in the company's financial statements.

Note 5.  Restructuring Charges

In the third quarter of 2000, the Company recorded restructuring charges of $7.6 million. This amount includes $4.5 million related to the DatagraphiX business unit and the phase out of manufacturing operations, $1.0 million related to the Document Solutions business unit, $1.0 million related to the Technical Services business unit and $0.6 million related to the docHarbor business unit. Additional restructuring charges of $0.5 million, related to the reorganization of the workforce announced in the second fiscal quarter of 2000, were also recorded in the third fiscal quarter of 2000. Total restructuring charges for the nine months ended June 30, 2000 were $14.6 million. Employee severance and termination related costs in the third quarter were for approximately 182 employees, all of whom will leave the Company by December 31, 2000.

The following table displays the activity and balances of the restructuring reserve account from March 31, 2000 to June 30, 2000:


(in thousands)
                   March 31, 2000                              June 30, 2000
  Type of Cost        Balance        Additions    Deductions      Balance
----------------   --------------    ---------    ----------   -------------
Employee
Separations           $  3,700       $  4,900     $  2,600     $  6,000
Facility Closing         2,500            400          300        2,600
Professional and
  Other                    900            900          100        1,700
Contract Obligations       ---          1,400          ---        1,400
                   --------------    ---------    ----------   -------------
                      $  7,100       $  7,600     $  3,000     $ 11,700
                   --------------    ---------    ----------   -------------

As the Company continues to develop, refine and implement its plans, it is anticipated that additional restructuring charges will be incurred in the near term.

Note 6.  Asset Impairment Charges

The Company evaluates potential impairment of long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes procedures for review of recoverability and measurement of impairment (if necessary) of long-lived assets and certain identifiable intangibles held and used by an entity. SFAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the respective asset may not be fully recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying value or fair value less estimated selling costs. Based on events related to the buyer of the Company's Magnetics business, sold in 1999, and on the Company's change in strategic direction, announced in the third quarter of fiscal 2000, the Company recorded an impairment charge of $5.7 million, which is included in the fiscal 2000 third quarter results, as follows (in thousands):


Assets                                                Amount
--------------------------------------------------  ----------
Magnetics note receivable (see Note 8)............  $    2,738
Development assets................................       2,338
Leasehold improvements............................         595
                                                    ----------
                                                    $    5,671
                                                    ==========

As reflected in the June 30, 2000 balance sheet, the Company has $122 million of goodwill related to the following acquisitions (in thousands):


Business Acquisition                                 Amount
--------------------------------------------------  ----------
First Image Management Co.........................  $   87,517
BGIN Holding AG...................................      14,823
Litton Adesso Software............................       9,270
All Other.........................................       9,911
                                                    ----------
                                                    $  121,521
                                                    ==========

In addition, there is an earn out provision related to the BGIN acquisition that could provide for additional consideration, which if paid would increase the goodwill stated above.

As management assesses its business units and develops, refines and implements its plans (see Note 1), certain courses of action may be taken that could result in the impairment of goodwill as required by SFAS No. 121.

Note 7.  Inventories
(in thousands)

                                                   June 30,     September 30,
                                                  -----------   -------------
                                                     2000           1999
                                                  -----------   -------------
  Finished goods................................  $     2,789   $       9,827
  Work in process...............................        1,429           2,433
  Raw materials and supplies....................        8,823           7,399
                                                  -----------   -------------
                                                  $    13,041   $      19,659
                                                  ===========   =============

In the third quarter of fiscal 2000 the Company elected to restructure its DatagraphiX business unit and to phase out its manufacturing operations. The Company reviewed the estimated future requirements for the related inventories and recorded a $9 million charge to operations in the third quarter of fiscal 2000.

Note 8.  Sale of Magnetics Solutions Division

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

The Company recognized a gain upon the sale of the Magnetics Division during the third fiscal quarter of 1999. However, as a result of changes in its business strategy and the related effect on certain Magnetics Division obligations, the Company revised certain estimates of costs to be incurred in connection with this disposition, resulting in a charge of $1.6 million being recorded in the quarter ended June 30, 2000.

During the third quarter of 2000, the Company determined that the collectibility of the note receivable, with a carrying value of $2.7 million, was impaired. Accordingly, the Company recorded a $2.7 million reserve against the note at June 30, 2000 (see Note 6).

The Magnetics Division has been reported separately as discontinued operations in the condensed consolidated statements of operations for the three and nine month periods ended June 30, 2000 and 1999.

The operating results of the discontinued operations are summarized as follows (in thousands):

                                Nine Months Ended
                                    June 30,
                                      1999
                                -----------------
Revenues....................... $      50,544
                                =================

Operating income............... $       2,763
Income taxes...................         1,954
                                -----------------
Net income..................... $         809
                                =================

Note 9.  Reorganization Asset

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

Note 10.  Income Taxes

The Company's amortization of the Reorganization Asset is not deductible for income tax purposes. Accordingly, the Company may incur income tax expense even though it reports a pre-tax loss due to such amortization.

For the nine months ended June 30, 2000, income tax expense reported for the Company primarily represents taxes on certain of its foreign operations. For the nine months ended June 30, 1999, income tax expense is based upon an effective tax rate of 42% of pretax income before amortization of the Reorganization Asset. For the nine months ended June 30, 1999, the limited tax benefit of the U.S. federal net operating loss carryforwards of the Company resulted in a reduction of $3.3 million in the Company's Reorganization Asset and did not reduce income tax expense.

Note 11.  Hedging

In April 2000, the Company entered into a cross-currency swap agreement that hedges the U.S. dollar value of the Company's investment in the net assets of a foreign subsidiary. This agreement effectively swaps higher fixed-rate U.S. dollar debt for lower fixed-rate debt in the subsidiary's local currency. The Company is exposed to the risk of future currency exchange rate fluctuations on such debt. The amount outstanding as of June 30, 2000 is as follows (in thousands, except for interest rate):

                   Notional                                     Unrealized
Currency            Amount        Maturity     Interest Rate       Loss
-----------------  ---------   -------------   -------------    ----------
Swiss Franc
Fixed-rate          10,000     April 1, 2003      4.051          $ 145

The unrealized loss, related to the fair value of the currency swap at June 30, 2000, is reflected as a component of comprehensive loss in stockholders' equity.

Note 12.  Loss Per Share

Basic loss per share is computed based upon the weighted average number of shares of the Company's common stock outstanding during the period. Diluted loss per share is computed based upon the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period. Potentially dilutive securities include options granted under the Company's stock option plans using the treasury stock method and shares of common stock expected to be issued under the Company's employee stock purchase plan. Potentially dilutive securities were not used to calculate diluted earnings per share because of their anti-dilutive effect. There are no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented.

Note 13.  Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in June 1999 issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities. The Company uses cross-currency swap agreements that hedge the U.S. dollar value of its net assets of certain foreign subsidiaries (see Note 11). The adoption of this new accounting pronouncement is not expected to be material to the Company's consolidated financial position or results of operations as the accounting for such cross-currency swap agreements is essentially unchanged by the provisions of SFAS No. 133.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", in which the SEC interprets existing accounting literature related to revenue recognition. SAB No. 101 must be implemented no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently assessing the impact of SAB 101 on its financial position and results of operations.

Note 14.  Operating Segments

Anacomp's business is focused in the document management industry. The Company manages its business through four operating units: docHarborSM, an application service provider ("ASP"), which provides Internet-based document-management services; Document Solutions, which provides document-management outsource services; Technical Services, which provides equipment maintenance services for Anacomp COM and CD products and for third-party manufactured products; and DatagraphiX(R), which provides COM and CD systems and related supplies and contract manufacturing services. As of October 1, 2000, DatagraphiX will no longer provide manufacturing operations and the remainder of the business will be fully integrated into the Technical Services business unit.

Management evaluates operating unit performance based upon earnings before interest, other income, reorganization items, asset impairment and restructuring charges, taxes, depreciation and amortization, and extraordinary items (referred to as "EBITDA"). The excluded costs are managed at the Corporate level and not in the operating units.

As of and for the Three Months Ended June 30,


                          Document  Technical
(in thousands)  docHarbor Solutions Services  DatagraphiX Corporate Consolidated
--------------------------------------------------------------------------------
2000
Digital/Renewal
 Revenue        $  1,109  $ 17,176  $  4,900  $  3,133    $    ---  $ 26,318
COM Revenue          ---    33,468    10,103    19,000         ---    62,571
                ----------------------------------------------------------------
Total Revenues     1,109    50,644    15,003    22,133         ---    88,889
EBITDA            (8,143)    8,391     5,904    (6,415)     (7,512)   (7,775)

1999
Digital/Renewal
 Revenue        $    277  $ 11,356  $  3,629   $   911    $    ---  $ 16,173
COM Revenue          ---    42,518    13,902    33,657         ---    90,077
                ----------------------------------------------------------------
Total Revenues       277    53,874    17,531    34,568         ---   106,250
EBITDA            (2,316)   11,669     7,468    11,004      (4,749)   23,076

As of and for the Nine Months Ended June 30,


                          Document  Technical
(in thousands)  docHarbor Solutions Services  DatagraphiX Corporate Consolidated
--------------------------------------------------------------------------------
2000
Digital/Renewal
 Revenue        $  2,921  $ 55,284  $ 14,084  $ 12,943    $    ---  $ 85,232
COM Revenue          ---   110,559    35,207    64,588         ---   210,354
                ----------------------------------------------------------------
Total Revenues     2,921   165,843    49,291    77,531         ---   295,586
EBITDA           (20,188)   36,630    21,591     2,122     (16,840)   23,315

1999
Digital/Renewal
 Revenue        $    663  $ 36,315  $ 10,472  $  2,983    $    ---  $ 50,433
COM Revenue          ---   135,188    43,926   103,610         ---   282,724
                ----------------------------------------------------------------
Total Revenues       663   171,503    54,398   106,593         ---   333,157
EBITDA            (4,297)   37,690    23,633    31,865     (17,039)   71,852


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; industry trends; industry capacity; competition; raw materials costs and availability; currency fluctuations; the loss of any significant customers or suppliers; changes in business strategy or development plans; successful development of new products; availability, terms and deployment of capital; ability to meet debt service obligations; availability of qualified personnel; changes in, or the failure or inability to comply with, government regulations; and other factors referenced in this report. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions or statements regarding future periods are intended to identify forward-looking statements. All forward-looking statements are inherently uncertain as they involve substantial risks and uncertainties beyond the Company's control. The Company undertakes no obligation to update or revise any forward-looking statements for events or circumstance after the date on which such statement is made. New factors emerge from time to time, and it is not possible for the Company to predict all such factors. Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

      Anacomp, Inc. ("Anacomp" or the "Company") incurred significant losses during the current quarter and for the nine months ended June 30, 2000. In an effort to address these issues, the Company has made senior management changes and has recently appointed a new Chief Executive Officer. In addition, the Company is experiencing significant liquidity issues and is in violation of its senior credit facility loan covenants. However, it has also reached an agreement in principle, subject to the internal approval of its senior lenders, to amend the credit facility and to provide Anacomp with a waiver, valid through late October 2000, with respect to those covenants for which the Company is in default. During the waiver period, the Company will be evaluating all of its operations and will develop, refine and implement plans in an effort to improve future operating results and cash flows. It will also continue to work with all of its lenders to resolve the Company's liquidity issues, including the holders of the Company's senior subordinated notes, to whom the Company owes an approximate $17 million interest payment on October 1, 2000. Because of its current liquidity position, the Company anticipates that it will be unable to make the interest payment on October 1.

      Management's plan includes evaluating all business units against the Company's current strategic direction. This evaluation includes, among other things, the possible discontinuance, sale or other fundamental change in all business units and corporate activities and structure. Business units or portions of business units not deemed consistent with the Company's current growth or cash strategies are being considered for sale. The Company is actively exploring financing alternatives to raise the capital necessary to make the needed investments in docHarbor, the Company's document application service provider. Finally, DLJ has been retained to assist the Company in raising new capital to support its docHarbor business unit and in financial restructuring activities, including a possible debt restructuring.

      During the current quarter and nine months ended June 30, 2000, the Company has recorded restructuring charges, asset impairment charges and other charges to operations. Management has made its best estimate to record these charges based on known facts and circumstances. As management develops, refines and implements its plans, it is possible that additional charges, which could be substantial, may be required in the near term because of changed facts and circumstances.

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

      On May 31, 1999, the Company completed the sale of the Magnetics Division. The results of the Magnetics business have been reported separately as discontinued operations in the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 1999 and 2000.

      On August 10, 2000, the Board of Directors confirmed the appointment of Phil Smoot as President and Chief Executive Officer of the Company.

      In fiscal 1999, Anacomp moved to a four business unit reporting structure. The four business units comprise docHarbor, Document Solutions, Technical Services, and DatagraphiX. In the second quarter of fiscal 2000 the Company affected a reorganization of its workforce in Europe along the four lines of business and, as part of its program to decentralize its corporate services consistent with the business unit structure, also reorganized parts of its corporate staff. The reorganization and cost reduction initiatives resulted in a restructuring charge of $7.0 million in the second quarter. These charges relate primarily to employee and facility termination costs and other reorganization related costs.

     In the third quarter of fiscal 2000 the Company announced its intent to restructure the DatagraphiX business unit and phase out associated manufacturing operations by September 30, 2000. The DatagraphiX restructuring plus additional actions related to the second quarter reorganization and cost reduction initiatives resulted in restructuring charges of $7.6 million in the third quarter. This amount includes $4.5 million related to the DatagraphiX business unit and the phase out of manufacturing operations, $1.0 million related to the Document Solutions business unit, $1.0 million related to the Technical Services business unit and $0.6 million related to the docHarbor business unit. Additional restructuring charges of $0.5 million, related to the reorganization of the workforce announced in the second quarter at fiscal 2000, were also recorded in the third quarter of fiscal 2000. As the Company continues to develop, refine and implement its plans, it is anticipated that additional restructuring charges will be incurred in the near term.

Results of Operations

Three Months Ended June 30, 2000 vs. Three Months Ended June 30, 1999

      General. Anacomp reported a net loss of $43.1 million for the three months ended June 30, 2000, compared to a net loss of $12.6 million for the three months ended June 30, 1999. EBITDA for the third quarter of fiscal 2000 was negative $7.8 million. Included in these results are a $9.0 million inventory reserve related to the cessation of manufacturing announced previously, and $1.9 million in severance and other costs related to the senior management changes previously announced. Excluding these charges, EBITDA for the quarter would have been $3.2 million.

      Revenues. The Company's revenues decreased 16% from $106.3 million for the three months ended June 30, 1999, to $88.9 million for the three months ended June 30, 2000. The decrease was the result of the $27.5 million decline in COM-related revenues across the Document Solutions, Technical Services and DatagraphiX business units, partially offset by the $10.1 million increase in digital and renewal revenues across the business units. The rate of decline in COM revenues across the business units during the third quarter increased from the rate of decline experienced historically, and the Company anticipates that this more rapid decline may continue as customers migrate to other technologies or eliminate certain COM applications.

      Revenues from the Document Solutions business decreased 6% from the prior year period, from $53.9 million to $50.6 million. Revenue contributed by digital services and products increased 51% over the prior year period, from $11.4 million to $17.2 million. The Company's growth in digital outsourcing services, which increased to 34% of revenue from 21% in the prior year period, enabled it to partially offset the long-term declines in the COM outsourcing business, which dropped $9 million or 21% from the prior year period.

      Technical Services revenues decreased from the prior year period, from $17.5 million to $15.0 million. Approximately $1.3 million of this decline resulted from the discontinuance of a segment of the COM maintenance business. The unit's third party maintenance related revenues increased 34% over the prior year period, partially offsetting declines in COM hardware maintenance revenues. Third party maintenance revenues contributed 33% of total Technical Services revenues, compared to 21% in the prior year period. The discontinuation of the Company's manufacturing operations noted below may exacerbate the decline in COM hardware maintenance revenues in future periods.

      docHarbor revenues increased $0.8 million versus the prior year period. This was the result of increased revenues from existing customers and new customer orders.

      DatagraphiX revenues decreased 36%, or $12.4 million, compared to the three months June 30, 1999. The decrease was attributable to an increased decline in the market for COM systems and supplies. This was partially offset by increased revenues from contract manufacturing. On June 1, 2000, the Company announced a restructuring of the DatagraphiX business unit, the merger of this unit into the Technical Services business unit and the discontinuance of manufacturing operations effective October 1, 2000.

      Gross Margins. The Company's gross margin decreased from $43.3 million (41% of revenues) for the three months ended June 30, 1999, to $17.4 million (20% of revenues) for the three months June 30, 2000. The decrease in company wide gross margins was primarily the result of declines in the DatagraphiX business unit. DatagraphiX fiscal 2000 costs included a $9 million reserve against inventory as a result of the decision to eliminate manufacturing operations. In addition, DatagraphiX margins were impacted by the 36% decline in revenues in the quarter ended June 30, 2000.

      Technical Services gross margin decreased from 48% to 43% of revenues in the quarter ended June 30, 2000. This was primarily the result of the lower level of revenues in the current year quarter. Document Solutions gross margin decreased slightly to 34% of revenues in the quarter ended June 30, 2000, from 37% of revenues in the prior year period. This was primarily the result of the decrease in revenues in the current year period. docHarbor gross margins were impacted by the continuing development of infrastructure necessary to meet the anticipated demand for the docHarbor product.

      Engineering, Research and Development. Engineering, research and development expense decreased from $3.3 million for the three months ended June 30, 1999, to $2.5 million for the three months ended June 30, 2000. The 1999 period included development costs for a product that was subsequently discontinued.

      Selling, general and administrative. Selling, general and administrative (SG&A) expenses increased from $22.2 million (21% of revenues) for the three months ended June 30, 1999, to $27.9 million (31% of revenues) for the three months ended June 30, 2000. This increase was primarily the result of increased sales and marketing efforts for the docHarbor and Document Solutions business units and severance and other costs related to the senior management changes previously announced.

      Amortization of intangible assets. Amortization of intangible assets decreased 13% from $5.4 million (5% of revenues) for the three months ended June 30, 1999, to $4.6 million (5% of revenues) for the three months ended June 30, 2000. This decrease is primarily the result of the completion of amortization for a number of 1997 acquisitions and reduced amortization related to intangibles written off in the 1999 fourth fiscal quarter.

      Restructuring Charges. In the third quarter of fiscal 2000, the Company recorded restructuring charges of $7.6 million. This amount includes $4.5 million related to the DatagraphiX business unit and the phase out of manufacturing operations, $1.0 million related to the Document Solutions business unit, $1.0 million related to the Technical Services business unit and $0.6 million related to the docHarbor business unit. Additional restructuring charges of $0.5 million, related to the reorganization of the workforce announced in the second fiscal quarter of 2000, were also recorded in the third fiscal quarter of 2000.

      Asset Impairment Charges. In the 1999 third quarter, the Company sold its Magnetics Division for $37 million and a $3 million note due in 2006. In the third quarter of fiscal 2000, it became apparent that the buyers of the Magnetics Division would be unable to repay the note. As a result, the Company has fully reserved the $2.7 million carrying value of the note.

      During the third quarter of 2000 the Company determined that certain development projects were no longer consistent with the Company's strategic direction and, therefore, discontinued them. This resulted in the write-off of certain assets totaling $2.4 million.

      As a result of discontinuing its manufacturing operations, the Company recognized a write down of $0.6 million related to its leasehold improvements.

      Interest Expense. Interest expense increased from $10.1 million for the three months ended June 30, 1999, to $10.3 million for the three months ended June 30, 2000. This increase was the result of increased borrowings on the revolving credit facility in the current year period.

      Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2000 of $224 thousand primarily related to earnings of certain foreign subsidiaries. The provision of $1.1 million for the three months ended June 30, 1999 was based upon an effective tax rate of 42% of taxable income for the period.

      Discontinued operations. During the second quarter of 1999, the Company adopted a plan to dispose of its Magnetics Division for which the results of operations were reported as discontinued operations. The Company recognized a gain upon the sale of the Magnetics Division during the third fiscal quarter of 1999. However, as a result of changes in its business strategy and the related effect on certain Magnetics Division obligations, the Company revised certain estimates of costs to be incurred in connection with this disposition, resulting in a charge of $1.6 million being recorded in the quarter ended June 30, 2000.

Nine Months Ended June 30, 2000 vs. Nine Months Ended June 30, 1999

      General. Anacomp reported a net loss of $70.5 million for the nine months ended June 30, 2000, compared to a net loss of $41.9 million for the nine months ended June 30, 1999. EBITDA for the nine months ended June 30, 2000 was $23.3 million. Included in these results are a $9.0 million inventory reserve related to the cessation of manufacturing announced previously, and $1.9 million in severance and other costs related to the senior management changes previously announced. Excluding these charges, EBITDA for the nine months ended June 30, 2000, would have been $34.2 million.

      Revenues. The Company's revenues decreased 11% from $333.2 million for the nine months ended June 30, 1999, to $295.6 million for the nine months ended June 30, 2000. The decrease was primarily the result of declines in the DatagraphiX business unit.

      Revenues from the Company's Document Solutions business decreased from the prior year period, from $171.5 million to $165.8 million. Revenue contributed by digital services and products was up 52% over the prior year period, from $36.3 million to $55.3 million. The Company's growth in digital outsourcing services enabled it to partially offset the long-term declines it is experiencing in its COM outsourcing business, which dropped from 79% to 67% of revenues in the prior year period.

      Technical Services revenues were down from the prior year period, decreasing from $54.4 million to $49.3 million. Approximately $3.5 million of this decline resulted from the discontinuance of a segment of the COM maintenance business that was sold in the first quarter of fiscal 2000. The unit's third party maintenance related revenues increased 34% over the prior year period, partially offsetting declines in COM hardware maintenance revenues. Third party maintenance revenues contributed 29% of total Technical Services revenues in 2000 compared to 19% in the prior year period.

      docHarbor revenues increased $2.3 million versus the nine months ended June 30, 1999. This was the result of increased revenues from existing customers and new customer orders.

      DatagraphiX revenues decreased 27%, or $29.1 million, compared to the prior year period. The decrease was attributable to the increased decline in the market for COM systems and supplies, partially offset by new revenues from contract manufacturing.

      Gross Margins. The Company's gross margin decreased from $134.1 million (40% of revenues) for the nine months ended June 30, 1999, to $91.1 million (31% of revenues) for the nine months ended June 30, 2000. The decrease in gross margins was primarily due to results in the DatagraphiX business unit and the continued investment in docHarbor infrastructure.

      DatagraphiX gross margins decreased due to the third fiscal quarter 2000 decision to eliminate manufacturing operations and the related $9 million reserve against DatagraphiX inventories, and the current year decrease in revenues. docHarbor gross margins reflect the Company's continued investment in the infrastructure of this business unit in fiscal year 2000. Gross margins for Document Solutions and Technical Services decreased slightly from the prior year period at 36% and 48%, respectively.

      Engineering,   Research  and   Development.   Engineering,   research  and
development expense increased from $7.6 for the nine months ended June 30, 1999, to $7.7 million for the nine months ended June 30, 2000.

      Selling, general and administrative. Selling, general and administrative (SG&A) expenses increased 8%, from $69.4 million (21% of revenues) for the nine months ended June 30, 1999, to $74.9 million (25% of revenues) for the nine months ended June 30, 2000. This increase was primarily the result of increased sales and marketing efforts for the docHarbor and Document Solutions business units and severance and other costs related to the senior management changes previously announced..

      Amortization of intangible assets. Amortization of intangible assets decreased from $15.0 million (4% of revenues) for the nine months ended June 30, 1999, to $14.8 million (5% of revenues) for the nine months ended June 30, 2000.

      Restructuring Charges. During the nine months ended June 30, 2000, the Company recorded restructuring charges totaling $14.6 million. This amount includes $7 million recorded in the second quarter of fiscal 2000, in a reorganization of the Company's workforce in Europe along the four lines of business and, as part of its program to decentralize its corporate services consistent with the business unit structure, also reorganized parts of its corporate staff. In the third quarter of 2000, the Company recorded restructuring charges of $7.6 million. This amount includes $4.5 million related to the DatagraphiX business unit and the phase out of manufacturing operations, $1.0 million related to the Document Solutions business unit, $1.0 million related to the Technical Services business unit and $0.6 million related to the docHarbor business unit. Additional restructuring charges of $0.5 million, related to the reorganization of the workforce announced in the second fiscal quarter of 2000, were also recorded in the third fiscal quarter of 2000.

      Asset Impairment Charges. In the 1999 third quarter, the Company sold its Magnetics Division for $37 million and a $3 million note due in 2006. In the fiscal year 2000 third quarter, it became apparent that the buyers of the Magnetics Division would be unable to repay the note. As a result, the Company has fully reserved the $2.7 million carrying value of the note.

      During the third quarter of 2000 the Company determined that certain development projects no longer were consistent with the Company's strategic direction and, therefore, discontinued them. This resulted in the write-off of certain assets totaling $2.4 million.

      As a result of discontinuing its manufacturing operations, the Company recognized a write down of $0.6 million related to its leasehold improvements.

      Interest Expense. Interest expense decreased from $30.4 million for the nine months ended June 30, 1999, to $29.9 million for the nine months ended June 30, 2000. This decrease was the result of the fiscal year 1999 repurchase of long-term subordinated debt partially offset by increased borrowings against the Company's Credit Facility in fiscal year 2000.

      Provision for Income Taxes. The provision for income taxes for the nine months ended June 30, 2000 of $774 thousand primarily related to earnings of certain foreign subsidiaries. The provision of $5.2 million for the nine months ended June 30, 1999 was based upon an effective tax rate of 42% of taxable income for the period.

      Discontinued operations. During the second quarter of 1999, the Company adopted a plan to dispose of its Magnetics Division for which the results of operations were reported as discontinued operations. The Company recognized a gain upon the sale of the Magnetics Division during the third fiscal quarter of 1999. However, as a result of changes in its business strategy and the related effect on certain Magnetics Division obligations, the Company revised certain estimates of costs to be incurred in connection with this disposition, resulting in a charge of $1.6 million being recorded in the quarter ended June 30, 2000.

Liquidity and Capital Resources

      Anacomp had negative working capital of $49.0 million at June 30, 2000, compared to negative working capital of $5.2 million at September 30, 1999. Net cash used in continuing operations was $32.9 million for the nine months ended June 30, 2000, compared to cash provided from operations of $22.9 million in the comparable prior year period.

      Net cash used in investing activities was $17.3 million in the current nine month period, compared to cash provided by investing activities of $7.1 million in the comparable prior year period. The prior year period included $39.9 million in proceeds from the sale of the Magnetics Solutions Division and other assets. This was offset by capital expenditures that were primarily used to integrate the First Image business and capital used to acquire companies and company rights. Current year expenditures were primarily for docHarbor equipment and facilities. Current year payments to acquire companies represents earn out payments related to acquisitions in prior years. The Company may be liable for an additional earn out payment in 2001 that is contingent upon attaining certain revenue targets.

      Net cash provided by financing activities increased approximately $48.5 million during the nine months ended June 30, 2000, from the same period in the prior year. This increase was principally the result of $42.5 million in net proceeds from the Company's revolving credit facility and the $3.4 million proceeds from the liquidation of cross currency swap contracts in the current year.

      The Company's cash balance totaled $5.8 million at June 30, 2000 compared to $11.1 million at September 30, 1999. The Company has a $75 million Senior Secured Revolving Credit Facility (the "Facility") with a syndicate of banks and BankBoston, N.A. as agent. With the release of third quarter results, Anacomp, as previously announced, is in violation of certain financial covenants. However, the Company has reached an agreement in principle, subject to the internal approval of its senior lenders, to amend the current credit facility and to provide Anacomp with a waiver, valid though late October 2000, with respect to those covenants for which the Company is in default. The Company will have limited additional access to its senior credit facility during this time.

There can be no assurance that the Company will be able to ultimately resolve this matter on terms favorable to the Company. The amount outstanding under the Credit Facility was $57.4 million at July 31, 2000.

      The Company has significant debt obligations. As of August 14, 2000, the Company's liquidity is such that it anticipates that it will be unable to pay the approximate $17 million interest on the senior subordinated debt that is due on October 1, 2000. The Company has retained DLJ to advise the Company regarding financial initiatives, including a possible restructuring of its subordinated debt.

      Although the Company has only limited access to its Facility through October 2000, the Company believes that, with the exception of the interest payment due on the subordinated debt, it will be able to meet its financial obligations during that time period. In addition, the Company is hopeful that it will be able to restructure its subordinated debt without any adverse impact upon Anacomp's trade and other creditors. If Anacomp is unable to successfully implement its plans, including reaching an accommodation with its lenders and bondholders, then the Company's auditors have indicated their report to be issued on the Company's annual financial statements as of September 30, 2000, would likely include a "going concern" modification.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company has U.S. Dollar fixed-rate indebtedness, and in September 1999, it entered into three cross currency swap agreements that hedge the U.S. Dollar value of the Company's investment in the net assets of certain foreign subsidiaries. These agreements effectively swapped higher fixed-rate U.S. dollar debt for lower fixed-rate debt in the subsidiaries' respective local currencies. In February 2000, due to the decline in the value of Swiss Franc and the Euro against the U.S. Dollar, the Company liquidated its cross currency swap agreements and received $3.4 million in cash. This amount is reflected as accumulated comprehensive income in total stockholders' equity in the Company's June 30, 2000 Condensed Consolidated Balance Sheet.

     In March 2000, the Company entered into a cross-currency swap agreement that hedges the U.S. dollar value of the Company's investment in the net assets of a foreign subsidiary. This agreement effectively swaps higher fixed-rate U.S. dollar debt for lower fixed-rate debt in the subsidiary's local currency. The Company is exposed to the risk of future currency exchange rate fluctuations on such debt. The amount outstanding as of June 30, 2000 is as follows (in thousands, except for interest rate):

                   Notional                                     Unrealized
Currency            Amount        Maturity     Interest Rate       Loss
-----------------  ---------   -------------   -------------    ----------
Swiss Franc
Fixed-rate          10,000     April 1, 2003      4.051          $ 145


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

      The Company's revolving credit facility is affected by the general level of U.S. interest rates and/or Libor. The Company had $51.4 million outstanding under its revolving credit facility at June 30, 2000.

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

Item 2.  Changes in Securities and Use of Proceeds

(c)   Unregistered Securities

      On May 25, 2000, the Company issued 38,262 shares of Common Stock to the two former shareholders of BGIN Holding AG, a Swiss company that Anacomp acquired in September 1999 ("BGIN"). The Common Stock was issued as additional consideration for Anacomp's acquisition of all of the share capital of BGIN from such shareholders. The issuance of the shares of Common Stock was made in reliance upon the private placement exception set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), on the basis of the shareholders' familiarity with the business and affairs of Anacomp. No underwriting fees or discounts were applicable to the transaction.

      Pursuant to the Company's 1996 Non-employee Director Stock Option Plan (Amended and Restated as of December 1, 1997), non-employee directors of the Company may elect to receive their annual retainer in the form of options to acquire Common Stock of the Company. Pursuant to such elections, during the three-month period ending June 30, 2000, an aggregate of 1,875 options was granted to three directors in lieu of aggregate cash compensation of $9,375. The issuance of such options was made in reliance upon the private placement exemption set forth in Section 4 (2) of the Securities Act, on the basis of the directors' familiarity with the business and affairs of the Company. No underwriting fees or discounts were applicable to the transactions. The options are first exercisable six months after the date of grant and remain exercisable through the tenth anniversary of the grant date, at an exercise price of $15.56 per share.

Item 3.  Default Upon Senior Securities

            With the release of the Company's third quarter financial results, the Company is in violation of certain of the financial covenants contained in the Facility that the Company previously entered into with its senior lenders. The covenants that the Company has violated are: (i) leverage ratio (total debt to EBITDA) over the past twelve months; (ii) interest coverage ratio (EBITDA to interest expense) over the past twelve months; and (iii) minimum EBITDA over the past twelve months. As described in Notes 1 and 4 to the Condensed Consolidated Financial Statements and in the "Liquidity and Capital Resources" section of the MD&A, the Company has reached an agreement in principle with such lenders to amend the Facility and to provide the Company with a waiver, valid through late October 2000, with respect to those covenants for which the Company is in default. However, there can be no assurance that the Company will be able to ultimately resolve this matter on terms favorable to the Company.

Item 5.  Other Information

      On May 2, 2000, the Company announced that Ralph Koehrer had resigned as President and Chief Executive Officer and from the Board of Directors, effective May 5, 2000. Richard D. Jackson and Lewis Solomon, co-chairmen of the Company's Board of Directors, agreed to serve as co-CEOs until two chief executive officers, one for docHarbor and one for the Company's other three business units, were named. On July 27, 2000, Lloyd Miller, a private investor who joined Anacomp's Board of Directors on July 6, 2000, resigned his position as Director. On August 10, 2000, the Board of Directors confirmed the appointment of Phil Smoot as President and Chief Executive Officer of the Company. The Board also elected Mr. Soloman as Chairman of the Board, with Mr. Jackson remaining as a director.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibit 10.1 - Termination Agreement dated May 1, 2000, between the Company and Ralph W. Koehrer.

     (b) Exhibit 10.2 - Termination Agreement dated May 1, 2000, between the Company and Donald W. Thurman.

     (c) Exhibit 27.1  -  Financial Data Schedule.

     (d) The Company filed no reports on Form 8-K during the quarter ended June 30, 2000.

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


                                                ANACOMP, INC.




                                                /s/ David B. Hiatt
                                                David B. Hiatt
                                                Executive Vice President and
                                                  Chief Financial Officer





                                                /s/ Linster W. Fox
                                                Linster W. Fox
                                                Senior Vice President and
                                                  Corporate Controller




Date: August 14, 2000