Form 10-Q
period 2000-12-31
ANACOMP INC
filed 2001-02-14
CIK 6260

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000.

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes  X  No
                                                     ---    ---

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.       Yes  X  No
                                ---    ---

         As of January 31, 2001, the number of outstanding shares of the registrant's common stock, $.01 par value per share, was 14,571,198.

                         ANACOMP, INC. AND SUBSIDIARIES

                                      INDEX


   PART I.         FINANCIAL INFORMATION                                                           PAGE
   Item 1.         Financial Statements:

                       Condensed Consolidated Balance Sheets at
                            December 31, 2000 and September 30, 2000........................         2

                       Condensed Consolidated Statements of Operations
                            Three Months Ended December 31, 2000 and 1999...................         3

                       Condensed Consolidated Statements of Cash Flows
                            Three Months Ended December 31, 2000 and 1999...................         4

                       Notes to the Condensed Consolidated Financial Statements.............         5

   Item 2.         Management's Discussion and Analysis of Financial
                            Condition and Results of Operations.............................         10


   Item 3.         Quantitative and Qualitative Disclosures About Market Risk...............         15


   PART II.        OTHER INFORMATION

   Item 1.         Legal Proceedings........................................................         16

   Item 6.         Exhibits and Reports on Form 8-K.........................................         16

   SIGNATURES.............................................................................           17


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         ANACOMP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              December 31,        September 30,
(in thousands)                                                                    2000                 2000
                                                                           -------------------  -------------------
ASSETS                                                                          (Unaudited)
Current assets:
    Cash and cash equivalents...........................................        $    22,548          $    13,988
    Accounts and notes receivable, net..................................             51,735               53,560
    Current portion of long-term receivables, net.......................              2,068                1,763
    Inventories.........................................................              8,119                8,297
    Prepaid expenses and other..........................................              5,459                7,834
                                                                           -------------------  -------------------
Total current assets....................................................             89,929               85,442

Property and equipment, net.............................................             41,612               45,197
Long-term receivables, net of current portion...........................              2,888                1,864
Goodwill................................................................             95,748               98,427
Other assets............................................................              7,244                7,359
                                                                           -------------------  -------------------
                                                                               $    237,421         $    238,289
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                             -------------------  -------------------
Current liabilities:
    Senior secured revolving credit facility............................       $     57,575         $     57,650
    10-7/8% senior subordinated notes payable...........................            311,193              311,272
    Accounts payable ...................................................             18,971               19,737
    Accrued compensation, benefits and withholdings.....................             15,110               15,239
    Accrued income taxes................................................              3,371                3,638
    Accrued interest....................................................             26,023               17,647
    Other accrued liabilities...........................................             32,906               33,490
                                                                           -------------------  -------------------
Total current liabilities...............................................            465,149              458,673
                                                                           -------------------  -------------------
Long-term liabilities:
    Other long-term liabilities.........................................             10,485               10,542
                                                                           -------------------  -------------------
Total long-term liabilities.............................................             10,485               10,542
                                                                           -------------------  -------------------
Stockholders' equity (deficit):
    Preferred stock.....................................................                ---                  ---
    Common stock........................................................                146                  146
    Additional paid-in capital..........................................            111,324              111,324
    Accumulated other comprehensive loss................................             (5,013)              (5,402)
    Accumulated deficit.................................................           (344,670)            (336,994)
                                                                           -------------------  -------------------
Total stockholders' deficit.............................................           (238,213)            (230,926)
                                                                           -------------------  -------------------
                                                                               $    237,421         $    238,289
                                                                           ===================  ===================


        See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                   Three Months Ended
                                                                                       December 31,
                                                                             --------------------------------
(in thousands, except per share amounts)                                         2000                 1999
                                                                             -----------          -----------
Revenues:
    Services...........................................................      $    60,615          $    72,530
    Equipment and supply sales.........................................           21,526               29,294
                                                                             -----------          -----------
                                                                                  82,141              101,824
                                                                             -----------          -----------
Cost of revenues:
    Services...........................................................           39,205               45,829
    Equipment and supply sales.........................................           14,755               18,423
                                                                             -----------          -----------
                                                                                  53,960               64,252
                                                                             -----------          -----------
Gross profit...........................................................           28,181               37,572
Costs and expenses:
    Engineering, research and development..............................            1,737                2,481
    Selling, general and administrative................................           20,542               23,108
    Amortization of reorganization asset...............................              ---               12,003
    Amortization of intangible assets..................................            2,680                5,374
                                                                             -----------          -----------

Operating income (loss) ...............................................            3,222               (5,394)

Other income (expense):
    Interest income....................................................              356                  282
    Interest expense and fee amortization..............................          (11,121)              (9,596)
    Other..............................................................              254                   25
                                                                             -----------          -----------
                                                                                 (10,511)              (9,289)
                                                                             -----------          -----------
Loss before provision for income taxes.................................           (7,289)             (14,683)
Provision for income taxes.............................................              387                  521
                                                                             -----------          -----------
Net loss...............................................................      $    (7,676)        $    (15,204)
                                                                             ===========         ============

Basic and diluted per share data:
     Basic and diluted net loss........................................      $     (0.53)        $      (1.06)
                                                                             ===========         ============

     Shares used in computing basic and diluted net loss per share.....           14,569               14,345
                                                                             ===========         ============


        See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Three Months Ended
                                                                                        December 31,
                                                                             --------------------------------
(in thousands)                                                                   2000                 1999
                                                                             -----------          -----------
Cash flows from operating activities:
    Net loss...........................................................      $    (7,676)         $   (15,204)

    Adjustments to reconcile net loss to net
        cash provided by (used in) operating activities:
      Depreciation and amortization....................................            8,374               21,798
      Non-cash compensation............................................              ---                   86
      Change in assets and liabilities:
        Decrease in accounts and other receivables.....................              322                7,336
        Decrease (increase) in inventories.............................              126               (3,733)
        Decrease (increase) in prepaid expenses and other assets.......            1,345               (2,593)
        Decrease in accounts payable, accrued expenses and other
           liabilities.................................................           (2,003)              (7,965)
        Increase (decrease) in accrued interest........................            8,376               (8,472)
                                                                             -----------          -----------
         Net cash provided by (used in) operations.....................            8,864               (8,747)
                                                                             -----------          -----------

Net cash used in investing activities:
    Purchases of property and equipment................................             (993)              (3,639)
                                                                             -----------          -----------
Cash flows from financing activities:
    Proceeds from the exercise of options..............................              ---                  480
    Repurchases of common stock........................................              ---               (1,596)
    Proceeds from liquidation of currency swap contracts...............              763                  ---
    Net proceeds from revolving line of credit.........................              ---               12,000
    Principal payments on line of credit ..............................              (75)                 ---
                                                                             -----------          -----------
         Net cash provided by financing activities.....................              688               10,884
                                                                             -----------          -----------
Effect of exchange rate changes on cash................................                1               (1,231)
                                                                             -----------          -----------
Increase (decrease) in cash and cash equivalents.......................            8,560               (2,733)
Cash and cash equivalents at beginning of period.......................           13,988               11,144
                                                                             -----------          -----------
Cash and cash equivalents at end of period.............................      $    22,548          $     8,411
                                                                             ===========          ===========
Supplemental Information:
  Cash paid for interest...............................................      $     1,941          $    17,528
                                                                             ===========          ===========
  Cash paid for income taxes...........................................      $       654          $     1,735
                                                                             ===========          ===========


        See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  COMPANY OPERATIONS AND LIQUIDITY ISSUES

Anacomp, Inc. ("Anacomp" or the "Company") reported a loss totaling $7.7 million and positive cash flows from operations of $8.9 million for the first quarter of fiscal 2001. As of December 31, 2000, the Company has a working capital deficiency of $375 million, including $311 million in senior subordinated notes, and a stockholders' deficit of $238 million.

The Company is experiencing significant liquidity issues and is in default of its senior secured revolving credit facility totaling $57.6 million at December 31, 2000. The Company and the senior secured revolving credit facility lenders are operating under an agreement that amends and continues the credit facility and provides Anacomp with a forbearance of default remedies valid through February 28, 2001, with respect to those covenants of which the Company is in default. The forbearance agreement places additional restrictions on the credit facility and requires the Company to meet additional covenants and operating requirements, including limitations on certain spending activities. The Company and the Bank Group (See Note 4) are currently negotiating an extension of the forbearance agreement and an amendment of the existing revolving credit facility.

On October 1, 2000, the Company did not make a required $17 million interest payment to the holders of the Company's senior subordinated notes totaling $311 million at December 31, 2000. The Company has continued discussions with certain of the holders of the senior subordinated notes and their legal and financial advisors to explore various alternatives to resolve the Company's liquidity situation, including a possible debt restructuring (see Note 5).

Management continues to work with its lenders and their advisors in order to address the defaults as well as to explore possible financing alternatives. Management has been evaluating all of the Company's operations, determining its strategic direction and taking actions aimed at satisfying and restructuring its debt obligations and improving operations and cash flows. The Company is exploring multiple alternatives, such as possible discontinuance or sale of certain of its business units or parts thereof, and fundamental changes in its corporate activities and structure. The Company is in varying stages of discussions with third parties regarding possible sales of certain assets and lines of business. The Company continued to reduce the level of expenditure in its docHarbor business unit during the first quarter of fiscal 2001 to reduce cash outflows and bring costs more in line with expected revenue growth, as well as to comply with requirements imposed by its senior secured revolving credit lenders. On January 17, 2001, the Company announced it had entered into a non-binding Letter of Intent to sell 100% of the docHarbor business unit to a large corporate buyer. The transaction is subject to certain approvals, due diligence, negotiation of acceptable terms and conditions of a definitive agreement and satisfaction of required closing conditions. It is expected that Anacomp's Document Solutions business will continue to use docHarbor's services for its Internet-based document services. Although there can be no assurance the sale will be consummated, it is expected that terms of the sale will be finalized in the second quarter of fiscal 2001. If the sale is not completed, the Company will continue to evaluate its docHarbor business in an effort to preserve cash and meet its other commitments. During the first quarter, management has continued to take actions in an effort to improve operating results and cash flows.

In the event the senior secured lenders accelerate the required payment of Anacomp's outstanding borrowings, the Company's ability to make such payment would be dependent on generating sufficient cash from potential asset sales discussed above or obtaining alternate financing. There can be no assurance that the Company will be able to execute potential asset sales or obtain alternate financing on terms acceptable to the Company, if at all, or in amounts sufficient to satisfy the Company's obligations.

In the event the senior subordinated note holders accelerate payment of Anacomp's outstanding notes, the Company would not have resources available to repay such notes. Through February 13, 2001, no action has been taken by the senior subordinated note holders to declare the unpaid principal and interest to be due and payable. There can be no assurance that the senior subordinated note holders will continue not to declare the notes and related interest immediately due and payable.

In an event of acceleration of any of the Company's indebtedness, it is possible that the Company may be required to seek protection under bankruptcy laws, either voluntarily or involuntarily.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed above and as shown in the accompanying financial statements, the Company has operating and liquidity concerns that raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to restructure successfully its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The report of the Company's independent public accountants on the Company's financial statements included in its Form 10-K for the year ended September 30, 2000 contained a modification related to the Company's ability to continue as a going concern.

NOTE 2.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Anacomp and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements, except for the balance sheet as of September 30, 2000, have not been audited but, in the opinion of the Company's management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended September 30, 2000, included in the Company's fiscal 2000 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year or for any other period.

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

NOTE 4.  SENIOR SECURED REVOLVING CREDIT FACILITY

The Company has a senior secured revolving credit facility ("the Facility") with a syndicate of banks and Fleet National Bank ("Fleet") as agent (collectively, "the Bank Group"). The outstanding borrowings under the Facility were $57.6 million at December 31, 2000. With the release of the Company's financial results at June 30, 2000, the Company was in violation of certain of its financial covenants. During the third quarter of fiscal 2000, the Company reached an agreement with the Bank Group to amend the Facility and to provide Anacomp with a waiver, which was in effect through October 26, 2000, with respect to those covenants of which the Company is in default. On October 26, 2000, the Bank Group declared Anacomp in violation of certain financial covenants of the Facility and the Company entered into a forbearance agreement with the Bank Group to amend the Facility and to delay the exercise of certain rights and remedies provided to the Bank Group under the Facility until February 28, 2001.

As discussed above, the Company is not in compliance with certain of the covenants and is operating under a forbearance agreement with the Bank Group. Management believes that the Company has been in compliance with the forbearance agreement and has made progress in improving the business operations of the Company. Management believes that the Company's ability to continue to meet the Bank Group's objectives by February 28, 2001 will significantly influence the resolution of the debt issues faced by the Company. The Company and the Bank Group are currently negotiating an extension of the forbearance agreement and an amendment of the existing revolving credit facility.

Significant provisions of the forbearance agreement are (a) a reduction of the Facility commitment from $75 million to $64.2 million, with commitment reductions of $400,000 on December 15, 2000 and another $400,000 on January 31, 2001; (b) all proceeds of Company asset dispositions must be used to reduce the outstanding borrowings, which will also permanently reduce the Facility commitment; (c) the Eurocurrency interest rate option was suspended and the Base Rate (as defined below) interest rate option was increased by 1%, with the accrual of another 1% to be paid in the event that the outstanding borrowings are not reduced by $20 million by February 28, 2001;
(d) the maturity date of the Facility was changed from June 15, 2003 to June 15, 2002; (e) the Company may not provide funds to the docHarbor business unit in excess of an agreed-upon budget; (f) the Company may not remit funds to its foreign subsidiaries; and (g) the Company is prohibited from making any payment in satisfaction of the senior subordinated notes (see Note 5) or any related accrued interest.

As of February 13, 2001, the Facility commitment, as amended, totaled $63.2 million. The Facility is available for borrowings of up to $57.2 million and for letters of credit of up to $6 million.

Loans under the Facility bear interest, payable monthly, at the Base Rate plus 1.75% plus accrued interest of another 1% if the outstanding loans are not reduced by $20 million on February 28, 2001. The "Base Rate" for any day means the higher of (i) the corporate base rate of interest announced by Fleet and
(ii) the federal funds rate published by the Federal Reserve Bank of New York on the next business day plus 1/2%.

The Facility is secured by virtually all of the Company's assets and 65% of the capital stock of the Company's foreign subsidiaries. The Facility contains covenants relating to limitations on capital expenditures, limitations on additional debt, limitations on open market purchases of the Company's Senior Subordinated Notes (see Note 5), limitations on open market purchases of the Company's common stock, limitations on mergers and acquisitions, limitations on liens, minimum EBITDA requirements, minimum interest coverage ratios and minimum leverage ratios.

In the event the Bank Group accelerates payment of Anacomp's outstanding borrowings, the Company's ability to make such payment will be dependent on generating sufficient cash from potential asset sales or obtaining alternate financing (see Note 1). There can be no assurance that the Company will be able to execute potential asset sales or obtain alternate financing on terms acceptable to the Company, if at all, or in amounts sufficient to satisfy the Company's obligations.

NOTE 5.  SENIOR SUBORDINATED NOTES

The Company has outstanding $311 million of publicly traded 10-7/8% Senior Subordinated Notes ("the Notes"). An interest payment on the Notes of approximately $17 million is due semi-annually on October 1 and April 1 of each year. The Company did not make the interest payment that was due on October 1, 2000 and does not expect to make the payment due on April 1, 2001. Fleet provided notice to the trustee of the Notes on October 26, 2000 ("the Notice Date") that the Company was in default of certain covenant provisions in the Facility. Under the provisions of the indenture governing the Notes, due to the default under the Facility, the Company cannot make payments in satisfaction of the Notes or any related accrued interest for 179 days from the Notice Date.

The Company continues to have discussions with certain of the holders of the Notes and their legal and financial advisors to explore various alternatives to resolve the Company's liquidity situation, including a possible debt restructuring. The Company has engaged Credit Suisse First Boston to serve as advisors regarding financial alternatives with respect to the outstanding Notes. Because of the missed interest payment, which is an event of default, the Notes have been classified as a short-term obligation in the accompanying condensed consolidated balance sheets.

In the event the Note holders accelerate payment of Anacomp's outstanding Notes, the Company would not have resources available to repay such Notes. Through February 13, 2001, no action has been taken by the Note holders to declare the unpaid principal and interest to be due and payable. There can be no assurance that the Note holders will continue not to declare the Notes and related interest immediately due and payable.

The Notes have no sinking fund requirements and are due in full on April 1, 2004. The Notes are redeemable at the option of the Company in whole or in part at prices ranging from 108.156% to 102.710% plus accrued and unpaid interest until April 1, 2003. On or after April 1, 2003, the Notes may be redeemable at 100% plus accrued and unpaid interest. Upon a Change of Control (as defined), the Company is required to make an offer to purchase the Notes then outstanding at a purchase price equal to 101% plus accrued and unpaid interest.

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

NOTE 6. RESTRUCTURING ACTIVITIES

In prior fiscal periods, the Company has recorded restructuring charges for a reorganization of its workforce in the United States and Europe along its three lines of business, reorganized parts of its corporate staff, and phased out its manufacturing operations.

The following table displays the activity and balances of the restructuring reserve account from September 30, 2000 to December 31, 2000:

(in thousands)
                                 September 30,                                                        December 31,
                                     2000                                                                2000
    Type of Cost                    Balance                Additions            Deductions              Balance
--------------------          ------------------        -------------          --------------      ------------------
                                                                                                       (unaudited)
Employee separations          $            3,224        $         ---          $       (1,596)     $            1,628
Facility closing                           1,821                  ---                    (162)                  1,659
Contract obligations                       1,100                  ---                    (253)                    847
Other                                      1,380                  ---                    (411)                    969
                              ------------------        -------------          --------------      ------------------
                              $            7,525        $         ---          $       (2,422)     $            5,103
                              ------------------        -------------          --------------      ------------------

As the Company continues to develop, refine and implement its plans, it is anticipated that additional restructuring charges could be incurred in the near term. Additionally, certain courses of action may be taken that could result in impairments of goodwill or other Company assets.

NOTE 7.  INVENTORIES

Inventories consist of the following:
(in thousands)                                                              December 31,     September 30,
                                                                          --------------     -------------
                                                                                2000              2000
                                                                          --------------     -------------
                                                                              (unaudited)
  Finished goods, including purchased film.............................   $        7,271     $       7,717
  Work in process......................................................              107                66
  Raw materials and supplies...........................................              741               514
                                                                          --------------     -------------
                                                                          $        8,119     $       8,297
                                                                          ==============     =============

NOTE 8.  HEDGING

The Company has in the past entered into currency swap agreements that hedge the U.S. Dollar value of the Company's investment in the net assets of certain foreign subsidiaries. In November 2000, the Company terminated its currency swap agreement and received $0.8 million in cash proceeds. These proceeds have been reflected as a component of accumulated other comprehensive loss in stockholders' equity (deficit).

NOTE 9.  LOSS PER SHARE

Basic and diluted loss per share is computed based upon the weighted average number of shares of the Company's common stock outstanding during the period. Potentially dilutive securities include options granted under the Company's stock option plans and outstanding warrants, both using the treasury stock method and shares of common stock expected to be issued under the Company's employee stock purchase plan. Potentially dilutive securities were not used to calculate diluted loss per share because of their anti-dilutive effect.

NOTE 10.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in June 1999 issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133." The Company adopted SFAS No. 133, as amended by SFAS No. 137, in the first quarter of fiscal year 2001 with no material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", in which the SEC interprets existing accounting literature related to revenue recognition. SAB No. 101, as amended, will be adopted by the Company no later than the fourth fiscal quarter of fiscal 2001. The Company's adoption of SAB No. 101 in the fourth quarter of fiscal 2001 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 11.  OPERATING SEGMENTS

Anacomp's business is focused in the document management industry. The Company manages its business through three operating units: docHarborSM, an application service provider ("ASP"), which provides Internet-based document-management services; Document Solutions, which provides document-management outsource services; and Technical Services, which provides equipment maintenance services for Anacomp COM and CD products and for third-party manufactured products and provides COM and CD systems and related supplies. Effective October 1, 2000, the Company discontinued its manufacturing operations for Datagraphix and merged the remainder of Datagraphix's operations into Technical Services. Results for Datagraphix previously reported separately have been combined with Technical Services.

Management evaluates operating unit performance based upon earnings before interest, other income, reorganization items, asset impairment and restructuring charges, taxes, and extraordinary items (referred to as "EBIT"). The excluded costs are managed at the Corporate level and not in the operating units.

Information about the Company's operations by operating segments for the three months ended December 31, 2000 and 1999, respectively, are as follows:

                                               Document      Technical
 (in thousands)                   docHarbor    Solutions     Services        Corporate   Consolidated
-------------------------------------------------------------------------------------------------------
 2000
 Digital/renewal revenue       $      2,404  $    15,902  $      5,087       $    ---   $     23,393
 COM revenue                            ---       30,605        28,143            ---         58,748
 Intercompany revenue                   ---          ---         2,891         (2,891)           ---
                               ------------------------------------------------------------------------
 Total revenue                        2,404       46,507        36,121         (2,891)        82,141
 EBIT                                (4,389)       5,492         8,548         (6,429)         3,222
 Depreciation and amortization        1,556        4,903         1,392            171          8,022

 1999
 Digital/renewal revenue       $        863  $    19,855  $      5,459       $    ---   $     26,177
 COM revenue                            ---       38,605        37,042            ---         75,647
 Intercompany revenue                   ---          ---         3,278         (3,278)           ---
                               ------------------------------------------------------------------------
 Total revenue                          863       58,460        45,779         (3,278)       101,824
 EBIT                                (6,250)       7,093        11,011        (17,248)        (5,394)
 Depreciation and amortization          966        7,057         1,899         12,258         22,180


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), including those related to the Company's plans, liquidity needs, potential restructuring and future operations, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; industry trends; industry capacity; competition; raw materials costs and availability; currency fluctuations; the loss of any significant customers or suppliers; changes in business strategy or development plans; successful development of new products; availability, terms and deployment of capital; ability to meet debt service obligations; availability of qualified personnel; changes in, or the failure or inability to comply with, government regulations; and other factors referenced in this report. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions or statements regarding future periods are intended to identify forward-looking statements. All forward-looking statements are inherently uncertain as they involve substantial risks and uncertainties beyond the Company's control. The Company undertakes no obligation to update or revise any forward-looking statements for events or circumstance after the date on which such statement is made. New factors emerge from time to time, and it is not possible for the Company to predict all such factors. Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

OVERVIEW

         Anacomp's revenues, operating results, cash flows and liquidity in the first quarter of fiscal 2001 continue to be negatively impacted by a number of factors, including a significant decline in the Company's COM business, restructuring and reorganization of certain of its operations, and negative cash flows related to the docHarbor business unit.

         The Company is experiencing substantial liquidity issues and is in default on its senior secured revolving credit facility (the "Facility"), which totaled $57.6 million at December 31, 2000. The Company and the lenders for this facility are operating under an agreement that amends and continues the senior secured revolving credit facility and provides Anacomp with a forbearance of default remedies valid through February 28, 2001. The forbearance agreement places additional restrictions on the facility and requires the Company to meet additional covenants and operating requirements, including certain spending limitations. The Company and the Bank Group are currently negotiating an extension of the forbearance agreement and an amendment of the existing revolving credit facility.

         On October 1, 2000, the Company did not make a required $17 million interest payment to holders of the Company's publicly traded 10-7/8% Senior Subordinated Notes (the "Notes"), which totaled $311 million at December 31, 2000. The Company continues to have discussions with certain holders of these Notes and their legal and financial advisors to consider various alternatives - including possible debt restructuring - to resolve Anacomp's liquidity situation. Credit Suisse First Boston has been engaged to serve as the Company's advisors with respect to these Notes.

         In addition to working with lenders and their advisors to address the defaults and seek possible financing alternatives, management is continuing to evaluate all of the Company's operations. New strategic directions are being examined and the Company is determining what other actions might be taken to improve operations and cash flows and help satisfy or restructure debt obligations. Alternatives being explored include possible discontinuance or sale of certain business units or parts thereof and fundamental changes in corporate activities and structure. The Company is in varying stages of discussions with third parties regarding the possible sales of certain assets and lines of business. An example of actions being taken was a reduction in expenditure levels in the Company's docHarbor business unit late in fiscal 2000 to reduce cash outflows. These reductions were designed to bring costs more in line with anticipated revenue growth as well as to comply with requirements imposed by the Company's senior secured lenders. On January 17, 2001, the Company announced it had entered into a non-binding Letter of Intent to sell 100% of the docHarbor business unit to a large corporate buyer. The transaction is subject to certain approvals, due diligence, negotiation of acceptable terms and conditions of a definitive agreement and satisfaction of required closing conditions. It is expected that Anacomp's Document Solutions business will continue to use docHarbor for its Internet-based document services. Although there can be no assurance the sale will be consummated, it is expected that terms of the sale will be finalized in the second quarter of fiscal 2001. If the sale is not completed, the Company will continue to evaluate its docHarbor business in an effort to preserve cash and meet its other commitments. During the first quarter management has continued to take actions in an effort to improve operating results and cash flows.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 VS. THREE MONTHS ENDED DECEMBER 31, 1999

         GENERAL. Anacomp reported a net loss of $7.7 million for the three months ended December 31, 2000, compared to a net loss of $15.2 million for the three months ended December 31, 1999. EBIT for the first quarter of fiscal 2001 was $3.2 million compared to EBIT loss of $5.4 million for the three months ended December 31, 1999.

         REVENUES. The Company's revenues decreased 19% from $101.8 million for the three months ended December 31, 1999, to $82.1 million for the three months ended December 31, 2000. The decrease was the result of the $17 million decline in COM-related revenues across the Document Solutions and Technical Services business units in addition to a $3 million decrease in digital and renewal revenues across the business units. The Company expects that COM revenues will continue to decline in this fiscal year.

         Document Solutions COM related revenues decreased 21% from the prior year period, from $38.6 million to $30.6 million. Revenue contributed by digital services and products decreased 20% over the prior year period, from $19.9 million to $15.9 million. This decrease was primarily related to fewer digital-related contracts in international operations.

         Technical Services revenues (including results of operations from the former DatagraphiX business unit) decreased from the prior year period, from $42.5 million to $33.2 million. Approximately $5 million of this decline resulted from declining revenues from the COM maintenance business, and an additional approximately $5 million was due to the discontinuance of manufacturing operations in fiscal 2000 combined with the continuing decline in the market for COM systems and supplies. Prior year COM revenues included $1.1 million related to the sale to Kodak of certain COM systems maintenance contracts for Kodak COM systems.

         docHarbor revenues increased $1.5 million versus the prior year period. This was the result of increased revenues from existing customers and new customer orders.

         GROSS MARGINS. The Company's gross margin decreased from $37.6 million (37% of revenues) for the three months ended December 31, 1999, to $28.2 million (34% of revenues) for the three months ended December 31, 2000. The decrease in company-wide gross margins was primarily the result of continued declines in COM-related services and supplies sales.

         Technical Services gross margins (including results of operations from the former DatagraphiX business unit) decreased from 42% to 34% of revenues in the quarter ended December 31, 2000. This was primarily the result of the lower level of revenues in the current-year quarter and the $1.1 million gross margin recorded in December 1999 from the sale to Kodak of certain COM systems maintenance contracts for Kodak COM systems. Document Solutions gross margin increased slightly to 38% of revenues in the quarter ended December 31, 2000, from 36% of revenues in the prior year period. docHarbor gross margins improved from the prior year period as the result of cost reductions and a reduction in infrastructure development implemented at the end of fiscal year 2000.

         ENGINEERING, RESEARCH AND DEVELOPMENT. Engineering, research and development expense decreased from $2.5 million for the three months ended December 31, 1999, to $1.7 million for the three months ended December 31, 2000. This decrease was primarily the result of lower expenses related to the discontinuance of manufacturing operations effective October 1, 2000 and the resulting decrease in support engineering expenses.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses decreased from $23.1 million for the three months ended December 31, 1999, to $20.5 million for the three months ended December 31, 2000. This decrease was primarily the result of cost reduction efforts implemented in the second and third quarters of fiscal 2000, offset in part by increased legal, professional and financial advisory costs.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased 50% from $5.4 million (5% of revenues) for the three months ended December 31, 1999, to $2.7 million (3% of revenues) for the three months ended December 31, 2000. This decrease is primarily the result of the completion of amortization for prior acquisitions and reduced amortization related to impaired intangibles written off in fiscal 2000.

         AMORTIZATION OF REORGANIZATION ASSET. Amortization of reorganization assets was $12 million in the fiscal period ended December 31, 1999. This charge in the first quarter of fiscal year 2000 completed the amortization of the reorganization asset.

         INTEREST EXPENSE. Interest expense increased from $9.6 million for the three months ended December 31, 1999, to $11.1 million for the three months ended December 31, 2000. This increase was the result of a higher level of borrowings at higher interest rates on the revolving credit facility in the current year period.

         PROVISION FOR INCOME TAXES. The provision for income taxes ($387 thousand for the quarter ended December 31, 2000, and $521 thousand for the quarter ended December 31, 1999) related primarily to earnings of certain foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a Facility with a syndicate of banks and Fleet as agent (collectively, "the Bank Group"). The outstanding borrowings under the Facility were $57.6 million at December 31, 2000. The Company is in violation of certain of its financial covenants . During the third quarter of fiscal 2000, the Company reached an agreement with the Bank Group to amend the Facility and to provide Anacomp with a waiver, which was in effect through October 26, 2000, with respect to those covenants of which the Company is in default. On October 26, 2000, the Bank Group declared Anacomp in violation of certain financial covenants of the Facility and the Company entered into a forbearance agreement with the Bank Group to amend the Facility and to delay the exercise of certain rights and remedies provided to the Bank Group under the Facility until February 28, 2001.

         As discussed above, the Company is not in compliance with certain of the covenants and is operating under a forbearance agreement with the Bank Group. Management believes that the Company has been in compliance with the forbearance agreement and has made progress in improving the business operations of the Company. Management believes that the Company's ability to continue to meet the Bank Group's objectives by February 28, 2001, will significantly influence the resolution of the debt issues faced by the Company. The Company and the Bank Group are currently negotiating an extension of the forbearance agreement and an amendment of the existing revolving credit facility.

         Significant provisions of the forbearance agreement are (a) a reduction of the Facility commitment from $75 million to $64.2 million, with commitment reductions of $400,000 on December 15, 2000 and another $400,000 on January 31, 2001; (b) all proceeds of Company asset dispositions must be used to reduce the outstanding borrowings which will also permanently reduce the Facility commitment; (c) the Eurocurrency interest rate option was suspended and the Base Rate (as defined below) interest rate option was increased by 1%, with the accrual of another 1% to be paid in the event that the outstanding borrowings are not reduced by $20 million by February 28, 2001; (d) the maturity date of the Facility was changed from June 15, 2003 to June 15, 2002; (e) the Company may not provide funds to the docHarbor business unit in excess of an agreed-upon budget; (f) the Company may not remit funds to its foreign subsidiaries; and (g) the Company is prohibited from making any payment in satisfaction of the senior subordinated notes (see
Note 5) or any related accrued interest.

         As of February 13, 2001, the Facility commitment, as amended, totaled $63.2 million. The Facility is available for borrowings of up to $57.2 million and for letters of credit of up to $6 million.

         Loans under the Facility bear interest, payable monthly, at the Base Rate plus 1.75% plus accrued interest of another 1% if the outstanding loans are not reduced by $20 million on February 28, 2001. The "Base Rate" for any day means the higher of (i) the corporate base rate of interest announced by Fleet and (ii) the federal funds rate published by the Federal Reserve Bank of New York on the next business day plus 1/2%.

         In the event the Bank Group accelerates payment of Anacomp's outstanding borrowings, the Company's ability to make such payment will be dependent on generating sufficient cash from potential asset sales or obtaining alternate financing (see "Overview"). There can be no assurance that the Company will be able to execute potential asset sales or obtain alternate financing on terms acceptable to the Company, if at all, or in amounts sufficient to satisfy the Company's obligations.

         The Company has outstanding $311 million of publicly traded 10-7/8% Senior Subordinated Notes ("the Notes"). An interest payment on the Notes of approximately $17 million is due semi-annually on October 1 and April 1 of each year. The Company did not make the interest payment that was due on October 1, 2000 and does not expect to make the payment due on April 1, 2001. Fleet provided notice to the trustee of the Notes on October 26, 2000 ("the Notice Date") that the Company was in default of certain covenant provisions in the Facility. Under the provisions of the indenture governing the Notes, due to the default under the Facility, the Company cannot make payments in satisfaction of the Notes or any related accrued interest for 179 days from the Notice Date.

         The Company continues to have discussions with certain of the holders of the Notes and their legal and financial advisors to explore various alternatives to resolve the Company's liquidity situation, including a possible debt restructuring. The Company has engaged Credit Suisse First Boston to serve as advisors regarding financial alternatives with respect to the outstanding Notes. Because of the missed interest payment, which is an event of default, the Notes have been classified as a short-term obligation in the accompanying condensed consolidated balance sheets.

         In the event the Note holders accelerate payment of Anacomp's outstanding Notes, the Company would not have resources available to repay such Notes. Through February 13, 2001, no action has been taken by the Note holders to declare the unpaid principal and interest to be due and payable. There can be no assurance that the Note holders will continue to not declare the Notes and related interest immediately due and payable.

         In an event of acceleration of the Facility or the Notes, it is possible that the Company may be required to seek protection under bankruptcy laws, either voluntarily or involuntarily.

         The significant operating and liquidity issues being experienced by the Company raise substantial doubt about the Company's ability to continue as a going concern. The Company has prepared its financial statements assuming the Company will continue as a going concern. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         Anacomp had negative working capital of $375 million at December 31, 2000, compared to negative working capital of $373 million at September 30, 2000. The working capital deficiency is primarily due to $311 million in Notes, $57.6 million of senior secured revolving credit facility and $26 million of accrued interest payable. Net cash provided by continuing operations was $8.9 million for the three months ended December 31, 2000, compared to net cash used in operations of $8.7 million in the comparable prior year period. The $17.6 million improvement to cash flows from operations from the prior year was primarily the result of the non-payment of $17 million in interest expense on the Company's Notes on October 1, 2000.

         Net cash used in investing activities was $1 million in the current three-month period, compared to cash used in investing activities of $3.6 million in the comparable prior year period. This decrease reflects the Company's emphasis to control its expenditures to maximize liquidity. Expenditures during both periods were primarily for purchases of equipment.

         Net cash provided by financing activities decreased $10.2 million during the three months ended December 31, 2000, from the same period in the prior year. This decrease was principally the result of no borrowings against the Facility in the current year compared to $12 million in borrowings against the Facility in the prior year period.

         The Company's cash balance totaled $22.5 million at December 31, 2000 compared to $14 million at September 30, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Revenues generated outside of the United States, as a percentage of total revenues, were 26% and 32% in the three months ended December 31, 2000 and 1999, respectively. Fluctuations in foreign exchange rates could impact operating results through translation of the Company's subsidiaries' financial statements.

         The Company is exposed to market risks related to fluctuations in interest rates on the $311 million of 10 7/8 % Senior Subordinated Notes outstanding at December 31, 2000. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument. Interest rate risk and resulting changes in fair value should not have an impact on the Company's operating results.

         In November 2000, the Company liquidated its cross currency swap agreements and received $0.8 million in cash. These proceeds have been reflected as a component of accumulated other comprehensive loss in stockholders' equity (deficit) in the Company's December 31, 2000 Condensed Consolidated Balance Sheet.

         The Company's bank revolving credit facility is affected by the general level of U.S. interest rates. The Company had $57.6 million outstanding under its bank line of credit on December 31, 2000. The Company and the Bank Group are currently negotiating an amendment of the existing credit facility. Such re-negotiation could also result in material changes to the interest rates on the Facility. If interest rates were to increase 2%, the Company's annual interest expense would increase approximately $1.2 million based on a $57.6 million outstanding balance.

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

         See the Company's Annual Report on Form 10-K for the period ended September 31, 2000, for a discussion of ACCESS SOLUTIONS INTERNATIONAL, INC. AND MALCOLM G. CHASE VS. ANACOMP, INC. AND EASTMAN KODAK COMPANY.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The Company filed one report on Form 8-K dated November 15, 2000 during the quarter ended December 31, 2000. The report detailed information presented at a meeting with certain holders of the Company's 10 7/8 % senior subordinated notes on November 28, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ANACOMP, INC.




                                             /s/ Linster W. Fox
                                             -------------------
                                             Linster W. Fox
                                             Senior Vice President and
                                             Chief Financial Officer




Date: February 14, 2001