Form 10-Q
period 2001-03-31
ANACOMP INC
filed 2001-05-15
CIK 6260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


      (Mark One)
      [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

      As of April 30, 2001, the number of outstanding shares of the registrant's common stock, $.01 par value per share, was 14,566,198.

                         ANACOMP, INC. AND SUBSIDIARIES

                                      INDEX



  PART I.    FINANCIAL INFORMATION                                 Page
  Item 1.    Financial Statements:

                Condensed Consolidated Balance Sheets at
                   March 31, 2001 and September 30, 2000.......     2

                Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 2001 and 2000..     3

                Condensed Consolidated Statements of Operations
                   Six Months Ended March 31, 2001 and 2000....     4

                Condensed Consolidated Statements of Cash Flows
                   Six Months Ended March 31, 2001 and 2000....     5

                Notes to the Condensed Consolidated Financial       6
                Statements.....................................

  Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.........     13


  Item 3.    Quantitative and Qualitative Disclosures About         18
             Market Risk.......................................


  PART II.   OTHER INFORMATION

  Item 1.    Legal Proceedings.................................     19

  Item 6.    Exhibits and Reports on Form 8-K..................     19

  SIGNATURES...................................................     20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31,      September 30,
(in thousands)                                         2001            2000
                                                   -------------  -------------
                                                   (Unaudited)
Assets
Current assets:
   Cash and cash equivalents.....................   $   28,105    $    13,988
   Accounts and notes receivable, net............       47,670         53,560
   Current portion of long-term receivables, net.        1,534          1,763
   Inventories...................................        6,539          8,297
   Prepaid expenses and other....................        7,361          7,834
                                                   -------------  -------------
Total current assets.............................       91,209         85,442
                                                   -------------  -------------

Property and equipment, net......................       38,465         45,197
Long-term receivables, net of current portion....        1,433          1,864
Goodwill.........................................       91,480         98,427
Other assets.....................................        6,248          7,359
                                                   -------------  -------------
                                                    $  228,835     $  238,289
                                                   =============  =============

Liabilities and Stockholders' Deficit
Current liabilities:
   Senior secured revolving credit facility......   $   57,175     $   57,650
   10-7/8% senior subordinated notes payable.....      311,111        311,272
   Accounts payable..............................       17,431         19,737
   Accrued compensation, benefits and withholdings      14,135         15,239
   Accrued income taxes..........................        3,864          3,638
   Accrued interest..............................       34,276         17,647
   Other accrued liabilities.....................       35,171         33,490
                                                   -------------  -------------
Total current liabilities........................      473,163        458,673
                                                   -------------  -------------

Long-term liabilities............................       10,466         10,542
                                                   -------------  -------------

Stockholders' deficit:
   Preferred stock...............................          ---            ---
   Common stock..................................          146            146
   Additional paid-in capital....................      111,324        111,324
   Accumulated other comprehensive loss..........       (5,887)        (5,402)
   Accumulated deficit...........................     (360,377)      (336,994)
                                                   -------------  -------------
Total stockholders' deficit......................     (254,794)      (230,926)
                                                   -------------  -------------
                                                    $  228,835     $  238,289
                                                   =============  =============

        See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                   -------------------------
(in thousands, except per share amounts)              2001          2000
                                                   -----------  ------------
Revenues:
   Services.....................................    $  61,781    $   68,960
   Equipment and supply sales...................       18,421        35,913
                                                   -----------  ------------
                                                       80,202       104,873
                                                   -----------  ------------
Cost of revenues:
   Services.....................................       39,811        42,574
   Equipment and supply sales...................       13,616        26,153
                                                   -----------  ------------
                                                       53,427        68,727
                                                   -----------  ------------

Gross Profit....................................       26,775        36,146

Costs and expenses:
   Engineering, research and development........        1,810         2,751
   Selling, general and administrative..........       25,752        23,923
   Amortization of intangible assets............        3,226         4,793
   Restructuring charges........................          ---         6,966
                                                   -----------  ------------

Operating loss..................................       (4,013)       (2,287)
                                                   -----------  ------------
Other income (expense):
   Interest income..............................          394           416
   Interest expense and fee amortization........      (11,101)      (10,040)
   Other........................................         (408)         (255)
                                                   -----------  ------------
                                                      (11,115)       (9,879)
                                                   -----------  ------------
Loss before provision for income taxes..........      (15,128)      (12,166)
Provision for income taxes......................          579            29
                                                   -----------  ------------
Net loss........................................    $ (15,707)   $  (12,195)
                                                   ===========  ============

Basic and diluted per share data:
Basic and diluted net loss......................    $   (1.08)   $    (0.85)
                                                   ===========  ============

Shares used in computing basic and diluted net
   loss per share...............................       14,568        14,431
                                                   ===========  ============

        See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Six Months Ended
                                                           March 31,
                                                   -------------------------
(in thousands, except per share amounts)              2001          2000
                                                   -----------  ------------
Revenues:
   Services.....................................    $ 122,396    $  141,491
   Equipment and supply sales...................       39,947        65,206
                                                   -----------  ------------
                                                      162,343       206,697
                                                   -----------  ------------
Cost of revenues:
   Services.....................................       79,016        88,403
   Equipment and supply sales...................       28,371        44,576
                                                   -----------  ------------
                                                      107,387       132,979
                                                   -----------  ------------

Gross Profit....................................       54,956        73,718

Costs and expenses:
   Engineering, research and development........        3,547         5,232
   Selling, general and administrative..........       46,294        47,031
   Amortization of reorganization asset.........          ---        12,003
   Amortization of intangible assets............        5,906        10,167
   Restructuring charges........................          ---         6,966
                                                   -----------  ------------

Operating loss..................................         (791)       (7,681)
                                                   -----------  ------------

Other income (expense):
   Interest income..............................          750           698
   Interest expense and fee amortization........      (22,222)      (19,636)
   Other........................................         (154)         (230)
                                                   -----------  ------------
                                                      (21,626)      (19,168)
                                                   -----------  ------------
Loss before provision for income taxes..........      (22,417)      (26,849)
Provision for income taxes......................          966           550
                                                   -----------  ------------
Net loss........................................    $ (23,383)   $  (27,399)
                                                   ===========  ============

Basic and diluted per share data:
Basic and diluted net loss......................    $   (1.61)   $    (1.90)
                                                   ===========  ============

Shares used in computing basic and diluted net
   loss per share...............................       14,568        14,388
                                                   ===========  ============

        See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Six Months Ended
                                                           March 31,
                                                   -------------------------
(in thousands)                                        2001          2000
                                                   -----------  ------------
Cash flows from operating activities:
   Net loss.....................................   $ (23,383)    $ (27,399)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities:
    Depreciation and amortization...............      16,655        31,754
    Non-cash compensation.......................         ---            10
    Change in assets and liabilities:
      Accounts and other receivables............       6,117         8,061
      Inventories...............................       1,657        (3,942)
      Prepaid expenses and other assets.........        (679)       (3,162)
      Accounts payable, accrued expenses and
        other liabilities.......................        (153)      (15,151)
      Accrued interest..........................      16,629           (81)
                                                   -----------  ------------
       Net cash provided by (used in) operating
         activities.............................      16,843        (9,910)
                                                   -----------  ------------

Net cash used in investing activities:
   Purchases of property, plant and equipment...      (2,880)      (11,476)
                                                   -----------  ------------

Cash flows from financing activities:
   Proceeds from the exercise of options........         ---         2,067
   Proceeds from employee stock purchases.......         ---           510
   Repurchases of common stock..................         ---        (1,600)
   Proceeds from liquidation of currency swap
     contracts..................................         763         3,424
   Principal payments on long-term debt.........         ---          (283)
   (Payments on) proceeds from revolving line
     of credit..................................        (475)       10,000
                                                   -----------  ------------
      Net cash provided by financing activities.         288        14,118
                                                   -----------  ------------
Effect of exchange rate changes on cash.........        (134)       (1,418)
                                                   -----------  ------------
Increase (decrease) in cash and cash equivalents      14,117        (8,686)
Cash and cash equivalents at beginning of period      13,988        11,144
                                                   -----------  ------------
Cash and cash equivalents at end of period......   $  28,105     $   2,458
                                                   ===========  ============

Supplemental Information:
  Cash paid for interest........................   $   3,957     $  18,325
                                                   ===========  ============
  Cash paid for income taxes....................   $     781     $   1,735
                                                   ===========  ============

        See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Company Operations, Financial Restructuring Plan and Going Concern

Company Operations

Anacomp, Inc. ("Anacomp" or the "Company") reported a loss totaling $23.4 million and positive cash flows from operations of $0.2 million (excluding non-payment of accrued interest of $16.6 million) for the first half of fiscal 2001. As of March 31, 2001, the Company has a working capital deficiency of $382 million, including $311 million in senior subordinated notes ("Notes"), and a stockholders' deficit of $255 million. The Company is experiencing significant liquidity issues and is in default of its senior secured revolving credit facility ("Facility") totaling $57.2 million at March 31, 2001. On October 1, 2000 and April 1, 2001, the Company did not make required $17 million interest payments to the holders of the Company's Notes.

Financial Restructuring Plan

As detailed in a preliminary proxy statement filed May 7, 2001 with the Securities and Exchange Commission, the Company intends to launch an exchange offer (the "Exchange Offer") pursuant to which all holders of the $310 million aggregate principle amount of its Notes ("Holders") will be offered the opportunity to exchange their Notes for shares of Anacomp's Common Stock, par value $.01 per share (the "Common Stock"). The Company will also solicit shareholder approval to amend the Company's Articles of Incorporation so as to enact a 3,610.8-for-1 reverse split (the "Reverse Split") of its common stock (the "Charter Amendment"). Upon consummation of the Exchange Offer and Reverse Split, the existing common stockholders of Anacomp will retain a 0.1% interest in the Company's common stock and the exchanging Holders will receive a 99.9% interest. The proposed financial restructuring is designed to enhance Anacomp's economic viability by adjusting the Company's capitalization to reflect currently anticipated revenues. In addition, it seeks to substantially reduce Anacomp's debt-service obligations and create a capital structure that will allow the Company to stabilize its business and operations.

Anacomp has reached an understanding with key representatives of the Holders (the "Ad Hoc Noteholders Committee") representing approximately 51% of the aggregate principal amount of the outstanding Notes, who have agreed to participate in the Exchange Offer. Implementation of the Exchange Offer is contingent, among other things, on 98% of the aggregate principal amount of Notes being tendered for exchange pursuant to the terms of the Exchange Offer and on the Charter Amendment receiving a majority of shares voted at a Special Meeting of Stockholders scheduled to be held at 10 a.m. PDT on June 11, 2001 at 12365 Crosthwaite Circle, Poway, CA.

If the Exchange Offer contingencies are not met, Anacomp intends to effectuate a financial restructuring pursuant to a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code (the "Prepackaged Plan"). Accordingly, acceptances to the Prepackaged Plan will be solicited and obtained from Holders and stockholders prior to filing the Prepackaged Plan with the United States Bankruptcy Court for the Southern District of California. Implementation of the Prepackaged Plan would be dependent upon the receipt of acceptances from Holders of 67% of the outstanding principal amount and a majority in number of Holders voting on the Prepackaged Plan. Each of the members of the Ad Hoc Noteholders Committee has agreed to deliver acceptances in support of the Prepackaged Plan. During the period in which the Exchange Offer is open and Anacomp is seeking the requisite votes and acceptances in support of the Charter Amendment and the Prepackaged Plan, Anacomp anticipates that it will maintain normal and regular trade terms with its suppliers. There can be no assurance that the Company's suppliers will continue to provide normal trade credit or credit on other terms acceptable to the Company, if at all.

Anacomp has also negotiated a new term sheet (the "Term Sheet") to amend and restate its existing Facility between the Company, Fleet National Bank ("Fleet") as agent and its syndicate of lenders (collectively, the "Bank Group"). The agreed upon terms provide for an amendment to the current forbearance and standstill agreement through the date of consummation of the restructuring
(either pursuant to the Exchange Offer or the Prepackaged Plan) and a comprehensive restructuring of Anacomp's obligations under the Facility pursuant to Anacomp and the Bank Group's entrance into an amended and restated credit facility (the "Amended and Restated Facility"). The closing of the Amended and Restated Facility is contingent upon, among other things, consummation of the Exchange Offer or filing and confirmation of the Prepackaged Plan prior to certain dates specified in the Term Sheet.

The maturity date of the Amended and Restated Facility, which would consist of $57.2 million in current outstanding borrowings and $6 million in current outstanding letters of credit, would be extended to at least December 31, 2002. The Term Sheet also outlines various provisions to reduce outstanding borrowings and includes new financial covenants (see Note 4).

On January 17, 2001, the Company announced it had entered into a non-binding Letter of Intent to sell 100% of the docHarbor business unit to a large corporate buyer. The transaction is subject to certain approvals, due diligence, negotiation of acceptable terms and conditions of a definitive agreement and satisfaction of required closing conditions. It is expected that Anacomp's Document Solutions business will continue to use docHarbor's services for its Internet-based document services. Although there can be no assurance the sale will be consummated, it is expected that terms of the sale will be finalized in the third quarter of fiscal 2001. If the sale is not completed, the Company anticipates that it may substantially shut down the operations of docHarbor as currently constituted. Depending upon the ultimate terms of a sale or a substantial shut-down of docHarbor, the Company currently estimates that it may incur a loss, which could be substantial, related to exiting this business. The Company will record such loss in future periods as facts and circumstances dictate. The Company continued to reduce the level of expenditures in its docHarbor business unit during the first half of fiscal 2001 to reduce cash outflows and keep costs in line with expected revenue growth, as well as to comply with requirements imposed by its Facility lenders.

Anacomp has also announced that it intends to sell its European document-management business, Document Solutions International, and has entered into discussions with several interested parties. The Company's International Technical Services business is not affected by this announcement. Based on preliminary information, the Company currently estimates that it will incur a loss, which could be substantial, related to exiting this business. The Company will record such loss in future periods as facts and circumstances dictate.

There can be no assurance that the Company will be able to execute its Exchange Offer, Prepackaged Plan or potential asset sales or the amended and restated Facility. In an event of acceleration of any of the Company's indebtedness, it is possible that the Company may be required to seek protection involuntarily under bankruptcy laws.

Going Concern

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

If the Company effectuates a financial restructuring pursuant to a prepackaged Chapter 11 plan of reorganization the Company would implement the provisions of Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to SOP 90-7, upon emergence from bankruptcy the Company would adopt "Fresh Start" reporting, which would establish a new basis of accounting for the Reorganized Company.

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

Note 3.  Management Estimates and Assumptions

Preparation of the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current available information and actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 4.  Senior Secured Revolving Credit Facility

Outstanding borrowings under the Facility were $57.2 million at March 31, 2001. With the release of the Company's financial results at June 30, 2000, the Company was in violation of certain of its financial covenants (see Note 1). As of May 14, 2001, the Facility commitment totaled $63.2 million and is available for borrowings of up to $57.2 million and for letters of credit of up to $6 million.

Loans under the Facility bear interest, payable monthly, at the Base Rate plus 1.75% plus accrued interest of 1%. The "Base Rate" for any day means the higher of (i) the corporate base rate of interest announced by Fleet and (ii) the federal funds rate published by the Federal Reserve Bank of New York on the next business day plus 1/2%. The accrued interest will be waived by the Bank Group if the financial restructuring plan is completed.

The Facility is secured by virtually all of the Company's assets and 65% of the capital stock of the Company's foreign subsidiaries. The Facility contains covenants relating to limitations on capital expenditures, limitations on additional debt, limitations on open market purchases of the Company's Notes (see Note 5), limitations on open market purchases of the Company's common stock, limitations on mergers and acquisitions, limitations on liens, minimum EBITDA requirements, minimum interest coverage ratios and minimum leverage ratios. The Company has been operating under the terms of a forbearance agreement since October 26, 2000.

In the event the Bank Group accelerates payment of Anacomp's outstanding borrowings, the Company's ability to make such payment will be dependent on generating sufficient cash from potential asset sales or obtaining alternate financing. There can be no assurance that the Company will be able to execute potential asset sales or obtain alternate financing on terms acceptable to the Company, if at all, or in amounts sufficient to satisfy the Company's obligations.

In May 2001, the Company and the Bank Group negotiated a new term sheet regarding the Facility. As a pre-condition to the agreement, the Company will effectuate a financial restructuring pursuant to an out-of-court settlement or a pre-packaged Chapter 11 plan of reorganization. If a pre-packaged plan is utilized, the plan shall be in form and substance reasonably satisfactory to the Bank Group. The Facility must be finalized no later than June 30, 2001, if the restructuring is effectuated pursuant to the out-of-court restructuring, or September 30, 2001, if the restructuring is effectuated pursuant to the pre-packaged plan. The Company must make a payment in the amount of $1 million on June 30, 2001, if the Company's cash balance is no less than $10 million or on the first date thereafter that the Company's cash balance is no less than such amount, but in any event payment shall not be later than August 31, 2001.

The proposed Facility includes a $63.2 million limit, with a $57.2 million sublimit for direct borrowing and a $6 million letter of credit sublimit. The facility would terminate on December 31, 2003 if the Company sells the docHarbor business unit prior to September 30, 2001. If such sale does not occur by that date, the Facility terminates on December 31, 2002.

The proposed Facility would be available for new loans up to a Formula Borrowing Base ("FBB") when direct borrowings are reduced below the FBB. The FBB shall equal an amount up to 80% of Eligible Accounts which include U.S. and Canadian Accounts Receivable.

Loans under the proposed Facility shall bear interest at the Base Rate equal to the higher of (a) the annual rate of interest announced from time to time by Fleet as its best rate and (b) one-half of one percent above the Federal Funds Effective Rate, for the portion of the Facility equal to the FBB. The rate of interest will be three percentage points higher than the Base Rate for the Facility balance outstanding in excess of the FBB. Interest will be due and payable monthly in arrears.

Upon the closing of the sale of docHarbor, the Company will be required to make a payment in the amount of the net proceeds to the Bank Group to permanently reduce the Facility. If the payment is less than $8 million, the Company must make an additional payment such that the total reduction is $8 million.

If the Company completes the sale of docHarbor by July 31, 2001, at the end of each quarter thereafter until June 2002, the Company will be required to make a payment of $2 million to reduce the Facility. After June 2002, the Company will be required to make a quarterly payment of $3 million per quarter until the direct borrowings are less than the FBB. In no event shall the Total Commitment exceed $42 million or the direct borrowings exceed $36 million after June 30, 2002.

If docHarbor is not sold by July 31, 2001, the Company is required to make a $2 million payment at the end of September 2001 and December 2001 and the facility balance outstanding cannot exceed $38 million at the end of March 2002.

Note 5.  Senior Subordinated Notes

The Company has outstanding $311 million of publicly traded 10-7/8% Senior Subordinated Notes (see Note 1). An interest payment on the Notes of approximately $17 million is due semi-annually on October 1 and April 1 of each year. The Company did not make the $17 million interest payments that were due on October 1, 2000 and April 1, 2001.

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

Note 6. Restructuring Activities

In prior fiscal periods, the Company recorded restructuring charges for a reorganization of its workforce in the United States and Europe along its three lines of business, reorganized parts of its corporate staff, and phased out its manufacturing operations.

The following table displays the activity and balances of the restructuring reserve account from September 30, 2000 to March 31, 2001 (in thousands):

                              September 30,                   March 31,
                                  2000                          2001
       Type of Cost             Balance        Payments        Balance
---------------------------  --------------  -------------  ---------------
                                                              (unaudited)
Employee separations.......   $   3,224       $  (2,077)      $   1,147
Facility closing...........       1,821            (283)          1,538
Contract obligations.......       1,100            (311)            789
Other......................       1,380            (427)            953
                             --------------  -------------  ---------------
                              $   7,525       $  (3,098)      $   4,427
                             --------------  -------------  ---------------

The remaining liability of $4.4 million is included as "Other accrued liabilities" on the March 31, 2001 condensed consolidated balance sheet. As the Company continues to develop, refine and implement its plans, it is anticipated that additional restructuring charges could be incurred in the near term. Additionally, certain courses of action may be taken that could result in impairments of goodwill or other Company assets.

Note 7.  Inventories

Inventories consist of the following:
(in thousands)

                                                    March 31,    September 30,
                                                  ------------  --------------
                                                      2001           2000
                                                  ------------  --------------
                                                  (unaudited)
Finished goods, including purchased film......    $   6,408      $   7,717
Work in process...............................           14             66
Raw materials and supplies....................          117            514
                                                  ------------  --------------
                                                  $   6,539      $   8,297
                                                  ============  ==============

Note 8.  Hedging

The Company has in the past entered into currency swap agreements that hedge the U.S. Dollar value of the Company's investment in the net assets of certain foreign subsidiaries. In November 2000, the Company terminated a currency swap agreement and received $0.8 million in cash proceeds. These proceeds have been reflected as a component of accumulated other comprehensive loss in stockholders' deficit. At March 31, 2001, the Company does not have any currency swap agreements outstanding.

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

Note 11.  Operating Segments

Anacomp's business is focused in the document management industry. The Company manages its business through three operating units: docHarborSM, an application service provider ("ASP"), which provides Internet-based document-management services; Document Solutions, which provides document-management outsource services; and Technical Services, which provides equipment maintenance services for Anacomp and third-party manufactured products and provides COM systems and micrographic supplies. Effective October 1, 2000, the Company discontinued its manufacturing operations for DatagraphiX and merged the remainder of DatagraphiX's operations into Technical Services. Results for DatagraphiX previously reported separately have been combined with Technical Services.

Management evaluates operating unit performance based upon earnings before interest, other income, reorganization items, asset impairment and restructuring charges, taxes, depreciation and amortization, and extraordinary items (referred to as "EBITDA"). The excluded costs are managed at the Corporate level and not in the operating units.

Information about the Company's operations by operating segments are as follows:

As of and for the Three Months Ended March 31,

 (in thousands)      docHarbor   Document    Technical
                                 Solutions   Services    Corporate  Consolidated
--------------------------------------------------------------------------------
2001
Digital/renewal
 revenue             $  1,830    $16,566     $  5,519    $    ---   $  23,915
COM revenue               ---     30,375       25,912         ---      56,287
Intercompany revenue      ---        ---        2,673      (2,673)        ---
                     -----------------------------------------------------------
Total revenue           1,830     46,941       34,104      (2,673)     80,202
EBITDA                 (3,361)    11,060        8,086     (11,869)      3,916

2000
Digital/renewal
 revenue             $    949    $18,253     $ 13,536    $    ---   $  32,738
COM revenue               ---     38,486       33,649         ---      72,135
Intercompany revenue      ---        ---        3,188      (3,188)        ---
                     -----------------------------------------------------------
 Total revenue            949     56,739       50,373      (3,188)    104,873
 EBITDA                (6,762)    14,090       11,315      (4,339)     14,304


As of and for the Six Months Ended March 31,

 (in thousands)      docHarbor   Document    Technical
                                 Solutions   Services    Corporate  Consolidated
--------------------------------------------------------------------------------
2001
Digital/renewal
 revenue             $  4,234    $32,468     $ 10,606    $    ---   $  47,308
COM revenue               ---     60,980       54,055         ---     115,035
Intercompany revenue      ---        ---        5,565      (5,565)        ---
                     -----------------------------------------------------------
Total revenue           4,234     93,448       70,226      (5,565)    162,343
EBITDA                 (6,194)    21,455       18,027     (18,127)     15,161

2000
Digital/renewal
 revenue             $  1,812    $38,108     $ 18,994    $    ---   $  58,914
COM revenue               ---     77,091       70,692         ---     147,783
Intercompany revenue      ---        ---        6,465      (6,465)        ---
                     -----------------------------------------------------------
Total revenue           1,812    115,199       96,151      (6,465)    206,697
EBITDA                (12,045)    28,239       24,224      (9,328)     31,090

Note 12.  Litigation Settlement

On August 29, 1997, Access Solutions International, Inc. ("ASI") filed a complaint for patent infringement in the U.S. District Court, District of Rhode Island against Data/Ware, of which Anacomp is the successor by merger, and the Eastman Kodak Company. On April 20, 2001, management settled this matter through the execution of an agreement, the terms of which are confidential, among Anacomp, ASI and other parties. Accordingly, the Company recorded a $5.4 million charge related to this matter in the second quarter of fiscal 2001.

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

Overview

      Anacomp's revenues, operating results, cash flows and liquidity in the first half of fiscal 2001 continue to be negatively impacted by a number of factors, including a decline in the Company's COM business, restructuring and reorganization of certain of its operations, and negative cash flows related to the docHarbor business unit.

      Anacomp, Inc. ("Anacomp" or the "Company") reported a loss totaling $23.4 million and positive cash flows from operations of $0.2 million (excluding non-payment of accrued interest of $16.6 million) for the first half of fiscal 2001. As of March 31, 2001, the Company has a working capital deficiency of $382 million, including $311 million in senior subordinated notes ("Notes"), and a stockholders' deficit of $255 million. The Company is experiencing significant liquidity issues and is in default of its senior secured revolving credit facility ("Facility") totaling $57.2 million at March 31, 2001. On October 1, 2000 and April 1, 2001, the Company did not make required $17 million interest payments to the holders of the Company's Notes.

     On January 17, 2001, the Company announced it had entered into a non-binding Letter of Intent to sell 100% of the docHarbor business unit to a large corporate buyer. The transaction is subject to certain approvals, due diligence, negotiation of acceptable terms and conditions of a definitive agreement and satisfaction of required closing conditions. It is expected that Anacomp's Document Solutions business will continue to use docHarbor's services for its Internet-based document services. Although there can be no assurance the sale will be consummated, it is expected that terms of the sale will be finalized in the third quarter of fiscal 2001. If the sale is not completed, the Company anticipates that it will substantially shut down the operations of docHarbor as currently constituted. Depending upon the ultimate terms of a sale or a substantial shut-down of docHarbor, the Company currently estimates that it will incur a loss, which could be substantial, related to exiting this business. The Company will record such loss in future periods as facts and circumstances dictate. The Company continued to reduce the level of expenditure in its docHarbor business unit during the first half of fiscal 2001 to reduce cash outflows and keep costs in line with expected revenue growth, as well as to comply with requirements imposed by its Facility lenders.

     Anacomp has also announced that it intends to sell its European document-management business, Document Solutions International, and has entered into discussions with several interested parties. The company's International Technical Services business is not affected by this announcement. Based on preliminary information, the Company currently estimates that it will incur a loss, which could be substantial, related to exiting this business. The Company will record such losses in future periods as facts and circumstances dictate.

Results of Operations

Three Months Ended March 31, 2001 vs. Three Months Ended March 31, 2000

      General. Anacomp reported a net loss of $15.7 million for the three months ended March 31, 2001, compared to a net loss of $12.2 million for the three months ended March 31, 2000. EBITDA for the three months ended March 31, 2001 was $3.9 million compared to EBITDA of $14.3 million for the three months ended March 31, 2000.

      Revenues. The Company's revenues decreased 24% from $104.9 million for the three months ended March 31, 2000, to $80.2 million for the three months ended March 31, 2001. The decrease was the result of a $16 million decline in COM-related revenues in addition to a $9 million decrease in digital and renewal revenues. The Company expects that COM revenues will continue to decline during the remainder of this fiscal year.

      Document Solutions COM related revenues decreased 21% from the prior year period, from $38.5 million to $30.4 million. Revenue contributed by digital services and products decreased 9% compared to the prior year period, from $18.3 million to $16.6 million. Domestic digital revenues increased slightly; however, international digital revenues decreased $2.3 million, or 27%, from the prior year period.

      Technical Services revenues (including results of operations from the former DatagraphiX business unit) decreased from the prior year period, from $47.2 million to $31.4 million. This was primarily due to the discontinuance of manufacturing operations in fiscal 2000 combined with the continuing decline in the market for COM systems and supplies.

      docHarbor revenues increased $0.8 million versus the prior year period. This was the result of increased revenues from existing customers and new customer orders.

      Gross Margins. The Company's gross margin decreased from $36.1 million (35% of revenues) for the three months ended March 31, 2000, to $26.8 million (33% of revenues) for the three months ended March 31, 2001.

      Technical Services gross margins (including results of operations from the former DatagraphiX business unit) decreased from 34% to 31% of revenues in the quarter ended March 31, 2001. Document Solutions gross margin, at 39%, remained substantially unchanged from the prior year period. The decrease in Technical Services gross margin was primarily the result of continued declines in COM-related services and supplies sales. docHarbor gross margin improved from the prior year period as the result of cost reductions and a reduction in infrastructure development implemented at the end of fiscal year 2000.

      Engineering, Research and Development. Engineering, research and development expense decreased from $2.8 million for the three months ended March 31, 2000, to $1.8 million for the three months ended March 31, 2001. This decrease was primarily the result of lower expenses due to the discontinuance of manufacturing operations effective October 1, 2000 and the resulting decrease in support engineering expenses.

      Selling, general and administrative. Selling, general and administrative (SG&A) expenses increased from $23.9 million for the three months ended March 31, 2000, to $25.8 million for the three months ended March 31, 2001. This increase was primarily the result of $6.9 million in charges taken in the current year period related to settlement of certain litigation matters and legal, professional and financial advisory costs related to the restructuring of the Company's Notes. This increase was offset in part by cost reduction efforts implemented in the second and third quarters of fiscal 2000.

      Amortization of intangible assets. Amortization of intangible assets decreased 33% from $4.8 million (5% of revenues) for the three months ended March 31, 2000, to $3.2 million (4% of revenues) for the three months ended March 31, 2001. This decrease is primarily the result of the completion of amortization for prior acquisitions and reduced amortization related to impaired intangibles written off in fiscal 2000.

      Interest Expense. Interest expense increased from $10.0 million for the three months ended March 31, 2000, to $11.1 million for the three months ended March 31, 2001. This increase was the result of a higher level of borrowings on the revolving credit facility in the current year and higher interest rates in the current period charged against the balance under terms of the forbearance agreement.

      Provision for Income Taxes. The provision for income taxes ($579 thousand for the quarter ended March 31, 2001, and $29 thousand for the quarter ended March 31, 2000) related primarily to earnings of certain foreign subsidiaries.

Six Months Ended March 31, 2001 vs. Six Months Ended March 31, 2000

      General. Anacomp reported a net loss of $23.4 million for the six months ended March 31, 2001, compared to a net loss of $27.4 million for the six months ended March 31, 2000. EBITDA for the first half of fiscal 2001 was $15.2 million compared to EBITDA of $31.1 million for the six months ended March 31, 2000.

      Revenues. The Company's revenues decreased 22% from $206.7 million for the six months ended March 31, 2000, to $162.3 million for the six months ended March 31, 2001. The decrease was the result of a $32.7 million decline in COM-related revenues in addition to a $11.6 million decrease in digital and renewal revenues. The Company expects that COM revenues will continue to decline during the remainder of this fiscal year.

      Document Solutions COM-related revenues decreased 21% from the prior year period, from $77.1 million to $61.0 million. Revenue contributed by digital services and products decreased 15% compared to the prior year period, from $38.1 million to $32.5 million. Domestic digital revenues increased $1.4 million, or 8%, compared to the prior year period; however, international digital revenues decreased $7.0 million, or 36%, from the prior year period.

      Technical Services revenues (including results of operations from the former DatagraphiX business unit) decreased from the prior year period, from $89.7 million to $64.7 million. This was primarily due to the discontinuance of manufacturing operations in fiscal 2000 combined with the continuing decline in the market for COM systems and supplies.

      docHarbor revenues increased $2.4 million versus the prior year period. This was the result of increased revenues from existing customers and new customer orders.

      Gross Margins. The Company's gross margin decreased from $73.7 million (36% of revenues) for the six months ended March 31, 2000, to $55.0 million (34% of revenues) for the six months ended March 31, 2001.

      Technical Services gross margins (including results of operations from the former DatagraphiX business unit) decreased from 38% to 33% of revenues in the six months ended March 31, 2001. Document Solutions gross margin, at 38%, remained substantially unchanged from the prior year period. The decrease in Technical Services gross margin was primarily the result of continued declines in COM-related services and supplies sales. docHarbor gross margin improved from the prior year period as the result of cost reductions and a reduction in infrastructure development implemented at the end of fiscal year 2000.

      Engineering, Research and Development. Engineering, research and development expense decreased from $5.2 million for the six months ended March 31, 2000, to $3.5 million for the six months ended March 31, 2001. This decrease was primarily the result of lower expenses related to the discontinuance of manufacturing operations effective October 1, 2000 and the resulting decrease in support engineering expenses.

      Selling, general and administrative. Selling, general and administrative (SG&A) expenses decreased from $47.0 million for the six months ended March 31, 2000, to $46.3 million for the six months ended March 31, 2001. This overall decrease was the result of cost reduction efforts implemented in the second and third quarters of fiscal 2000, offset by the total $8.4 million cost of litigation settlements and legal, professional and advisory costs related to the restructuring of the Company's Notes.

      Amortization of intangible assets. Amortization of intangible assets decreased 42% from $10.2 million (5% of revenues) for the six months ended March 31, 2000, to $5.9 million (4% of revenues) for the six months ended March 31, 2001. This decrease is primarily the result of the completion of amortization for certain acquisitions and reduced amortization resulting from impaired intangibles written off in fiscal 2000.

      Interest Expense. Interest expense increased from $19.6 million for the six months ended March 31, 2000, to $22.2 million for the six months ended March 31, 2001. This increase was the result of a higher level of borrowings on the revolving credit facility in fiscal year 2001 and higher interest rates in the current period charged against the balance under terms of the forbearance agreement.

      Provision for Income Taxes. The provision for income taxes ($966 thousand for the six months ended March 31, 2001, and $550 thousand for the six months ended March 31, 2000) related primarily to earnings of certain foreign subsidiaries.

Liquidity and Capital Resources

     As detailed in a preliminary proxy statement filed May 7, 2001 with the Securities and Exchange Commission, the Company intends to launch an exchange offer (the "Exchange Offer") pursuant to which all holders of the $310 million aggregate principle amount of its Notes ("Holders") will be offered the opportunity to exchange their Notes for shares of Anacomp's Common Stock, par value $.01 per share (the "Common Stock"). The Company will also solicit shareholder approval to amend the Company's Articles of Incorporation so as to enact a 3,610.8-for-1 reverse split (the "Reverse Split") of its common stock (the "Charter Amendment"). Upon consummation of the Exchange Offer and Reverse Split, the existing common stockholders of Anacomp will retain a 0.1% interest in the Company's common stock and the exchanging Holders will receive a 99.9% interest. The proposed financial restructuring is designed to enhance Anacomp's economic viability by adjusting the Company's capitalization to reflect currently anticipated revenues. In addition, it seeks to substantially reduce Anacomp's debt-service obligations and create a capital structure that will allow the Company to stabilize its business and operations.

     Anacomp has reached an understanding with key representatives of the Holders (the "Ad Hoc Noteholders Committee") representing approximately 51% of the aggregate principal amount of the outstanding Notes who have agreed to participate in the Exchange Offer. Implementation of the Exchange Offer is contingent, among other things, on 98% of the aggregate principal amount of Notes being tendered for exchange pursuant to the terms of the Exchange Offer and on the Charter Amendment receiving a majority of shares voted at a Special Meeting of Stockholders scheduled to be held at 10 a.m. PDT on June 11, 2001 at 12365 Crosthwaite Circle, Poway, CA.

     If the Exchange Offer contingencies are not met, Anacomp intends to effectuate a financial restructuring pursuant to a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code (the "Prepackaged Plan"). Accordingly, acceptances to the Prepackaged Plan will be solicited and obtained from Holders and stockholders prior to filing the Prepackaged Plan with the United States Bankruptcy Court for the Southern Districk of California. Implementation of the Prepackaged Plan would be dependent upon the receipt of acceptances from Holders of 67% of the outstanding principal amount and a majority in number of Holders voting on the Prepackaged Plan. Each of the members of the Ad Hoc Noteholders Committee has agreed to deliver acceptances in support of the Prepackaged Plan. During this period in which the Exchange Offer is open and Anacomp is seeking the requisite votes and acceptances in support of the Charter Amendment and the Prepackaged Plan, Anacomp anticipates that it will maintain normal and regular trade terms with its suppliers. There can be no assurance that the Company's suppliers will continue to provide normal trade credit or credit on other terms acceptable to the Company, if at all.

     Anacomp has also negotiated a new term sheet (the "Term Sheet") to amend and restate its existing Facility between the Company, Fleet National Bank ("Fleet") as agent and its syndicate of lenders (collectively, the "Bank Group"). The agreed upon terms provide for an amendment to the current forbearance and standstill agreement through the date of consummation of the restructuring (either pursuant to the Exchange Offer or the Prepackaged Plan) and a comprehensive restructuring of Anacomp's obligations under the Facility pursuant to Anacomp and the Bank Group's entrance into an amended and restated credit facility (The "Amended and Restated Facility"). The closing of the Amended and Restated Facility is contingent upon, among other things, consummation of the Exchange Offer or filing and confirmation of the Prepackaged Plan prior to certain dates specified in the Term Sheet.

     The maturity date of the Amended and Restated Facility, which would consist of $57.2 million in current outstanding borrowings and $6 million in current outstanding letters of credit, would be extended to at least December 31, 2002. The Term Sheet also outlines various provisions to reduce outstanding borrowings and includes several new financial covenants (see Note 4 to the Condensed Consolidated Financial Statements contained herein).

      There can be no assurance that the Company will be able to execute its Exchange Offer, Prepackaged Plan or potential asset sales or the amended and restated Facility. In an event of acceleration of any of the Company's indebtedness, it is possible that the Company may be required to seek protection involuntarily under bankruptcy laws.

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

      Anacomp had negative working capital of $382 million at March 31, 2001, compared to negative working capital of $373 million at September 30, 2000. The working capital deficiency is primarily due to $311 million in Notes, $57.2 million of senior secured revolving credit facility and $34 million of accrued interest payable. Net cash provided by continuing operations was $0.2 million (excluding non-payment of accrued interest of $16.6 million) for the six months ended March 31, 2001, compared to net cash used in operations of $9.9 million in the comparable prior year period. The $26.7 million improvement to cash flows from operations from the prior year was primarily the result of the non-payment of $34 million in interest expense on the Company's Notes on October 1, 2000 and April 1, 2001.

      Net cash used in investing activities was $2.9 million in the current six-month period, compared to cash used in investing activities of $11.5 million in the comparable prior year period. This decrease reflects the Company's emphasis to control its expenditures to maximize liquidity. Expenditures in fiscal year 2000 were primarily for the development of infrastructure for docHarbor. Current year expenditures were primarily for purchases of equipment.

      Net cash provided by financing activities decreased $13.8 million during the six months ended March 31, 2001, from the same period in the prior year. This decrease was principally the result of no borrowings against the Facility in the current year.

      The Company's cash balance totaled $28.1 million at March 31, 2001 compared to $14 million at September 30, 2000.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Revenues generated outside of the United States, as a percentage of total revenues, were 27% and 30% in the six months ended March 31, 2001 and 2000, respectively. Fluctuations in foreign exchange rates could impact operating results through translation of the Company's subsidiaries' financial statements.

      The Company is exposed to market risks related to fluctuations in interest rates on the $311 million of 10 7/8 % Senior Subordinated Notes outstanding at March 31, 2001. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument. Interest rate risk and resulting changes in fair value should not have an impact on the Company's operating results.

      In November 2000, the Company liquidated a cross currency swap agreement and received $0.8 million in cash. These proceeds have been reflected as a component of accumulated other comprehensive loss in stockholders' deficit in the Company's March 31, 2001 Condensed Consolidated Balance Sheet.

      The Company's bank revolving credit facility is affected by the general level of U.S. interest rates. The Company had $57.2 million outstanding under its bank line of credit on March 31, 2001. If interest rates were to increase 2%, the Company's annual interest expense would increase approximately $1.1 million based on a $57.2 million outstanding balance.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

     On August 29, 1997, Access Solutions International, Inc. ("ASI") filed a complaint for patent infringement in the U.S. District Court, District of Rhode Island against Data/Ware, of which Anacomp is the successor by merger, and the Eastman Kodak Company. On April 20, 2001, management settled this matter through the execution of an agreement, the terms of which are confidential, among Anacomp, ASI and other parties. Accordingly, the Company recorded a $5.4 million charge related to this matter in the second quarter of fiscal year 2001.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit 3.1 - Amended and Restated Articles of Incorporation of the Company as of February 8, 1999.

     Exhibit 3.2 - Amended and Restated Bylaws of the Company as of February 9, 1998.

(b) The Company filed no reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ANACOMP, INC.




                                                /s/ Linster W. Fox
                                                -------------------------
                                                Linster W. Fox
                                                Senior Vice President and
                                                  Chief Financial Officer




Date: May 14, 2001