Form 10-Q
period 2001-06-30
ANACOMP INC
filed 2001-08-14
CIK 6260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


        (Mark One)
        [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

     As of July 31, 2001, the number of outstanding shares of the registrant's common stock, $.01 par value per share, was 14,566,198.

                         ANACOMP, INC. AND SUBSIDIARIES

                                      INDEX


  PART I.       FINANCIAL INFORMATION                                            Page
  Item 1.       Financial Statements:

                   Condensed Consolidated Balance Sheets at
                        June 30, 2001 and September 30, 2000................       2

                   Condensed Consolidated Statements of Operations
                        Three Months Ended June 30, 2001 and 2000...........       3

                   Condensed Consolidated Statements of Operations
                        Nine Months Ended June 30, 2001 and 2000............       4

                   Condensed Consolidated Statements of Cash Flows
                        Nine Months Ended June 30, 2001 and 2000............       5

                   Notes to the Condensed Consolidated Financial Statements.       6

  Item 2.       Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.................      15


  Item 3.       Quantitative and Qualitative Disclosures About Market Risk..      21


  PART II.      OTHER INFORMATION

  Item 1.       Legal Proceedings...........................................      22

  Item 3.       Defaults Upon Senior Securities.............................      22

  Item 6.       Exhibits and Reports on Form 8-K............................      22

  SIGNATURES................................................................      23

                                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  ANACOMP, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 June 30,       September 30,
(in thousands)                                                     2001             2000
                                                              ---------------  ---------------
Assets                                                          (Unaudited)
Current assets:
   Cash and cash equivalents...............................    $     23,569     $     13,988
   Accounts and notes receivable, net......................          44,006           53,560
   Current portion of long-term receivables, net...........           1,367            1,763
   Inventories.............................................           6,832            8,297
   Prepaid expenses and other..............................           5,054            7,834
                                                              ---------------  ---------------
Total current assets.......................................          80,828           85,442

Property and equipment, net................................          34,945           45,197
Long-term receivables, net of current portion..............           1,275            1,864
Goodwill...................................................          88,882           98,427
Other assets...............................................           5,834            7,359
                                                              ---------------  ---------------
                                                               $    211,764     $    238,289
                                                              ===============  ===============
Liabilities and Stockholders' Deficit
Current liabilities:
   Senior secured revolving credit facility................    $     56,075     $     57,650
   10-7/8% senior subordinated notes payable...............         311,027          311,272
   Accounts payable........................................          16,233           19,737
   Accrued compensation, benefits and withholdings.........          16,066           15,239
   Accrued income taxes....................................           3,244            3,638
   Accrued interest........................................          42,587           17,647
   Other accrued liabilities...............................          23,933           33,490
                                                              ---------------  ---------------
Total current liabilities..................................         469,165          458,673
                                                              ===============  ===============

Long-term liabilities:
   Other long-term liabilities.............................          10,427           10,542
                                                              ---------------  ---------------

Stockholders' deficit:
   Preferred stock.........................................             ---              ---
   Common stock............................................             146              146
   Additional paid-in capital..............................         111,324          111,324
   Accumulated other comprehensive loss....................          (6,168)          (5,402)
   Accumulated deficit.....................................        (373,130)        (336,994)
                                                              ---------------  ---------------
Total stockholders' deficit................................        (267,828)        (230,926)
                                                              ---------------  ---------------
                                                               $    211,764          238,289
                                                              ===============  ===============

        See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        June 30,
                                                              --------------------------------
(in thousands, except per share amounts)                           2001             2000
                                                              ---------------  ---------------
Revenues:
   Services...............................................    $   57,395        $  64,119
   Equipment and supply sales.............................        15,633           24,770
                                                              ---------------  ---------------
                                                                  73,028           88,889
                                                              ---------------  ---------------
Cost of revenues:
   Services...............................................        38,610            41,311
   Equipment and supply sales.............................        11,796            30,159
                                                              ---------------  ---------------
                                                                  50,406            71,470
                                                              ---------------  ---------------

Gross Profit..............................................        22,622            17,419

Costs and expenses:
   Engineering, research and development..................         2,032             2,483
   Selling, general and administrative....................        20,347            27,854
   Amortization of intangible assets......................         2,911             4,636
   Restructuring (credits) charges........................        (1,207)            7,641
   Asset impairment charges...............................           ---             5,671
                                                              ---------------  ---------------

Operating loss from continuing operations.................        (1,461)          (30,866)
                                                              ---------------  ---------------

Other income (expense):
   Interest income........................................           283               196
   Interest expense and fee amortization..................       (10,843)          (10,271)
   Other..................................................          (523)             (257)
                                                              ---------------  ---------------
                                                                 (11,083)          (10,332)
                                                              ---------------  ---------------
Loss from continuing operations before income taxes.......       (12,544)          (41,198)
Provision for income taxes................................           209               224
                                                              ---------------  ---------------
Loss from continuing operations...........................       (12,753)          (41,422)
Loss from discontinued operations.........................           ---            (1,636)
                                                              ---------------  ---------------
Net loss..................................................    $   (12,753)      $  (43,058)
                                                              ===============  ===============

Basic and diluted per share data:
Loss from continuing operations...........................    $     (0.88)      $    (2.85)
Loss from discontinued operations, net of taxes...........           ---             (0.11)
                                                              ---------------  ---------------
Basic and diluted net loss................................    $     (0.88)      $    (2.96)
                                                              ===============  ===============

Shares used in computing basic and diluted net loss per
   share..................................................         14,566           14,536
                                                              ===============  ===============

        See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                          June 30,
                                                              --------------------------------
(in thousands, except per share amounts)                           2001             2000
                                                              ---------------  ---------------
Revenues:
   Services...............................................    $  179,791        $  205,610
   Equipment and supply sales.............................        55,581            89,976
                                                              ---------------  ---------------
                                                                 235,372           295,586
                                                              ---------------  ---------------
Cost of revenues:
   Services...............................................       117,626           129,714
   Equipment and supply sales.............................        40,167            74,735
                                                              ---------------  ---------------
                                                                 157,793           204,449
                                                              ---------------  ---------------

Gross Profit..............................................        77,579            91,137

Costs and expenses:
   Engineering, research and development..................         5,580             7,715
   Selling, general and administrative....................        66,641            74,885
   Amortization of reorganization asset...................           ---            12,003
   Amortization of intangible assets......................         8,818            14,803
   Restructuring (credits) charges........................        (1,207)           14,607
   Asset impairment charges...............................           ---             5,671
                                                              ---------------  ---------------
Operating loss from continuing operations.................        (2,253)          (38,547)
                                                              ---------------  ---------------

Other income (expense):
   Interest income........................................         1,033               894
   Interest expense and fee amortization..................       (33,065)          (29,907)
   Other..................................................          (676)             (487)
                                                              ---------------  ---------------
                                                                 (32,708)          (29,500)
                                                              ---------------  ---------------
Loss from continuing operations before income taxes.......       (34,961)          (68,047)
Provision for income taxes................................         1,175               774
                                                              ---------------  ---------------
Loss from continuing operations...........................       (36,136)          (68,821)
Loss from discontinued operations.........................           ---            (1,636)
                                                              ---------------  ---------------
Net loss..................................................    $  (36,136)      $   (70,457)
                                                              ===============  ===============

Basic and diluted per share data:
Loss from continuing operations...........................    $    (2.48)       $    (4.77)
Loss from discontinued operations, net of taxes...........           ---             (0.11)
                                                              ---------------  ---------------
Basic and diluted net loss................................    $    (2.48)       $    (4.88)
                                                              ===============  ===============

Shares used in computing basic and diluted net loss per
   share..................................................        14,566        $   14,438
                                                              ===============  ===============

        See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Nine Months Ended
                                                                         June 30,
                                                              --------------------------------
(in thousands)                                                     2001             2000
                                                              ---------------  ---------------
Cash flows from operating activities:
   Net loss...............................................    $  (36,136)       $ (70,457)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
     Loss on sale of discontinued operations..............           ---            1,636
     Asset impairment charges.............................           ---            5,671
     Depreciation and amortization........................        23,732           41,550
     Amortization of debt fees, premiums, and discounts...         1,050              945
     Non-cash legal settlement charge.....................         1,502              ---
     Non-cash compensation................................           ---               34
     Write down of inventories............................           ---            9,031
     Change in assets and liabilities:
       Accounts and other receivables.....................        10,033           16,760
       Inventories........................................         1,337           (4,081)
       Prepaid expenses and other assets..................         1,067            1,518
       Accounts payable, accrued expenses and other
         liabilities......................................       (12,870)         (26,944)
       Accrued interest...................................        24,940           (8,547)
                                                              ---------------  ---------------
        Net cash provided by (used in) operating
           activities.....................................        14,655          (32,884)
                                                              ---------------  ---------------
Cash flows from investing activities:
   Purchases of property, plant and equipment.............        (3,992)         (15,502)
   Payments to acquire companies and customer rights......           ---           (1,833)
                                                              ---------------  ---------------
        Net cash used in investing activities.............        (3,992)         (17,335)
                                                              ---------------  ---------------
Cash flows from financing activities:
   Proceeds from the exercise of options..................           ---            2,530
   Proceeds from employee stock purchases.................           ---              510
   Repurchases of common stock............................           ---           (1,599)
   Proceeds from liquidation of currency swap contracts...           763            3,424
   Principal payments on long-term debt...................           ---           (1,083)
   Net proceeds from revolving line of credit.............           ---           42,500
   Principal payments on revolving line of credit.........        (1,575)             ---
                                                              ---------------  ---------------
        Net cash (used in) provided by financing
           activities.....................................          (812)          46,282
                                                              ---------------  ---------------
Effect of exchange rate changes on cash...................          (270)          (1,444)
                                                              ---------------  ---------------
Increase (decrease) in cash and cash equivalents..........         9,581           (5,381)
Cash and cash equivalents at beginning of period..........        13,988           11,144
                                                              ---------------  ---------------
Cash and cash equivalents at end of period................    $   23,569        $   5,763
                                                              ===============  ===============
Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest..................................    $    5,579        $  39,663
                                                              ===============  ===============
  Cash paid for income taxes..............................    $    1,286        $   3,098
                                                              ===============  ===============

        See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Financial Overview, Financial Restructuring Plan and Going Concern

        Financial Overview

Anacomp, Inc. ("Anacomp" or the "Company") reported a net loss totaling $36.1 million and positive cash flows provided by operations of $14.7 million (including non-payment of accrued interest of $24.9 million) for the nine months ended June 30, 2001. As of June 30, 2001, the Company has a working capital deficiency of $388 million, including $310 million in senior subordinated notes ("Notes"), $42.1 million of related accrued interest, and a stockholders' deficit of $268 million. The Company is experiencing significant liquidity issues and is in default of its senior secured revolving credit facility ("Facility"), which had borrowings of $56.1 million at June 30, 2001, and is in default of its Notes. On October 1, 2000 and April 1, 2001, the Company did not make required $17 million interest payments to the holders of the Company's Notes and does not anticipate making any such payments in the future.

        Financial Restructuring Plan

Previously, the Company intended to launch an exchange offer pursuant to which all holders choosing to participate in such exchange of the $310 million aggregate principal amount of its Notes ("the Holders") would have exchanged their Notes for shares of Anacomp's Common Stock. In order to expedite such a financial restructuring of the Notes, the Company currently intends to proceed with a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code (the "Prepackaged Plan"). Under the terms of the proposed Prepackaged Plan, the Notes will be cancelled and the Holders, as of the Effective Date of the Plan, will receive common stock of Anacomp. Furthermore, the proposed Prepackaged Plan will provide for the extinguishment of Anacomp's existing common stock and the adoption of new Articles of Incorporation, which will provide for Class A Common Stock and Class B Common Stock. Class A Common Stock and Class B Common Stock will be identical in all respects (including without limitation, for purposes of voting) except that Class B Common Stock will, upon certain occurrences, be subject to dilution without further stockholder action of any kind. Holders of existing common stock as of the Effective Date of the Prepackaged Plan will receive one share of Class B Common Stock for approximately 3,611 shares of Anacomp's current common stock held as of the Effective Date of the Plan, and warrants ("Warrants") to purchase additional Class B Common Stock at an exercise price of $61.54 per share. Upon consummation of the Prepackaged Plan, the current common stockholders of Anacomp will retain a 0.1% interest in the Company's common stock and the Holders will receive a 99.9% interest (without giving consideration to shares of common stock underlying the Warrants or shares of Class A Common Stock proposed to be issuable to certain officers of Anacomp as incentive compensation).

On August 8, 2001, key representatives of the Holders (the "Ad Hoc Noteholders Committee") representing a majority of the aggregate principal amount of the outstanding Notes agreed in principle to participate in the Prepackaged Plan. Formal acceptances to the Prepackaged Plan are still required to be solicited and obtained from the Holders prior to filing the Prepackaged Plan.
Implementation of the Prepackaged Plan will be dependent upon the receipt of acceptances from Holders of at least 67% of the outstanding principal amount and a majority in number of Holders voting on the Prepackaged Plan.

On August 8, 2001, Anacomp also reached an agreement in principle to amend its existing Facility between the Company, Fleet National Bank ("Fleet") as agent and its syndicate of lenders (collectively, the "Bank Group"). The agreement in principle was reached with Fleet, is subject to credit approvals by the members of the Bank Group, and contains provisions for accelerated principal payments beginning September 30, 2001, causing permanent reductions in the borrowing limit, among other provisions (See Note 4). As a pre-condition to the agreement, the Company must effectuate a financial restructuring pursuant to a pre-packaged Chapter 11 plan of reorganization by January 31, 2002.

During the period in which Anacomp is seeking the requisite votes and acceptances in support of the Prepackaged Plan, Anacomp intends to maintain normal and regular trade terms with its suppliers and customers. Additionally, the proposed Prepackaged Plan contemplates that the Company's trade suppliers, employees and customers will not be adversely affected while the Company is in reorganization proceeding or thereafter.

On January 17, 2001, the Company announced it had entered into a non-binding Letter of Intent to sell 100% of the docHarbor business unit. The Company subsequently decided that an integration of docHarbor into its Document Solutions business unit was a more effective and efficient mechanism for making advanced on-line storage and delivery capabilities available to its customers. Accordingly, on May 31, 2001, the Company announced it had terminated negotiations with the prospective buyer for docHarbor. Since May 31, 2001, the Company has been integrating docHarbor into its Document Solutions business unit and combining key functions including sales, marketing and administration, eliminating redundancies in the Company's cost structure. By October 1, 2001, the Company anticipates that docHarbor will be a service offering within Document Solutions, bringing docHarbor direct expenses more in line with anticipated revenues.

Anacomp also previously announced that it intends to sell its European document-management business, Document Solutions International ("DSI"), and continues in discussions with several interested parties. Any such eventual sale is subject to approval by the Bank Group and the Company will be required to remit a portion of any proceeds from the sale of DSI to pay down the Facility (see Note 4). The timing, likelihood and the amount of net proceeds of any such sale are uncertain and the Company is continuing the operations of DSI in its normal course of business. The Company's International Technical Services business is not affected by this announcement.

There can be no assurance that the Company will be able to effectuate its Prepackaged Plan, a sale of DSI or an amendment of its restated Facility. There can also be no assurance that until the Company completes the Prepackaged Plan the Company's suppliers will continue to provide normal trade credit or credit on other terms acceptable to the Company, if at all, or that customers will continue to do business or enter into new business with the Company.In the event the Prepackaged Plan is not confirmed by the United States Bankruptcy Court after commencement of a bankruptcy case, the Company would be required to negotiate, prepare and seek approval of an alternative plan for emergence from reorganization. No assurances can be given that the Company would be successful in that effort. It is also possible that the Company could be placed into an involuntary bankruptcy by certain of its creditors. In such event, the Company would encounter substantial liquidity difficulties as well as difficulties with its existing and potential customers and suppliers. No assurances can be given that the Company would be successful in that effort.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed above and as shown in the accompanying financial statements, the Company has operating and liquidity concerns that raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to restructure successfully its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The report of the Company's independent public accountants on the Company's financial statements included in its Form 10-K for the year ended September 30, 2000 contained a modification related to the Company's ability to continue as a going concern.

If the Company emerges from a financial restructuring pursuant to a Chapter 11 plan of reorganization, the Company will be subject to the provisions of Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to SOP 90-7, the Company expects to qualify for and implement "Fresh Start" reporting upon emergence from bankruptcy, which would establish a new basis of accounting for the Reorganized Company.

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

Note 4.  Senior Secured Revolving Credit Facility

Outstanding borrowings and letters of credit under the Facility were $56.1 million and $6 million, respectively, at June 30, 2001. With the release of the Company's financial results at June 30, 2000, the Company was in violation of certain of its financial covenants (see Note 1). As of August 13, 2001, the Facility commitment totals $62.1 million and consists of direct borrowings of $56.1 million and letters of credit totaling $6 million. The Company has been operating under the terms of a forbearance agreement since October 26, 2000. The forbearance agreement expired on June 30, 2001 and an extension is being negotiated. The proposed extension would require a $1.0 million principal payment on September 30, 2001.

On August 8, 2001, the Company and the Bank Group reached an agreement in principle regarding amendments to the Facility. The agreement in principle was reached with Fleet and is subject to credit approvals by the members of the Bank Group. As a pre-condition to the agreement, the Company must effectuate a financial restructuring pursuant to a pre-packaged Chapter 11 plan of reorganization by January 31, 2002. The plan must be in the current form (see
Note 1) and substance reasonably satisfactory to the Bank Group. The proposed Facility would maintain the current $62.1 million limit, with a $56.1 million sublimit for direct borrowing and a $6 million letter of credit sublimit. The proposed Facility would be available for new loans up to a Formula Borrowing Base ("FBB") when direct borrowings are reduced below the FBB. The FBB will equal an amount up to 80% of Eligible Accounts, which include U.S. and Canadian Accounts Receivable.

Under the proposed Facility, the maturity date would be eighteen months from the Closing Date of the Restructuring of the Notes, but no later than July 31, 2003, with an extension to January 31, 2004 if a DSI sale occurs and results in $4 million net proceeds or the Company elects to increase the interest rate by 1% for the extension period. Upon a closing of a sale of DSI, the Company would be required to make a payment to the Bank Group to permanently reduce the Facility. The payment would be the greater of $4 million or 85% of net sale proceeds as defined. Under the proposed amendments to the Facility, the direct borrowings limit would be permanently reduced by cash payments of $2 million quarterly from December 31, 2001 to June 30, 2002; $3 million on September 30, 2002; $2.25 million on December 31, 2002 and March 31, 2003; and $2.5 million on June 30, 2003 and September 30, 2003.

The proposed Facility will bear interest at the Base Rate equal to the higher of
(a) the annual rate of interest announced from time to time by Fleet as its best rate or (b) one-half of one percent above the Federal Funds Effective Rate, for the portion of the Facility equal to the FBB. The rate of interest will be three percentage points higher than the Base Rate for the Facility balance outstanding in excess of the FBB. Interest will be due and payable monthly in arrears.

Loans under the current Facility bear interest, payable monthly, at the Base Rate plus 1.75% plus deferred interest of 1% assessed under terms of the forbearance agreement. The "Base Rate" for any day means the higher of (i) the corporate base rate of interest announced by Fleet or (ii) the federal funds rate published by the Federal Reserve Bank of New York on the next business day plus 1/2%. The deferred interest (totaling $193 thousand at June 30, 2001) will be waived by the Bank Group if the financial restructuring plan is completed. The Facility is secured by virtually all of the Company's assets and 65% of the capital stock of the Company's foreign subsidiaries. The Facility contains covenants relating to limitations on capital expenditures, limitations on additional debt, limitations on open market purchases of the Company's Notes (see Note 5), limitations on open market purchases of the Company's common stock, limitations on mergers and acquisitions, limitations on liens, minimum EBITDA requirements, minimum interest coverage ratios and minimum leverage ratios.

In the event the Bank Group accelerates payment of Anacomp's outstanding borrowings, the Company's ability to make such payment will be dependent on generating sufficient cash from obtaining alternate financing or potential asset sales. There can be no assurance that the Company will be able to obtain alternate financing or execute potential asset sales on terms acceptable to the Company, if at all, or in amounts sufficient to satisfy the Company's obligations.

Note 5.  Senior Subordinated Notes

The Company has outstanding $310 million of publicly traded 10-7/8% Senior Subordinated Notes. An interest payment on the Notes of approximately $17 million is due semi-annually on October 1 and April 1 of each year. The Company did not make the $17 million interest payments that were due on October 1, 2000 and April 1, 2001 and does not anticipate making any such payments in the future. The Company is currently in default of the Notes and anticipates extinguishing the Notes and related accrued interest ($42 million at June 30, 2001) through a Chapter 11 reorganization as detailed in Note 1.

The Notes have no sinking fund requirements and are due in full on April 1, 2004. The Notes are redeemable at the option of the Company in whole or in part at prices ranging from 108.156% to 102.710% plus accrued and unpaid interest until April 1, 2003. On or after April 1, 2003, the Notes may be redeemed at 100% plus accrued and unpaid interest. Upon a Change of Control (as defined in the indenture governing the Notes), the Company is required to make an offer to purchase the Notes then outstanding at a purchase price equal to 101% plus accrued and unpaid interest.

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

Note 6. Restructuring Activities

In fiscal 1998 the Company recorded restructuring charges of $8.5 million and reserves of $15.2 million related to its First Image acquisition. As of June 30, 2001, the remaining liability of $0.4 million, related to employment and facility costs, will be paid by the end of June 2002.

In the second and third quarters of 2000, the Company effected a reorganization of its workforce in the United States and Europe along its four lines of business, reorganized parts of its corporate staff and phased out its manufacturing operations. The reorganization of the workforce and corporate staff consisted of management reassessing job responsibilities and personnel requirements in each of its continuing and on-strategy business units and corporate staff. Such assessment resulted in substantial permanent personnel reductions and involuntary terminations throughout the organization, primarily in its European operations and its corporate and manufacturing staff. The Company recorded restructuring charges of $14.6 million related to these actions. Employee severance and termination-related costs were for approximately 300 employees, all of whom have left the Company, although some severance payments will be paid throughout the remainder of calendar year 2001. Other fees relate to professional fees associated with negotiations to terminate facility leases and other costs associated with implementation of the business unit structure and the reorganization of the four business units into separate entities. Other fees are expected to be paid by December 31, 2001. The remaining combined liability of $2.3 million is included as a component of "Other Accrued Liabilities" on the June 30, 2001 Condensed Consolidated Balance Sheet.

In the third quarter of fiscal year 2001, the Company reversed $1.2 million of business restructuring reserves ($333 thousand from the 1998 restructuring and $874 thousand from the 2000 restructuring) primarily related to favorable experience in employee separations and facility related costs, as well as reduced levels of professional and other fees.

The following tables present the activity and balances of the restructuring reserves from September 30, 2000 to June 30, 2001 (in thousands):


                        September 30,
Fiscal Year 2000            2000                                           June 30, 2001
Restructuring              Balance       Adjustments      Cash Payments        Balance
----------------------  --------------  -------------   ---------------   ----------------
Employee Separations     $  2,730        $    ---        $   (1,930)       $       800
Facility Closing              800            (350)             (150)               300
Contract Obligations        1,100             ---              (564)               536
Professional and Other      1,150            (524)             (300)               326
                        --------------  -------------   ---------------   ----------------
                         $  5,780        $   (874)       $   (2,944)       $     1,962
                        --------------  -------------   ---------------   ----------------


                        September 30,
Fiscal Year 1998            2000                                           June 30, 2001
Restructuring              Balance       Adjustments      Cash Payments        Balance
----------------------  --------------  -------------   ---------------   ----------------
Employee Separations     $    494        $   (217)       $     (277)       $       ---
Facility Closing            1,021             (80)             (581)               360
Other                         230             (36)             (184)                10
                        --------------  -------------   ---------------   ----------------
                         $  1,745        $   (333)       $   (1,042)       $       370
                        --------------  -------------   ---------------   ----------------

Note 7. Asset Impairments

During the third quarter of fiscal 2000, the Company announced a restructuring of the DatagraphiX business unit, the merger of this unit into the Technical Services business unit and the discontinuance of manufacturing operations effective October 1, 2000. For the three-month and nine-month periods ended June 30, 2000 the Company recorded a charge to cost of sales of $9 million for inventory write-downs resulting from the decision to discontinue DatagraphiX manufacturing operations (included with Technical Services in Note 12).

During the third quarter of fiscal 2000, the Company fully reserved a note receivable with a carrying value of $2.7 million generated from the sale of its Magnetics division in fiscal 1999 as collectibility of the note was deemed not likely based on the declining operating results and liquidity of the acquirer. The note receivable was written off in the fourth quarter of fiscal 2000. Also in the third quarter of 2000, due to the Company's overall liquidity position, the Company abandoned a new software product as well as its Image Mouse product. As a result, the Company wrote off associated capitalized software development costs of approximately $1.6 million and approximately $0.7 million of specialized manufacturing assets, respectively. Further, the Company recorded impairments of manufacturing equipment and leasehold improvements totaling approximately $0.6 million as a result of the discontinuation of manufacturing operations effective October 1, 2000 pertaining to the former DatagraphiX segment.

Asset impairment charges are summarized as follows (in thousands):

                                                                Nine Months
                                                               Ended June 30,
Assets                                                              2000
----------------------------------------------------------   ------------------
  Magnetics note receivable ..............................   $         2,738
  Development assets......................................             2,338
  Leasehold improvements..................................               595
                                                             ------------------
                                                             $         5,671
                                                             ==================

As the Company continues to develop, refine and implement its plans, additional courses of action that may be taken could result in further impairments of goodwill or other Company assets.

Note 8.  Inventories

Inventories consist of the following:
(in thousands)

                                                              June 30,     September 30,
                                                             ------------  -------------
                                                                2001            2000
                                                             ------------  -------------
                                                             (unaudited)
  Finished goods, including purchased film................   $    6,716     $    7,717
  Work in process.........................................           55             66
  Raw materials and supplies..............................           61            514
                                                             ------------  -------------
                                                             $    6,832     $    8,297
                                                             ============  =============

Note 9.  Hedging

The Company is exposed to the risk of future currency exchange rate fluctuations from its international operations. To mitigate a portion of this risk, the Company has in the past entered into foreign currency swap agreements that are designated as, and are effective as, economic hedges of net investments of certain foreign subsidiaries. During the first quarter of fiscal year 2001, the Company terminated its last remaining currency swap as noted in the following table:

                                                                                        Unrealized Gain as
                      Notional                                  Realized Gain as of              of
Currency               Amount     Maturity      Interest Rate      June 30, 2001        September 30, 2000
-------------------  -----------  ---------     -------------   -------------------     -------------------
Swiss Franc
 fixed-rate           10,000,000  April 1, 2003      4.05%           $      763,000         $      532,000
                                                                ===================     ===================

Foreign currency swaps are marked to market at each reporting period based on movements in the exchange rates of the underlying currencies. The above net unrealized gain has been reflected as "Prepaid expenses and other" in the 2000 Condensed Consolidated Balance Sheet, with a corresponding adjustment to "Accumulated other comprehensive loss". The $0.8 million of cash proceeds benefit is reflected in the 2001 Condensed Consolidated Balance Sheet as a component of "Accumulated other comprehensive loss" in "Stockholders' deficit". At June 30, 2001, the Company does not have any currency swap agreements outstanding.

Note 10.  Loss Per Share

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

Note 11.  Recent Accounting Pronouncements

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

On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the accounting for acquisitions of businesses, eliminating pooling of interests accounting, and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. The Company anticipates adopting SFAS No. 142 on October 1, 2002 and is currently assessing the impact. As discussed in Note 1, the Company intends to effectuate a financial restructuring in a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. Upon an emergence from such bankruptcy, the Company would be subject to the requirements of SOP 90-7. Pursuant to SOP 90-7, the Company expects to qualify for and implement "Fresh Start" reporting upon emergence from bankruptcy. Fresh Start reporting will result in recording the Company's tangible assets, intangible assets (including goodwill), and liabilities at fair market value and the valuation of equity based on the appraised reorganization value of the ongoing business. The net result of the valuation of identifiable assets, the recognition of liabilities at fair market value and the valuation of equity will be that the Reorganized Company will recognize an intangible asset "Reorganization Value in Excess of Identifiable Assets". This Reorganization Asset would not be amortized in accordance with SFAS No. 142, but would be subject to periodic evaluations of impairment.

Note 12.  Operating Segments

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

Information about the Company's operations by operating segments are as follows:

For the Three Months Ended June 30,


                                        Document   Technical
 (in thousands)              docHarbor  Solutions  Services    Corporate  Consolidated
--------------------------------------------------------------------------------------
 2001
 Digital/renewal revenue     $  2,319   $ 15,066   $  5,894    $   ---     $   23,279
 COM revenue                     ---      26,949     22,800        ---         49,749
 Intersegment revenue            ---         ---      2,547     (2,547)           ---
                          -----------------------------------------------------------
 Total revenue                  2,319     42,015     31,241     (2,547)        73,028
 EBITDA                        (3,211)     6,212      7,116     (5,007)         5,110

 2000
 Digital/renewal revenue     $  1,109   $ 17,176    $ 8,033    $   ---     $   26,318
 COM revenue                      ---     33,468     29,103        ---         62,571
 Intersegment revenue             ---        ---      2,978     (2,978)           ---
                          ------------------------------------------------------------
 Total revenue                  1,109     50,644     40,114     (2,978)        88,889
 EBITDA                        (8,143)     8,391       (511)    (7,512)        (7,775)


For the Nine Months Ended June 30,

                                        Document   Technical
 (in thousands)              docHarbor  Solutions  Services    Corporate  Consolidated
--------------------------------------------------------------------------------------
 2001
 Digital/renewal revenue     $  6,553   $ 47,534   $ 16,500    $   ---     $   70,587
 COM revenue                      ---     87,929     76,856        ---        164,785
 Intersegment revenue             ---        ---      8,111     (8,111)           ---
                          ------------------------------------------------------------
 Total revenue                  6,553    135,463    101,467     (8,111)       235,372
 EBITDA                        (9,405)    27,667     25,143    (23,133)        20,272

 2000
 Digital/renewal revenue     $  2,921   $ 55,284   $ 27,027   $    ---     $   85,232
 COM revenue                      ---    110,559     99,795        ---        210,354
 Intersegment revenue             ---        ---      9,444     (9,444)           ---
                          ------------------------------------------------------------
 Total revenue                  2,921    165,843    136,266     (9,444)       295,586
 EBITDA                       (20,188)    36,630     23,713    (16,840)        23,315


The following are reconciliations of consolidated EBITDA to loss from continuing operations before income taxes:

       For the Three Months Ended June 30,           2001         2000
       ----------------------------------------   ----------   -----------
       EBITDA..................................   $   5,110    $   (7,775)
       Depreciation and amortization...........      (7,778)       (9,755)
       Other income and expense, net...........     (11,083)      (10,332)
       Restructuring credits (charges).........       1,207        (7,641)
       Asset impairment charges................         ---        (5,671)
       Other...................................         ---           (24)
                                                  ----------   -----------
       Loss from continuing operations before
        income taxes...........................   $ (12,544)   $  (41,198)
                                                  ==========   ===========

       For the Three Months Ended June 30,           2001         2000
       ----------------------------------------   ----------   -----------
       EBITDA..................................   $  20,272    $   23,315
       Depreciation and amortization...........     (23,732)      (41,550)
       Other income and expense, net...........     (32,708)      (29,500)
       Restructuring credits (charges).........       1,207       (14,607)
       Asset impairment charges................         ---        (5,671)
       Other...................................         ---           (34)
                                                  ----------   -----------
       Loss from continuing operations before
        income taxes...........................   $ (34,961)   $  (68,047)


Note 13.  Litigation Settlement

On August 29, 1997, Access Solutions International, Inc. ("ASI") filed a complaint for patent infringement in the U.S. District Court, District of Rhode Island against Data/Ware, of which Anacomp is the successor by merger, and the Eastman Kodak Company. On April 20, 2001, management settled this matter through the execution of an agreement, the terms of which are confidential, among Anacomp, ASI and other parties. The Company recorded a $5.4 million charge related to this matter in the second quarter of fiscal 2001 that is included in selling, general and administrative expense for the nine months ended June 30, 2001.

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

Overview

     Anacomp's revenues, operating results, cash flows and liquidity in the first nine months of fiscal 2001 continue to be negatively impacted by a number of factors, including a decline in the Company's COM business, restructuring and reorganization of certain of its operations, and negative cash flows related to the docHarbor business unit.

Anacomp, Inc. ("Anacomp" or the "Company") reported a net loss totaling $36.1 million and positive cash flows provided by operations of $14.7 million for the nine months ended June 30, 2001. As of June 30, 2001, the Company has a working capital deficiency of $388 million, including $310 million in senior subordinated notes ("Notes"), $42.1 million of related accrued interest, and a stockholders' deficit of $268 million. The Company is experiencing significant liquidity issues and is in default of its senior secured revolving credit facility ("Facility"), which had borrowings of $56.1 million at June 30, 2001, and is in default of its Notes. On October 1, 2000 and April 1, 2001, the Company did not make required $17 million interest payments to the holders of the Company's Notes and does not anticipate making any such payments in the future.

     On January 17, 2001, the Company announced it had entered into a non-binding Letter of Intent to sell 100% of the docHarbor business unit. The Company subsequently decided that an integration of docHarbor into its Document Solutions business unit was a more effective and efficient mechanism for making advanced on-line storage and delivery capabilities available to its customers. Accordingly, on May 31, 2001, the Company announced it had terminated negotiations with the prospective buyer for docHarbor. Since May 31, 2001, the Company has been integrating docHarbor into its Document Solutions business unit and combining key functions including sales, marketing and administration, eliminating redundancies in the Company's cost structure. By October 1, 2001, the Company anticipates that docHarbor will be a product line within Document Solutions, bringing docHarbor direct expenses more in line with anticipated revenues.

     Anacomp also previously announced that it intends to sell its European document-management business, Document Solutions International ("DSI"), and continues in discussions with several interested parties. Any such eventual sale is subject to approval by the Bank Group and the Company will be required to remit a portion of any proceeds to pay down the Facility (see Note 4 to the Condensed Consolidated Financial Statements included in this report). The timing, likelihood and amount of net proceeds of any such sale are uncertain and the Company is continuing the operations of DSI in its normal course of business. The Company's International Technical Services business is not affected by this announcement.

Results of Operations

Three Months Ended June 30, 2001 vs. Three Months Ended June 30, 2000

     General. Anacomp reported a net loss of $12.8 million for the three months ended June 30, 2001, compared to a net loss of $43.1 million for the three months ended June 30, 2000. EBITDA for the three months ended June 30, 2001 was $5.1 million compared to an EBITDA loss of $7.8 million for the three months ended June 30, 2000.

     Revenues. The Company's revenues decreased 18% from $88.9 million for the three months ended June 30, 2000, to $73 million for the three months ended June 30, 2001. The decrease was composed of a $13 million decline in COM-related revenues in addition to a $3 million decrease in digital and renewal revenues. The Company expects that COM revenues will continue to decline during the remainder of this fiscal year as well as in future years.

     Document Solutions COM related revenues decreased 20% from the prior year period, from $33.5 million to $26.9 million. Revenue contributed by digital services and products decreased 12% compared to the prior year period, from $17.2 million to $15.1 million. The decrease in digital revenues was primarily due to results in the Company's international operations.

     Technical Services revenues (including results of operations from the former DatagraphiX business unit) decreased from the prior year period, from $37.1 million to $28.7 million. This was primarily due to the absence of manufacturing-related revenues in the current year combined with the continuing decline in the market for COM systems and supplies.

     docHarbor revenues increased $1.2 million versus the prior year period. This was the result of increased revenues from existing customers and new customer orders.

     Gross Margins. The Company's gross margin increased from $17.4 million (20% of revenues) for the three months ended June 30, 2000, to $22.6 million (31% of revenues) for the three months ended June 30, 2001.

     Document Solutions gross margin, at 36% of revenues, increased from the 34% reported for the prior year period. Technical Services gross margins (including results of operations from the former DatagraphiX business unit) also increased from 10% to 29% of revenues for the quarter ended June 30, 2001. The increase in Technical Services gross margin from the prior year period was primarily the result of a $9.0 million inventory writedown taken in the third quarter of fiscal 2000. docHarbor gross margin, although still negative, improved from the prior year period as a result of continuing cost reductions and a reduction in infrastructure development implemented at the end of fiscal year 2000.

     Engineering, Research and Development. Engineering, research and development expense decreased from $2.5 million for the three months ended June 30, 2000, to $2.0 million for the three months ended June 30, 2001. This decrease was primarily the result of lower expenses due to the discontinuance of manufacturing operations effective October 1, 2000 and the resulting decrease in support engineering expenses.

     Selling, general and administrative. Selling, general and administrative (SG&A) expenses decreased from $27.9 million for the three months ended June 30, 2000, to $20.3 million for the three months ended June 30, 2001. SG&A expenses for the quarter ended June 30, 2000 included severance and other costs related to changes in senior management. SG&A expenses for the quarter ended June 30, 2001 reflect the Company's cost reduction efforts as well as the benefit of a $1 million reduction to environmental liability reserves as a result of receipt of a Rescission of Site Cleanup Requirements. These benefits were offset by $2.3 million in legal, professional and severance costs associated with preparations for a sale of DSI, and $2.1 million in legal, professional and financial advisory costs related to the restructuring of the Company's Notes in the current year period.

     Amortization of intangible assets. Amortization of intangible assets decreased 37% from $4.6 million for the three months ended June 30, 2000, to $2.9 million for the three months ended June 30, 2001. This decrease is primarily the result of the completion of amortization for prior acquisitions and reduced amortization related to impaired intangibles written off in fiscal 2000.

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

     In the third quarter of fiscal year 2001, the Company reversed $1.2 million of business restructuring reserves primarily related to favorable circumstances in employee separations and facility related costs, as well as reduced levels of professional and other fees.

     Asset Impairment Charges. During the third quarter of fiscal 2000, the Company fully reserved a note receivable with a carrying value of $2.7 million generated from the sale of its Magnetics division in fiscal 1999 as collectibility of the note was deemed not likely based on the declining operating results and liquidity of the acquirer. Also in the third quarter of 2000, due to the Company's overall liquidity position, the Company abandoned a new software product as well as its Image Mouse product. As a result, the Company wrote off associated capitalized software development costs of approximately $1.6 million and approximately $0.7 million of specialized manufacturing assets, respectively. Further, the Company recorded impairments of manufacturing equipment and leasehold improvements totaling approximately $0.6 million as a result of the discontinuation of manufacturing operations effective October 1, 2000 pertaining to the former DatagraphiX segment.

     Interest Expense. Interest expense increased from $10.3 million for the three months ended June 30, 2000, to $10.8 million for the three months ended June 30, 2001. This increase was the result of a higher level of borrowings on the revolving credit facility in the current year and higher interest rates in the current period charged against the balance under terms of the forbearance agreement.

     Provision for Income Taxes. The provision for income taxes of $0.2 million for the quarters ended June 30, 2001 and June 30, 2000 related primarily to earnings of foreign subsidiaries.

Nine months Ended June 30, 2001 vs. Nine months Ended June 30, 2000

     General. Anacomp reported a net loss of $36.1million for the nine months ended June 30, 2001, compared to a net loss of $70.5 million for the nine months ended June 30, 2000. EBITDA for the nine months ended June 30, 2001 was $20.3 million compared to EBITDA of $23.3 million for the nine months ended June 30, 2000.

     Revenues. The Company's revenues decreased 20% from $295.6 million for the nine months ended June 30, 2000, to $235.4 million for the nine months ended June 30, 2001. The decrease was composed of a $46 million decline in COM-related revenues in addition to a $15 million decrease in digital and renewal revenues. The Company expects that COM revenues will continue to decline during the remainder of this fiscal year as well as in future years.

     Document Solutions COM-related revenues decreased 21% from the prior year period, from $110.6 million to $87.9 million. Revenue contributed by digital services and products decreased 14% compared to the prior year period, from $55.3 million to $47.5 million. The decrease in digital revenues was primarily due to results in the Company's international operations.

     Technical Services revenues (including results of operations from the former DatagraphiX business unit) decreased from the prior year period, from $126.8 million to $93.4 million. This was primarily due to the absence of manufacturing-related revenues in the current year combined with the continuing decline in the market for COM systems and supplies.

     docHarbor revenues increased $3.6 million versus the prior year period. This was the result of increased revenues from existing customers and new customer orders.

     Gross Margins. The Company's gross margin in dollars decreased from $91.1 million (31% of revenues) for the nine months ended June 30, 2000, to $77.6 million (33% of revenues) for the nine months ended June 30, 2001.

     Document Solutions gross margin, at 38% of revenues, increased from the 37% reported for the prior year period. Technical Services gross margins (including results of operations from the former DatagraphiX business unit) also increased from 30% to 32% of revenues in the nine months ended June 30, 2001. The increase in Technical Services gross margin from the prior year period was primarily the result of a $9.0 million inventory writedown taken in the third quarter of fiscal 2000. docHarbor gross margin, although still negative, improved from the prior year period as a result of continuing cost reductions and a reduction in infrastructure development implemented at the end of fiscal year 2000.

     Engineering, Research and Development. Engineering, research and development expense decreased from $7.7 million for the nine months ended June 30, 2000, to $5.6 million for the nine months ended June 30, 2001. This decrease was primarily the result of lower expenses related to the discontinuance of manufacturing operations effective October 1, 2000 and the resulting decrease in support engineering expenses.

     Selling, general and administrative. Selling, general and administrative (SG&A) expenses decreased from $74.9 million for the nine months ended June 30, 2000, to $66.6 million for the nine months ended June 30, 2001. The $8.3 million decrease was primarily the result of continuing cost reduction efforts. SG&A expenses for the nine months ended June 30, 2000 included severance and other costs related to changes in senior management. SG&A expenses for the nine months ended June 30, 2001 reflect the Company's cost reduction efforts as well as the benefit of a reduction to the Company's environmental liability reserves of $1.0 million as a result of receipt of a Rescission of Site Cleanup Requirements. These benefits were offset by the $5.4 million charge for the settlement of a litigation matter, $5.1 million in legal, professional and financial advisory costs related to the proposed restructuring of the Company's Notes and $2.3 million in legal, professional and severance costs associated with preparations for a sale of DSI.

     Amortization of reorganization asset. Amortization of reorganization asset decreased to zero in fiscal year 2001 as the reorganization asset was fully amortized in November 1999.

     Amortization of intangible assets. Amortization of intangible assets decreased 40% from $14.8 million for the nine months ended June 30, 2000, to $8.8 million for the nine months ended June 30, 2001. This decrease is primarily the result of the completion of amortization for certain acquisitions and reduced amortization resulting from impaired intangibles written off in fiscal 2000.

     Restructuring Charges. During the nine months ended June 30, 2000, the Company recorded restructuring charges totaling $14.6 million related to the reorganization of its workforce in the United States and Europe along its four lines of business, a reorganization of parts of the Corporate staff, and the phase out of manufacturing operations. The reorganization of the workforce and corporate staff consisted of management reassessing job responsibilities and personnel requirements in each of its continuing and on-strategy business units and corporate staff. Such assessment resulted in substantial permanent personnel reductions and involuntary terminations throughout the organization, primarily in its European operations and its corporate and manufacturing staff. The restructuring charges included $10.3 million in employee severance and termination-related costs. Employee severance and termination-related costs were for approximately 300 employees, all of whom have left the Company, although some severance payments will be paid throughout the remainder of calendar year 2001. The restructuring charges also include $1.9 million of other fees related to professional services associated with negotiations to terminate facility leases and other costs associated with implementation of the business unit structure and the reorganization of the four business units into separate entities, $1.4 million for contractual obligations and $1 million for facility-related costs. Other fees are expected to be paid by December 31, 2001. As a result of the restructuring, the Company anticipated cost savings in excess of $1 million per month, primarily related to reductions in future payroll and related employer costs and lease rental costs resulting from vacated facilities. The Company anticipated the phase-in of cost savings beginning in the third quarter of fiscal 2000. The Company has substantially achieved these savings as planned.

     In the third quarter of fiscal year 2001, the Company reversed $1.2 million of business restructuring reserves primarily related to favorable circumstances in employee separations and facility related costs, as well as reduced levels of professional and other fees.

     Asset Impairment Charges. During the third quarter of fiscal 2000, the Company fully reserved a note receivable with a carrying value of $2.7 million generated from the sale of its Magnetics division in fiscal 1999 as collectibility of the note was deemed not likely based on the declining operating results and liquidity of the acquirer. Also in the third quarter of 2000, due to the Company's overall liquidity position, the Company abandoned a new software product as well as its Image Mouse product. As a result, the Company wrote off associated capitalized software development costs of approximately $1.6 million and approximately $0.7 million of specialized manufacturing assets, respectively. Further, the Company recorded impairments of manufacturing equipment and leasehold improvements totaling approximately $0.6 million as a result of the discontinuation of manufacturing operations effective October 1, 2000 pertaining to the former DatagraphiX segment.

     Interest Expense. Interest expense increased from $29.9 million for the nine months ended June 30, 2000, to $33.1 million for the nine months ended June 30, 2001. This increase was the result of a higher level of borrowings on the revolving credit facility in fiscal year 2001 and higher interest rates in the current period charged against the balance under terms of the forbearance agreement.

     Provision for Income Taxes. The provision for income taxes of $1.2 million for the nine months ended June 30, 2001, and $0.8 million for the nine months ended June 30, 2000, related primarily to earnings of foreign subsidiaries.

Liquidity and Capital Resources

     Previously, the Company intended to launch an exchange offer pursuant to which all holders choosing to participate in such exchange of the $310 million aggregate principal amount of its Notes ("the Holders") would have exchanged their Notes for shares of Anacomp's Common Stock. In order to expedite such a financial restructuring of the Notes, the Company currently intends to proceed with a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code (the "Prepackaged Plan"). Under the terms of the proposed Prepackaged Plan, the Notes will be cancelled and the Holders, as of the Effective Date of the Plan, will receive common stock of Anacomp. Furthermore, the proposed Prepackaged Plan will provide for the extinguishment of Anacomp's existing common stock and the adoption of new Articles of Incorporation, which will provide for Class A Common Stock and Class B Common Stock. Class A Common Stock and Class B Common Stock will be identical in all respects (including without limitation, for purposes of voting) except that Class B Common Stock will, upon certain occurrences, be subject to dilution without further stockholder action of any kind. Holders of existing common stock as of the Effective Date of the Prepackaged Plan will receive one share of Class B Common Stock for approximately 3,611 shares of Anacomp's current common stock held as of the Effective Date of the Plan, and warrants ("Warrants") to purchase additional Class B Common Stock at an exercise price of $61.54 per share. Upon consummation of the Prepackaged Plan, the current common stockholders of Anacomp will retain a 0.1% interest in the Company's common stock and the Holders will receive a 99.9% interest (without including shares of common stock underlying the Warrants or shares of Class A Common Stock proposed to be issuable to certain officers of Anacomp as incentive compensation).

     On August 8, 2001, key representatives of the Holders (the "Ad Hoc Noteholders Committee") representing a majority of the aggregate principal amount of the outstanding Notes agreed in principle to participate in the Prepackaged Plan. Formal acceptances to the Prepackaged Plan are still required to be solicited and obtained from the Holders prior to filing the Prepackaged Plan. Implementation of the Prepackaged Plan will be dependent upon the receipt of acceptances from Holders of at least 67% of the outstanding principal amount and a majority in number of Holders voting on the Prepackaged Plan.

     On August 8, 2001, the Company and the Bank Group reached an agreement in principle regarding amendments to the Facility. The agreement in principle was reached with Fleet and is subject to credit approvals by the members of the Bank Group. As a pre-condition to the agreement, the Company must effectuate a financial restructuring pursuant to a pre-packaged Chapter 11 plan of reorganization by January 31, 2002. The plan must be in the current form (see
Note 1) and substance reasonably satisfactory to the Bank Group. The proposed Facility would maintain the current $62.1 million limit, with a $56.1 million sublimit for direct borrowing and a $6 million letter of credit sublimit. The proposed Facility would be available for new loans up to a Formula Borrowing Base ("FBB") when direct borrowings are reduced below the FBB. The FBB will equal an amount up to 80% of Eligible Accounts, which include U.S. and Canadian Accounts Receivable.

     Under the proposed Facility, the maturity date would be eighteen months from the Closing Date of the Restructuring of the Notes, but no later than July 31, 2003, with an extension to January 31, 2004 if a DSI sale occurs and results in $4 million net proceeds or the Company elects to increase the interest rate by 1% for the extension period. Upon a closing of a sale of DSI, the Company would be required to make a payment to the Bank Group to permanently reduce the Facility. The payment would be the greater of $4 million or 85% of net sale proceeds as defined. Under the proposed amendments to the Facility, the direct borrowings limit would be permanently reduced by cash payments of $2 million quarterly from December 31, 2001 to June 30, 2002; $3 million on September 30, 2002; $2.25 million on December 31, 2002 and March 31, 2003; and $2.5 million on June 30, 2003 and September 30, 2003.

     During the period in which Anacomp is seeking the requisite votes and acceptances in support of the Prepackaged Plan, Anacomp intends to maintain normal and regular trade terms with its suppliers and customers. Additionally, the proposed Prepackaged Plan contemplates that the Company's trade suppliers, creditors, employees and customers will not be adversely affected while the Company is in reorganization proceeding or thereafter. There can be no assurance that the Company's suppliers will continue to provide normal trade credit or credit on other terms acceptable to the Company, if at all, or that customers will continue to do business or enter into new business with the Company.

     There can be no assurance that the Company will be able to effectuate its Prepackaged Plan, a sale of DSI or an amendment of its restated Facility. In the event the Prepackaged Plan is not confirmed by the United States Bankruptcy Court after commencement of a bankruptcy case, the Company would be required to negotiate, prepare and seek approval of an alternative plan for emergence from reorganization. No assurances can be given that the Company would be successful in that effort. It is also possible that the Company could be placed into an involuntary bankruptcy by certain of its creditors. In such event, the Company may encounter substantial liquidity difficulties as well as difficulties with its existing and potential customers and suppliers. No assurances can be given that the Company would be successful in that effort.

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

     Anacomp had negative working capital of $388 million at June 30, 2001, compared to negative working capital of $373 million at September 30, 2000. The working capital deficiency is primarily due to $310 million in Notes with $42.1 million of accrued interest and $56.1 million of borrowings under the senior secured revolving credit facility. Net cash provided by operating activities was $14.7 million (including non-payment of accrued interest of $24.9 million) for the nine months ended June 30, 2001, compared to net cash used in operations of $32.9 million in the comparable prior year period. The $47.6 million improvement to cash flows from operations from the prior year was primarily the result of the non-payment of $34 million in interest expense on the Company's Notes on October 1, 2000 and April 1, 2001.

     Net cash used in investing activities was $4.0 million in the current nine-month period, compared to cash used in investing activities of $17.3 million in the comparable prior year period. This decrease reflects the Company's emphasis to control its expenditures to maximize liquidity.
Expenditures in fiscal year 2000 were primarily for the development of infrastructure for docHarbor. Current year expenditures were primarily for purchases of equipment.

     Net cash provided by financing activities decreased $47.1 million during the nine months ended June 30, 2001, from the same period in the prior year. This decrease was principally the result of no net borrowings against the Facility in the current year.

     The Company's cash balance totaled $23.6 million at June 30, 2001 compared to $14 million at September 30, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Revenues generated outside of the United States, as a percentage of total revenues, were 30% in both nine-month periods ended June 30, 2001 and 2000. Fluctuations in foreign exchange rates could impact operating results through translation of the Company's subsidiaries' financial statements.

     The Company is exposed to market risks related to fluctuations in interest rates on the $310 million of 10 7/8 % Senior Subordinated Notes outstanding at June 30, 2001. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument. Interest rate risk and resulting changes in fair value should not have an impact on the Company's operating results.

     In November 2000, the Company liquidated a cross currency swap agreement and received $0.8 million in cash. These proceeds have been reflected as a component of "Accumulated other comprehensive loss" in "Stockholders' deficit" in the Company's June 30, 2001 Condensed Consolidated Balance Sheet.

     The Company's bank revolving credit facility is affected by the general level of U.S. interest rates. The Company had $56.1 million outstanding under its bank line of credit on June 30, 2001. If interest rates were to increase 2%, the Company's annual interest expense would increase approximately $1.1 million based on a $56.1 million outstanding balance.

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

Item 3.   Defaults Upon Senior Securities

     As discussed in the Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company is in default in required interest payments on its Senior Subordinated Notes and is in violation of certain provision of its Senior Secured Revolving Credit Facility.

Item 6. Exhibits and Reports on Form 8-K (exhibits incorporated by reference)

(a) Exhibit 3.1 - Amended and Restated Articles of Incorporation of the Company as of February 8, 1999.

     Exhibit 3.2 - Amended and Restated Bylaws of the Company as of February 9, 1998.

(b) The Company filed no reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ANACOMP, INC.




                                                /s/ Linster W. Fox
                                                ------------------
                                                Linster W. Fox
                                                Senior Vice President and
                                                Chief Financial Officer




Date: August 14, 2001