Form 10-K405
period 2000-09-30
ANACOMP INC
filed 2001-08-28
CIK 6260

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

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


                12365 CROSTHWAITE CIRCLE, POWAY, CALIFORNIA 92064
                                 (858) 679-9797
   (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                          PRINCIPAL EXECUTIVE OFFICE)

        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes  X  No

As of November 30, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,473,659 (based upon the closing price for shares of the registrant's common stock as reported by the NASDAQ OTC Bulletin Board for November 29, 2000, the last trading day prior to that date). Shares of common stock held by each of the registrant's executive officers and directors, and by a certain holder of more than 10% of the registrant's outstanding common stock, have been excluded in that such persons may be deemed to be affiliates of the registrant. However, this determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of November 30, 2000, the number of shares outstanding of the registrant's common stock, $.01 par value, was 14,568,198.

                                  ANACOMP, INC.

                                    FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                                      INDEX


PART I                                                                                                 Page
                                                                                                       ----
    Item 1    Business                                                                                   1
    Item 2    Properties                                                                                 9
    Item 3    Legal Proceedings                                                                          9
    Item 4    Submission of Matters to a Vote of Security Holders                                       10

PART II
    Item 5    Market for Registrant's Common Equity and Related Stockholder Matters                     11
    Item 6    Selected Financial Data                                                                   12
    Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations     13
    Item 7A   Quantitative and Qualitative Disclosures About Market Risks                               20
    Item 8    Financial Statements and Supplementary Data                                               20
    Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      20

PART III
    Item 10   Directors and Executive Officers of the Registrant                                        21
    Item 11   Executive Compensation                                                                    24
    Item 12   Security Ownership of Certain Beneficial Owners and Management                            30
    Item 13   Certain Relationships and Related Transactions                                            32

PART IV
    Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K                           33
              Signatures                                                                                36

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

         Anacomp's financial results for fiscal 2000 were disappointing, with decreased revenues and significantly reduced EBITDA (as hereinafter defined) resulting in diminished cash flows and liquidity concerns. Anacomp has defaulted upon certain financial covenants set forth in its senior credit facility, and it failed to make a $17 million interest payment on its subordinated notes due in October 2000. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Notes to the Company's Consolidated Financial Statements for additional information with respect to Anacomp's fiscal 2000 financial performance and its current liquidity concerns.

DOCUMENT MANAGEMENT INDUSTRY

         The document-management industry, in which Anacomp conducts business, provides businesses and other organizations with services and products for storing, distributing and accessing documents. Today, the rapid increase in the number of documents generated in both commercial and non-commercial sectors and the rapid advance of digital technologies are fueling swift growth in this industry. Leading analysts estimate that the overall document-management market exceeded $10 billion in 1999 and project a compound annual growth rate of more than 20% over the next five years.

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

         A third trend shaping the document-management industry is heightened focus on application-specific solutions. Organizations are no longer content with generic document-management products or services; rather, they demand solutions tailored to the specific tasks their personnel and customers perform, including the ability to have appropriate business information easily available in customer interactions. As a result, leading document-management providers are analyzing their customers' key business processes, particularly interactions with the end-customer, and developing solutions tailored to those processes.

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

OVERVIEW OF THE COMPANY

         Anacomp is one of the world's leading document-management providers, offering a broad range of document-management services. Building on three decades of experience in applying technology to solve organizations' document-management challenges, Anacomp specializes in using web-based and media-based technologies to provide efficiencies that help its customers maximize the value of their important documents. Anacomp is also one of the world's leading providers of multi-vendor technical services, offering expert installation and maintenance services for a broad array of storage, printing, network and Computer Output to Microfiche ("COM") equipment.

BUSINESS STRATEGY

         During fiscal 2000, the Company revised its strategy, increasing its focus on the core businesses of document-management outsource service businesses and technical (equipment and network maintenance) services. The Company's document-management outsource services are especially concentrated on its key banking, insurance and brokerage market sectors. This service-based business model generates recurring revenue and earnings from long-term customer agreements. As the Company introduces new and expanded service solutions into the current customer base and also acquires new customers, this business can be expected to continue producing commensurate recurring revenue and earnings.

         In addition to its document-management outsource services, the Company continues to focus on the multi-vendor technical services marketplace. This business model also generates recurring revenue and earnings from long-term customer service agreements. As the Company continues to expand this service into the storage, network and hi-speed laser printer markets, it also expects to realize commensurate recurring revenue and earnings growth.

         The Company's large base of premier customers, particularly in the banking, insurance and brokerage sectors, has substantial and diverse document-management needs. Both existing and potential customers in these sectors represent a prime opportunity for the Company. Anacomp is currently expanding its range of outsource services -- especially web, on-line and CD-R based applications -- for these key market segments. By meeting its customers' full range of document-management needs in this way, the Company expects to provide the greatest value and maximize the Company's business with each customer.

         During fiscal 2000, due to significant market declines, the Company decided to terminate its traditional hardware manufacturing and related operations -- known as the DatagraphiX business unit -- and to merge the remaining micrographic supplies and equipment refurbishment operations into the Company's Technical Services business unit.

LINES OF BUSINESS

         The Company operated four essentially autonomous business units during fiscal 2000. These included:

DOCUMENT SOLUTIONS BUSINESS UNIT

         The Company's primary business is document-management outsource services. Anacomp is a global leader in this business, with a 32-year tradition of service excellence and customer satisfaction. Through its worldwide network of document-processing service centers, the Company serves more than 6,000 outsource-service customers in the United States and Europe.

         Anacomp has industry-leading expertise and resources for analyzing a company's specific document-management requirements and for designing, implementing and operating service solutions tailored to meet those requirements. To maintain these capabilities, Anacomp continually invests in offering new customer solutions and in upgrading its storage and delivery systems as well as infrastructure to take advantage of new technologies. Anacomp works closely with its customers to ensure that their document-management solutions continue to meet the ever-changing requirements found in today's dynamic business environment.

         The Company's principal business strategy is to capitalize on current trends in the document-management industry by providing powerful, cost-effective, outsource-service solutions for on-line and media-based document management, especially tailored to the specific business applications of key customers.

         As mentioned previously, the financial-services sectors of banking, brokerage and insurance offer significant growth opportunities. The Company is leveraging its traditional strength in these sectors by developing service-based solutions for specific business applications. By providing ready access to critical documents such as policies, statements, invoices and reports, these application-specific solutions enable companies to improve their competitiveness by reducing capital and operating costs, enhancing their business processes, and improving customer service.

         Anacomp provides online-based and media-based document-management services using unique software and operational capabilities. These offerings are sold and supported by the Company's direct sales force in the United States and Europe. Document Solutions is expected to be a significant growth area, largely due to digital offerings which accounted for approximately 33% of the total revenue in this line of business during fiscal 2000. The Company expects that this contribution from its digital offerings will increase as a percentage of total revenue in the future.

         The Company's network of service centers in the United States and Europe currently processes more than two billion original pages, or "images" each month. The Company operates 54 document-processing service centers today.

         The Company's customer base includes banks, brokerage firms, mutual funds, insurance companies and, to a lesser extent, utilities, telecommunications providers, retailers and other providers of business services. No single customer accounted for more than 5% of the Company's outsource-service revenues in fiscal 2000. The typical service contract is exclusive, has a multi-year term with automatic renewal, and provides for usage-based monthly fees. The Company believes that approximately 75% of its outsource-service customers are under contract and estimates that approximately 90% of these are renewed automatically.

         The Company plans to continue to expand its outsource-services business in both Internet-based and media-based solutions by capitalizing on its already strong presence within a large, loyal customer base as well as through additional growth resulting from proven expertise in document-management technology and operations.

         CD DOCUMENT SERVICES. Anacomp offers industry-leading outsource services for storing, delivering and accessing documents using the Compact Disc-Recordable (CD-R) medium. Anacomp's CD Document Services offering is a consistently strong performer, growing from 8% of Document Solutions revenue in fiscal 1999 to 13% of revenue in fiscal 2000.

         This outsource service provides customers an easy-to-use, high-capacity, portable, standardized solution for document distribution, access and storage. In this service, customers provide invoices, reports, statements, policies, trade confirmations and other documents to the Company in electronic form. These electronic documents are indexed and written to compact disc (CD-R) in the Company's service centers. Each disc includes the Company's powerful Windows-Registered Trademark--based tools for accessing and viewing these documents. The customer needs no additional data or software to use the documents on a disc. The Company delivers the discs to the customer for use in various applications, including customer service, audit, analysis, and long-term archive.

         In fiscal 2000, Document Solutions introduced a new CD-based service -- CD Online Preview. This offering provides customers with virtually immediate access to the documents processed by Document Solutions, without having to wait for the return of the physical CD media. Online CD Services provides the customer with electronic images of their documents stored on a server located in the customers' location. Customers can access their documents online over their local area network almost immediately after the documents are processed by Document Solutions at one of many outsource service centers. The document images are transferred electronically to the customer's server and are immediately accessible for viewing, reprinting or other needs. At a later time defined by the customer, a physical CD with copies of the document images is created and delivered to the customer for continued access and longer-term archive storage. This new service has proven to be very popular with customers and more than 1,600 are already using this service.

         Since entering the emerging field of CD-based document management in 1995, the Company has become, it believes, the world's largest provider of CD-based services. During fiscal 2000, the Company provided over 1,600 customers with CD Document Services. The majority of these customers are in the U.S., currently representing 91% of total revenue from CD Document Services.

         The Company's CD Document Services business grew by 49% in fiscal 2000, compared to fiscal 1999. In fiscal 2000, CD Document Services totaled $26.7 million in revenue. This growth is primarily due to aggressive marketing to both current and new customers.

         WEB PRESENTMENT SERVICES. In fiscal 2000, Anacomp Document Solutions introduced another new outsource service -- Web Presentment Services. This new offering provides industry-leading capabilities for storing, delivering and accessing documents using the Internet. Web Presentment Services enables customers to access their documents, which are hosted on servers managed by Anacomp, using standard Internet browser technology. Web Presentment Services was established in fiscal 2000 and today eight customers are using this service. In Europe, this service is marketed using the brand name Docline. Docline does not use docHarbor technology (see below) or hosting services, but instead uses technology that is managed and supported indirectly by Document Solutions' European operations.

         INTEGRATED SYSTEM SOLUTIONS. Through unique consulting, software and professional services, the Company provides integrated system solutions to customers to help them manage their documents. These capabilities are offered in the Company's European markets, where the current outsourcing trend is not as strong as in the U.S. where the Company has been developing its outsource-services infrastructure.

         SOFTWARE AND INFRASTRUCTURE DEVELOPMENT. The Company also continued to make improvements in its Document Solutions infrastructure, with higher levels of automation in its document-processing service centers and advanced electronic communications with its customers.

         COM DOCUMENT SERVICES. The Company remains the unchallenged world leader in COM services. With unsurpassed technological and operational expertise in COM Document Services, the Company images just under two billion original pages to microfiche each month for more than 5,000 customers around the world.

         Compared with prior years, this line of business declined overall in terms of revenue during fiscal 2000, largely the result of declining demand for the COM storage and retrieval medium. In aggregate, the COM Document

Services business declined 18% in fiscal 2000, compared to fiscal 1999. This decline reflects the overall trend in the mature micrographics market segment.

         The Company is attempting to minimize the impact of the declining micrographics market on its COM Document Services business in two ways. First, it is increasing its focus on transitioning to outsource services those customers who currently operate in-house COM systems. Outsourcing is an attractive option in that it enables customers to eliminate capital and recurring costs as well as eliminate an operational burden. Additionally, Anacomp is aggressively encouraging customers to migrate their COM applications to CD or Web-based Document Services. This is attractive because CD-R or the Web provide fast electronic access unavailable with microfiche. By migrating customers to CD or Web Presentment Document Services, the Company retains its business and relationship with its customers and at the same time provides the customer with an effective, useful solution.

         Currently, the Company has approximately 5,000 active customers for COM Document Services worldwide. The majority of these are in the U.S., currently representing 87% of the total revenue from COM Document Services. Overall, COM Document Services represented 67% of total Document Solutions revenue in fiscal 2000.

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

DOCHARBOR-SM- BUSINESS UNIT

         The Company has established itself as a leader in the emerging field of Internet-based Application Service Providers ("ASP") offering Internet-based document services through its newest business unit -- docHarbor. This all-in-one ASP offering manages customers' documents throughout their lifecycle. The service transforms electronic documents of virtually any type to a web-compatible format, indexes them for easy retrieval, and hosts them in the Company's secure "e-warehouse" of integrated storage systems and web servers at the Company's document-hosting facilities. Customers can authorize secure access for their own personnel and even their customers to specific documents or pages of documents over private-networks or the Internet through standard web browsers, using retrieval and viewing tools developed for specific applications. As an outsource service, this solution provides superior performance, economy, security, convenience and support, because of the Company's technological and operational expertise, as well as economies of scale and continual system enhancements.

         During fiscal 2000, the Company made substantial investments in the docHarbor business, including establishing a world-class document hosting facility in Herndon, Virginia. The core technology used in the Herndon facility was acquired in fiscal 1999 when Anacomp bought Litton Adesso Software, Inc. ("Adesso Software"). Adesso Software had developed world-class software technology for document ingestion, index, compression and storage, and which complemented the Company's own software development capabilities and activities. This acquisition provided key technology components and technical expertise for the expansion of the Company's Internet document services offerings in the form of docHarbor.

         docHarbor provides electronic storage of customer documents and delivery of these documents to customers using private networks or the Internet via standard web browsers. These new web-based storage and delivery solutions, provided as an outsource service, offer better performance, value and longevity than most businesses can achieve on their own with an internal document-management system. docHarbor services are sold and supported by a dedicated and specialized sales force in the United States.

         As a dedicated ASP, docHarbor is focusing on specific business applications, such as the delivery of brokerage statements and transaction confirmations.

         During fiscal 2000, docHarbor generated revenues of $4.6 million. At the same time, the Company's investment in docHarbor in fiscal 2000 was $35.1 million, consisting of negative $25 million of EBITDA to fund research and development, sales and marketing and general and administrative expenses, and $10 million of capital expenditures. As a result of the Company's liquidity concerns, the Company reduced the level of expenditures in docHarbor during the latter stages of fiscal 2000, in an effort to bring costs more in line with revenue growth, as well as to comply with requirements imposed by its senior secured lenders. The Company does not believe that it will be able to continue to invest in docHarbor in an amount necessary to substantially grow its business. For that reason, the Company also announced late in fiscal 2000 that it was seeking external investors for docHarbor and engaged outside investment banking resources to pursue one or more potential investors in or an outright sale of this business. If the Company has not reached an agreement in principle with an investor or purchaser by January 15, 2001, then the Company's senior secured lenders will require the Company to discontinue the docHarbor business unit in its current form and will allow the Company to reintegrate into the Document Solutions business unit only those parts of docHarbor that are integral into Document Solutions.

         Competition is somewhat limited in the new and emerging market of Internet-based document-management services. There are several smaller companies offering somewhat similar services, but these are generally limited to vertical-market sectors or specific applications.

TECHNICAL SERVICES BUSINESS UNIT

         Although document-management solutions comprise Anacomp's primary line of business, the Company also offers technical services (field maintenance) for a broad range of electronic products. Originally a maintenance service strictly for the Company's manufactured products, this business has expanded to service a wide variety of products from Original Equipment Manufacturers ("OEM") such as IBM, Sony, Overland Data, Hitachi and many others.

         Technical Services is a premier provider of maintenance services for COM systems manufactured by Anacomp and others, for high-capacity storage products including redundant array of inexpensive discs ("RAID") storage subsystems, computer tape subsystems, CD-R writers and jukeboxes, high-speed laser printers, and increasingly, for networking equipment. Technical Services is leveraging its expertise in storage products and network equipment by providing maintenance services in the fast growing sectors of Storage Area Networks ("SAN") and Network Attached Storage ("NAS").

         The success of this business is based on the Company's technical expertise and its proven ability to provide fast, expert, on-site service and support around the clock. This service is provided in the U.S., Canada and Europe by approximately 500 highly-trained Company technicians.

         MULTI-VENDOR SERVICES. The principal growth area for the Company's Technical Services business is in multi-vendor maintenance services. By providing service for products made by other OEMs, the Company leverages its considerable expertise and infrastructure by expanding far beyond the range of its own products.

         The Company offers its multi-vendor services using two approaches. First, the Company is an alternative to maintenance services provided by the OEM. For example, the Company offers users of Xerox high-speed laser printers a high-quality, economical alternative to the service offered by Xerox Corporation itself. There is a large installed base of Xerox printers worldwide, and in most cases Xerox has been the only source of field maintenance services for these critical printing systems. In the second approach, the Company contracts with an OEM to provide field maintenance service for that company's end users. This arrangement appeals to manufacturers that have geographically limited maintenance capabilities or no capabilities of their own, or whose own service operations are more costly than the Company's service. The Company services many different makes of RAID products, various SAN and NAS components, Sony CD jukeboxes, IBM optical disc subsystems, Overland tape subsystems and 60 other systems under this type of arrangement.

         The Company is striving to grow its multi-vendor services business through OEM partners and Value Added Resellers ("VAR"). Multi-Vendor Services revenue grew 30% in fiscal 2000, compared with fiscal 1999. Revenue from multi-vendor services represented 30% of Technical Services, total revenue in fiscal 2000, and the Company anticipates this percentage to increase further in fiscal 2001. The growth in the multi-vendor service business does not currently offset completely the decline in micrographics maintenance services; however, the Company believes that growth in its multi-vendor services will exceed the decline in micrographics maintenance revenue in the future.

         In the multi-vendor services business, the Company competes with a number of other providers, including OEMs, for products such as Xerox laser printers, and with other third-party maintenance providers such as DecisionOne Holdings, Eastman Kodak and EMC/Data General.

         MICROGRAPHICS MAINTENANCE SERVICES. The Company believes that it maintains virtually the entire installed base of Anacomp-manufactured COM systems in use today, as well as COM systems manufactured by other suppliers. In addition, the Company provides maintenance services for other micrographics equipment, such as retrieval devices, microfilm scanners, cameras and duplicators. Although this segment of the business is declining, the Company has increased its maintenance market share and continues to generate significant earnings from this segment.

         The Company has no major competitor in its traditional COM and micrographics maintenance services business. The majority of the equipment that Anacomp maintains is its own proprietary equipment.

DATAGRAPHIX-REGISTERED TRADEMARK- BUSINESS UNIT

         During fiscal 2000, due to significant market declines, the Company decided to terminate its traditional hardware manufacturing and related operations - DatagraphiX - and to merge the remaining micrographic supplies and equipment refurbishment operations into its Technical Services business unit. Effective October 1, 2000, the Company eliminated its DatagraphiX business unit that had developed, manufactured, sold and supported a variety of COM systems, CD authoring systems and related peripheral products. It also sold and supported microfilm, chemicals and other consumable supplies for its own and other systems, and it offered a contract manufacturing service to produce products for other companies. The DatagraphiX business unit had its own direct sales force in the U.S. and Europe and sold these products through a network of distributors in many other countries around the world. In addition to manufacturing and sales, DatagraphiX had its own dedicated hardware and software development staff, support organization and material distribution channel.

         COM SYSTEMS. The Company has the world's largest installed base of COM systems in the world. Anacomp's flagship XFP2000-Registered Trademark-COM system remains the premier system in the marketplace, using extremely precise laser optics and advanced film-processing techniques to produce high-quality original and duplicate images of reports and other documents on microfiche or roll microfilm. The XFP2000 is the most widely used COM system in the world, with over 1,000 installations. The Company also uses the XFP2000 for its own COM Document Services operations. While the Company no longer manufactures the XFP2000, the Company continues to offer refurbished XFP2000 COM systems for sale through its Technical Services business unit.

         CD AUTHORING SYSTEMS. The DatagraphiX business unit also produced and sold automated, high-volume CD authoring systems for mainframe and client/server environments, based primarily on a line of products acquired through the Company's acquisition of Data/Ware Development, Inc. ("Data/Ware") in 1997. These systems are used by a variety of customers to write reports, statements, invoices, check images and other important documents in electronic form to high-capacity CD-R media for distribution and archive purposes. The Company also uses these systems for its own CD Document Services operations. The Company sold the assets of its Data/Ware product line to a California-based company named Luminex Software, Inc., effective September 1, 2000. Anacomp's Technical Services business unit continues to provide maintenance service for the installed base of Data/Ware CD Systems, including those systems built and sold by Luminex.

         SUPPLIES. Complementing the installed base of COM Systems is the sale and distribution of consumable supplies for COM production. These supplies were sold through the DatagraphiX direct sales force, through a centralized telesales group and through various distributors worldwide. This telesales group and related distribution organization has moved to the Technical Services business unit in fiscal 2001.

         The primary products in the supplies business are silver halide original COM film (used to produce master images) and non-silver duplicating microfilm (used to produce copies of master images). The majority of silver halide original COM film is sold in what the Company believes is a proprietary package, and thus is currently available only from Anacomp. The Company obtains its silver halide products through an exclusive multi-year supply agreement with The Eastman Kodak Company ("Kodak"). The supplies business also distributes non-proprietary duplicating film to its installed base of COM systems and other micrographics users. The Company obtains its duplicate film products through a long-term supply agreement with SKC America, Inc. The Company believes that the users of its COM systems purchase the majority of their original and duplicate film and related chemicals from the Company.

         In fiscal 1999, the Company developed an innovative new product called the Image Mouse-TM-. This product is an inexpensive, hand-held microfiche reader that uses CMOS imaging technology to capture a digital microfiche image in real time, which can be easily viewed, printed, or used in common PC applications. This device was well-received in initial user test marketing and trials, and was released in production volume early in fiscal 2000. In line with its exit from the manufacturing business, the Company sold the assets of the Image Mouse product line to a Wisconsin-based company named Eye Communications Inc., effective September 1, 2000.

         The Company has no major competitor for its proprietary XFP2000 original COM film business. The Company competes with Fuji Photo Film U.S.A., Inc. ("Fuji"), Agfa-Gevaert AG ("Agfa") and Kodak in the original COM film market for older COM systems, and with Rexam Image Products in the duplicate film segment.

ENGINEERING, RESEARCH, AND DEVELOPMENT

         Anacomp's engineering, research and development expenses totaled $10.1 million in fiscal 2000, $10 million in fiscal 1999, and $9 million in fiscal 1998. The Company anticipates that its research and development efforts will decrease as it moves more to licensing external technology and focuses on being a service provider.

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

RAW MATERIALS AND SUPPLIERS

         Polyester is the principal raw material used in the manufacture of both original and duplicate microfilm products. Costs for polyester remained generally stable in fiscal 2000 as a result of a relative balance between supply and demand. There can be no assurance, however, that the current trend will continue.

         SKC America, Inc. and SKC Limited (collectively, "SKC") is Anacomp's sole supplier of duplicate microfilm under a ten-year supply agreement entered into in 1993. In connection with the supply agreement, SKC also provided Anacomp with a $25 million trade credit facility, which was reduced to $15 million in fiscal 1997 and further reduced to $5 million in the first half of fiscal 1998. Under an amendment to the supply agreement executed in 1996, Anacomp agreed to certain price increases, retroactive to 1994, and agreed to make deferred payments to SKC related to the retroactive price increases. The Company recognized the liability in prior years and is committed to pay the final installment of $1 million in 2001. In addition, the parties amended and restated the supply agreement effective as of July 1, 1997 for the purpose of, among other things, deleting minimum purchase commitments.

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

INDUSTRY SEGMENTS AND FOREIGN OPERATIONS

         As discussed previously, Anacomp manages its business through four operating units providing document management services and solutions. Financial information concerning the Company's four business units is included in Note 21 of the Notes to the Consolidated Financial Statements. Financial information concerning the Company's operations in different geographical areas is included in Note 22 of the Notes to the Consolidated Financial Statements.

ASSOCIATES

         As of September 30, 2000, Anacomp employed approximately 2,300 people at multiple facilities and offices in North America, Brazil, Japan and Europe.

ITEM 2.  PROPERTIES

         The Company's headquarters are in Poway, California. This facility houses the Company's management, engineering, customer service, marketing, technical service operations, Document Services center, finance, accounting, legal and MIS groups. In fiscal 2001, the Company signed a new agreement for its headquarters facility to substantially reduce its leased space. Terms of this new agreement are reflected in this table. The Company also leases office space for its sales and service centers in a variety of locations around the world.

The following table indicates the square footage of Anacomp's leased and owned facilities:


                                             OPERATING           OTHER
                                             FACILITIES       FACILITIES           TOTAL
                                          ----------------  ---------------  ---------------
              United States:
                  Leased.................          737,914          143,344          881,258
                                          ----------------  ---------------  ---------------
              International:
                  Leased.................          145,299           31,202          176,501
                  Owned..................           29,386              ---           29,386
                                          ----------------  ---------------  ---------------
                                                   174,685           31,202          205,887
                                          ----------------  ---------------  ---------------
                    Total................          912,599          174,546        1,087,145
                                          ================  ===============  ===============


         "Other Facilities" consist primarily of leased space of abandoned facilities. Substantially all of the Other Facilities have been sublet to others. The Company considers its facilities adequate for its present needs and does not believe that it would experience any difficulty in replacing any of its present facilities if any of its current agreements were terminated.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and its subsidiaries are potential or named defendants in several lawsuits and claims arising in the ordinary course of business. While the outcome of such claims, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that any liability under the foregoing, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the financial condition or results of operations of the Company.

         On August 29, 1997, Access Solutions International, Inc. ("ASI") filed a complaint for patent infringement in the U.S. District Court, District of Rhode Island against Data/Ware, of which Anacomp is the successor by merger, and Kodak. The complaint seeks injunctive relief and unspecified damages, including attorney's fees, for alleged infringement by Data/Ware and Kodak of ASI's United States Letters Patent No. 4,775,969 for "Optical Disk Storage Format, Method and Apparatus for Emulating a Magnetic Tape Drive" and No. 5,034,914 for "Optical Disk Storage Method and Apparatus with Buffered Interface." Malcolm G. Chace, a co-owner of ASI's patents, has been added as a plaintiff in the case. The Company has assumed the defense of this matter on behalf of both Data/Ware and Kodak, although the Company has also requested indemnification from the principal selling shareholder of Data/Ware. Discovery in this case continues. The court is currently considering the parties' motions for summary judgment. Any trial would probably not occur before the second calendar quarter of 2001. Although there can be no assurance as to the eventual outcome of this matter, the Company believes that it has numerous meritorious arguments and intends to pursue them vigorously.

         In a related matter, the Company has brought a lawsuit in California state court against the principal selling shareholder of Data/Ware, seeking to enforce that shareholder's obligation to indemnify the Company in the ASI litigation. The state court granted the Company's motion for summary adjudication of the shareholder's duty to fund most of the defense of the ASI case, which the shareholder is currently paying into the court's escrow account. Any unfinished discovery in the state court litigation has been postponed until the resolution of the ASI litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the three months ended September 30, 2000, no matters were submitted to a vote of Anacomp's security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the NASDAQ OTC Bulletin Board, as a result of the stock's October 2, 2000 delisting from the NASDAQ National Market. The common stock is traded under the symbol ANCO.OB The following table sets forth the range of high and low closing prices for the Company's common stock for the periods indicated, as reported by NASDAQ:

                               FISCAL YEAR 2000                 FISCAL YEAR 1999
                             ------------------------       ------------------------
                                HIGH          LOW             HIGH          LOW
                             ---------    ---------         ----------   ----------
       First Quarter         $  18.63     $  15.75          $  18.63     $  8.88
       Second Quarter           19.19        15.50             18.50       13.50
       Third Quarter            15.88         2.00             19.25       15.50
       Fourth Quarter            4.50          .25             18.50       15.81

         The Company currently intends to retain all future earnings, if any, for the use in the operation and development of its business and, therefore, does not expect to declare or pay any cash dividends on the Company's capital stock. In addition, the Company's borrowing agreements prohibit the payment of cash dividends on the Company's capital stock.

         As of November 30, 2000, there were approximately 120 holders of record of the Company's common stock. The number of beneficial shareholders of record as of that date was approximately 3,050.

ITEM 6.  SELECTED FINANCIAL DATA

         The following Selected Financial Data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 of this Annual Report on Form 10-K, and with the consolidated financial statements and the related notes thereto included elsewhere herein. (In thousands, except per share data):

                                                                                                                    Predecessor
                                                                  Reorganized Company (a)                            Company (a)
                                          ------------------------------------------------------------------------ ---------------
                                                                                                   Four months       Eight months
                                           Year ended     Year ended    Year ended   Year ended       ended             ended
                                            9/30/00        9/30/99       9/30/98       9/30/97       9/30/96           5/31/96
                                           ----------     ----------    ----------   ----------    -----------       -------------
Revenues.................................. $ 383,197      $ 442,162     $ 394,938    $ 359,275     $ 117,723          $ 256,320

Income (loss) from continuing operations
  before amortization of reorganization
   asset, acquired in-process research &
  development, asset impairment charges
  and restructuring charges...............   (12,545)        51,055        46,516       56,171        17,812             36,626
Income (loss) from continuing operations..   (67,648)       (28,539)      (33,829)     (15,820)       (6,568)            36,626
Income (loss) before extraordinary items..  (111,434)       (67,782)      (66,635)     (56,850)      (22,009)           112,528
Net income (loss).........................  (111,434)(b)    (67,992)(b)   (67,749)(b)  (67,811)(b)   (22,009)(b)        164,970(c)

Basic and diluted loss per share.......... $   (7.70)     $   (4.78)    $   (4.85)   $   (5.05)    $   (2.19)              (d)




                                                                 As of September 30,
                                            ----------------------------------------------------------
                                               2000         1999        1998        1997        1996
                                            ---------    ---------    --------    --------    --------
Current assets............................  $  85,442    $ 117,603    $147,629    $164,485    $160,553
Current liabilities (e)...................    458,673      124,787     119,859     117,625     146,276
Total assets..............................    238,289      330,517     411,837     381,411     428,570
Long-term debt, less current portion (e)..        ---      312,740     338,851     247,889     217,042
Stockholders' equity (deficit)............   (230,926)    (117,636)    (47,492)     14,520      58,569

(a) On May 20, 1996, the Company's Plan of Reorganization was confirmed by the United States Bankruptcy Court and on June 4, 1996, the Company emerged from bankruptcy reorganization. The Plan of Reorganization resulted in a reduction of approximately $174 million in principal and accrued interest on the Company's debt obligations and in liquidation amount and accrued dividends on its preferred stock. As a result of the Reorganization, the recording of the restructuring transaction and the implementation of Fresh Start Reporting, the Company's results of operations after May 31, 1996 (the cutoff date used for financial reporting purposes) (the "Reorganized Company") are not comparable to results reported in prior periods (the "Predecessor Company"). See Note 7 to the accompanying Consolidated Financial Statements for information on the consummation of the Plan of Reorganization and implementation of Fresh Start Reporting.

(b) The net loss for the fiscal years ended September 30, 2000, 1999, 1998 and 1997 and the four months ended September 30, 1996, includes $12 million, $68.4 million, $71.9 million, $72 million and $24.4 million of Reorganization Asset amortization, respectively. In the year ended September 30, 2000, the Company recorded a $28.5 asset impairment charge, a $14.6 million restructuring charge and $9 million of inventory write-downs. During the 1999 fourth quarter, the Company recorded an $8.2 million asset impairment charge and a $3 million write-off of in-process research and development. The 1998 third quarter included an $8.5 million restructuring charge, and an "Extraordinary loss on extinguishment of debt, net of taxes" of $11 million was recorded in 1997.

(c) The net income for the eight months ended May 31, 1996, includes $92.8 million of reorganization items and an extraordinary gain of $52.4 million related to the Company's financial reorganization.

(d) Due to the implementation of Fresh Start Reporting, per share data for the Predecessor Company has been excluded as it is not comparable.

(e) The Company did not pay a required interest payment on its senior subordinated notes on October 1, 2000. Accordingly, the balance outstanding of $311.3 million has been classified as a current liability as of September 30, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND RECENT EVENTS

         Anacomp's revenues, operating results, cash flows and liquidity were negatively impacted by a number of factors during fiscal 2000, including a significant decline in the Company's COM business, restructuring and reorganization of certain of its operations, asset impairments, and negative cash flows related to the docHarbor business unit. The Company responded to these conditions with several initiatives that included: (a) reductions in work force and implementation of other cost savings procedures; (b) the discontinuance of certain portions of its COM business and other operations; and
(c) several key senior management changes, including the appointment of Edward
P. Smoot as President and Chief Executive Officer, effective August 10, 2000.

         Anacomp reported a loss of approximately $111 million and negative cash flows from operations totaling $29 million during fiscal 2000. As of September 30, 2000, the Company had a working capital deficiency of $373 million (including $311 million in senior subordinated notes that were reclassified from long-term to current) and a stockholders' deficit amounting to $231 million.

         The Company is experiencing substantial liquidity issues and is in default on its senior secured revolving credit facility (the "Facility"), which totaled $58 million at September 30, 2000. However, the Company and the lenders for this facility have reached an agreement to amend and continue the senior secured revolving credit facility and -- with respect to those covenants of which the Company is in default -- to provide Anacomp with a forbearance of default remedies valid through February 28, 2001. The forbearance agreement places additional restrictions on the facility and requires the Company to meet additional covenants and operating requirements, including certain spending limitations.

         On October 1, 2000, the Company did not make a required $17 million interest payment to holders of the Company's publicly traded 10-7/8% Senior Subordinated Notes (the "Notes"), which totaled $311 million at September 30, 2000. The Company has initiated discussions with certain holders of these Notes and their legal and financial advisors to consider various alternatives -- including possible debt restructuring -- to resolve Anacomp's liquidity situation. Credit Suisse First Boston has been engaged to serve as the Company's advisors with respect to these Notes.

         In addition to working with lenders and their advisors to address the defaults and seek possible financing alternatives, management is continuing to evaluate all of its operations. New strategic directions are being examined and the Company is determining what other actions might be taken to improve operations and cash flows and help satisfy or restructure debt obligations. Alternatives being explored include possible discontinuance or sale of certain business units or parts thereof and fundamental changes in corporate activities and structure. An example of actions being taken was a reduction in expenditure levels in the Company's docHarbor business unit late in fiscal 2000 to reduce cash outflows. These reductions were designed to bring costs more in line with anticipated revenue growth as well as to comply with requirements imposed by the Company's senior secured lenders. The Company is re-evaluating its strategies and considering many options for the docHarbor business unit, including seeking additional funding, selling this business, re-evaluating the business model, or integration into Anacomp's other business units.

         The Company recorded restructuring charges of $14.6 million in fiscal 2000. These charges reflected reorganizing the workforce in the United States and Europe along four lines of business, reorganizing portions of the corporate staff, and phasing out manufacturing operations. Included in these charges was $10.3 million in employee severance and termination-related costs for approximately 300 employees, substantially all of whom will leave the Company by December 31, 2000. Certain severance payments have been deferred and will be paid throughout calendar year 2001. In addition, the restructuring charges include $1.9 million for professional fees and other costs, $1.4 million for contractual obligations and $1.0 million in facility-related costs. The professional fees relate to termination of facility leases and other costs related to the restructuring of operations and business units.

         Impairment charges totaling $28.5 million were recorded during fiscal 2000. These included $21.4 million for intangibles associated with a portion of the Company's international business. Other impairment charges included $2.7 million to write-off the carrying value of a note receivable from the purchaser of the Company's former Magnetics Division (Anacomp has cancelled this note), $2.4 million for development assets no longer consistent with the Company's strategic direction, and $2.0 million for leasehold improvements and equipment associated with the elimination of manufacturing operations and the downsizing of facilities.

         On June 10, 1999, the Company completed the above-mentioned sale of the Magnetics Division ("Magnetics"). The results of the Magnetics business have been reported separately as discontinued operations in the Consolidated Statements of Operations.

         On May 20, 1996, the Company's Plan of Reorganization was confirmed by the United States Bankruptcy Court and on June 4, 1996, the Company emerged from bankruptcy reorganization. The Plan of Reorganization resulted in a reduction of approximately $174 million in principal and accrued interest on the Company's debt obligations and in liquidation amount and accrued dividends on its preferred stock. As a result of the reorganization, the recording of the restructuring transaction and the implementation of Fresh Start Reporting, the Company's results of operations after May 31, 1996 (the cutoff date used for financial reporting purposes) are not comparable to results reported in prior periods. See Note 7 to the accompanying Consolidated Financial Statements for information on the consummation of the Plan of Reorganization and implementation of Fresh Start Reporting.

RESULTS OF OPERATIONS

         Anacomp reported a net loss of $111.4 million in fiscal 2000, compared with a net loss of $68 million and $67.7 million in fiscal 1999 and 1998, respectively. Earnings before interest, other income, reorganization items, restructuring charges, taxes, depreciation and amortization, asset impairment charges and extraordinary items ("EBITDA") was $26.9 million (7% of revenues) in fiscal 2000, compared with EBITDA of $94.9 million (21.5% of revenues) and $73 million (18.5% of revenues) in fiscal 1999 and 1998, respectively.

FISCAL YEAR ENDED SEPTEMBER 30, 2000 VS. FISCAL YEAR ENDED SEPTEMBER 30, 1999

         REVENUES. The Company's revenues totaled $383.2 million in fiscal 2000, a decrease of 13.3%, or $59 million, from $442.2 million in fiscal 1999. The Company experienced declines in revenues of $40.8 million in its DatagraphiX business line, $13.2 million in Document Solutions, and $8 million in Technical Services. Revenues in the docHarbor business line increased $3 million, nearly double its 1999 revenues.

         The $40.8 million decrease in DatagraphiX revenue resulted primarily from an accelerated decline in the market for COM systems and supplies. This was partially offset by increased revenues from contract manufacturing. On June 1, 2000, the Company announced a restructuring of the DatagraphiX business unit, merging this unit into Anacomp's Technical Services unit, and the discontinuance of manufacturing operations effective October 1, 2000.

         The $13.2 million decrease in Document Solutions revenue was primarily due to a continued decline in its COM outsourcing business. The decrease was partially offset by increased revenues in the Company's digital services business.

         The $8 million decrease in Technical Services revenue was the result of the overall decline in the COM maintenance business. This decline was partially offset by growth in new third-party maintenance agreements.

         The $3 million increase in docHarbor revenues reflects the Company's continued emphasis on new technology, as well as a growing digital customer base.

         GROSS MARGIN. The Company's gross margins decreased 33.6% during the past year, declining from $176 million (39.8% of revenues) in fiscal 1999 to $116.9 million (30.5% of revenues) in fiscal 2000. This decrease was primarily due to results in the DatagraphiX and docHarbor business units.

         The docHarbor gross margin decreased from breakeven in 1999 to a negative $8.1 million in 2000. The decrease was the result of increased investment in docHarbor's infrastructure in fiscal 2000. The DatagraphiX margins, as a percentage of revenue, decreased 22.6%, due primarily to the reduction in revenues, a decision in the fiscal third quarter to eliminate manufacturing operations, and the related $9 million write-down of inventories. Gross margins for Document Solutions and Technical Services remained essentially unchanged from the prior year period at 35% and 47%, respectively.

         ENGINEERING, RESEARCH AND DEVELOPMENT. The Company's research and development spending increased slightly to $10.1 million in fiscal 2000. Spending on digital product offerings, including docHarbor, decreased $0.8 million, or 11.3%, to $7.1 million in 2000, from $7.9 million in 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased 8%, from $92.6 million (20.9% of revenues) in fiscal 1999 to $100.0 million (26.1% of revenues) in fiscal 2000. This increase primarily resulted from increased sales and marketing efforts for the docHarbor and Document Solutions units, as well as severance and other costs related to changes in senior management.

         AMORTIZATION OF REORGANIZATION ASSET. Amortization of reorganization asset decreased 82.5% from $68.4 million (15.5% of revenues) in fiscal 1999 to $12 million (3.1% of revenues) in fiscal 2000. Fiscal year 2000 included only two months of amortization expense compared to a full year of amortization expense in the prior year.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased 13.8%, from $22.4 million (5.1% of revenues) in fiscal 1999 to $19.3 million (5% of revenues) in fiscal 2000. This decrease was primarily the result of the completion of amortization for a number of 1997 acquisitions and reduced amortization related to intangibles written off in the fiscal 1999 fourth quarter.

         RESTRUCTURING CHARGES. In fiscal 2000, the Company recorded restructuring charges of $14.6 million related to the reorganization of its workforce in the United States and Europe along its four lines of business, a reorganization of parts of the Corporate staff, and the phase out of manufacturing operations.

         ASSET IMPAIRMENT CHARGES. In the 1999 third quarter, the Company sold its Magnetics Division for $37 million and a $3 million note due in 2009. In the third quarter of fiscal 2000, it became apparent that the buyers of the Magnetics Division would be unable to repay the note. As a result, the Company has written off the $2.7 million note.

         During the fiscal 2000 third quarter, the Company discontinued certain development projects after determining they were no longer consistent with the Company's strategic direction. This resulted in the write-off of certain assets totaling $2.3 million.

         As a result of discontinuing its manufacturing operations and the downsizing of facilities, the Company recognized a write-down of $2 million related to its leasehold improvements and equipment in fiscal 2000.

         The Company has recorded goodwill impairment charges of $21.4 million. These charges were due to the Company's ongoing liquidity problems, changes in strategic direction and the projected cash flow shortfalls in certain of the international businesses.

         INTEREST EXPENSE AND FEE AMORTIZATION. Interest expense increased 1.6%, from $40.4 million in fiscal 1999 to $41.0 million in fiscal 2000. This was primarily the result of increased borrowings against the Company's credit facility in fiscal year 2000, partially offset by lower average borrowings under the Company's senior subordinated notes.

         PROVISION FOR INCOME TAXES. The provision for income taxes on continuing operations in fiscal 2000 of $1.6 million primarily related to earnings of certain foreign subsidiaries.

         DISCONTINUED OPERATIONS. During the second quarter of fiscal 1999, the Company adopted a plan to divest its Magnetics business. For financial reporting purposes, the divestiture was effective at the end of the second quarter of fiscal 1999, and the Company recognized a gain on the sale of the business during the third quarter of fiscal 1999. However, as a result of changes in the Company's business strategy and the related effect on certain Magnetics Division obligations, the Company revised certain estimates of costs to be incurred in connection with this disposition, resulting in a charge of $1.6 million being recorded in the third quarter of fiscal 2000.

FISCAL YEAR ENDED SEPTEMBER 30, 1999 VS. FISCAL YEAR ENDED SEPTEMBER 30, 1998

         REVENUES. The Company's revenues increased by 12%, or $47.3 million, from $394.9 million in fiscal 1998 to $442.2 million in fiscal 1999. The Company experienced increased revenues of $65.1 million (14.7% of revenues) in its Document Solutions business line, increased revenues of $1.2 million in its docHarbor business line, and a revenue decline of $18.6 million (4.2% of revenues) in its DatagraphiX product lines.

         The $65.1 million increase in Document Solutions revenues resulted primarily from the June 1, 1998 acquisition of First Image Management Company ("First Image") and the inclusion of its operating results for the entire year ended September 30, 1999, compared to four months in the prior year.

         The $1.2 million increase in docHarbor revenue in fiscal 1999 is a 347% increase from 1998 and reflects the company's continued emphasis on new technology. The Company secured new contracts with four major customers in 1999. In addition, 1999 results included a full year of revenues from contracts initiated in 1998.

         The $18.6 million decrease in DatagraphiX revenue was the result of the Company's discontinuance of the sale of duplicate microfilm to the reseller market in the 1998 fourth quarter, as well as the declining sales of original COM microfilm and duplicate microfilm, which is consistent with the gradual decline of COM units in service worldwide.

         GROSS MARGIN. The Company's gross margins increased 11.1% from $158.4 million (40.1% of revenues) in fiscal 1998 to $176 million (40% of revenues) in fiscal 1999.

         The Document Solutions margins, as a percentage of revenue, decreased
2.8 percentage points from 1998 to 1999. The decrease was the result of decreases in average selling prices and of costs incurred for the consolidation of the First Image business data centers. The Technical Services margins, as a percentage of revenue, were essentially unchanged from 1998 to 1999. The DatagraphiX margins, as a percentage of revenue, increased 3.8 percentage points because of an increase in hardware sales and the discontinuance in the 1998 fourth quarter of lower margin duplicate film sales.

         In the fourth quarter of fiscal year 1999, the Company recorded an impaired asset charge of $8.2 million based on a review of each of the Company's acquisitions, projected future undiscounted cash flows and modifications to its strategic direction.

         ENGINEERING, RESEARCH AND DEVELOPMENT. The Company's research and development spending increased 10.5% from $9 million in fiscal 1998 to $10 million in fiscal 1999. Spending on digital product offerings, including the Electronic Policy Warehouse and docHarbor, increased $3.2 million, or 69% to $7.9 million in 1999 from $4.7 million in 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased 2.1% from $90.7 million (23% of revenues) in fiscal 1998 to $92.6 million (20.9% of revenues) in fiscal 1999. This increase in expense resulted primarily from operating costs of the First Image business and costs related to the new strategic marketing initiatives.

         WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. The write-off of acquired in-process research and development costs of $3 million, incurred in the fourth quarter of 1999, relates to the acquisition of Adesso.

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

         DISCONTINUED OPERATIONS. During the second quarter of 1999, the Company adopted a plan to divest its Magnetics business. For financial reporting purposes, the divestiture was effective as of the end of the second quarter of fiscal 1999. Magnetics recognized income from operations of $0.8 million for the six months ending March 31, 1999 compared to $2.2 million for all of 1998. The Company recognized a net gain of $2.2 million on the sale of Magnetics in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a Facility with a syndicate of banks and Fleet National Bank ("Fleet") as agent (collectively, "the Bank Group"). The outstanding borrowings under the Facility were $57.7 million at September 30, 2000. With the release of the Company's financial results at June 30, 2000, the Company was in violation of certain of the Facility's financial covenants. During the third quarter of fiscal 2000, the Company reached an agreement with the Bank Group to amend the Facility and to provide Anacomp with a waiver, which was in effect through October 26, 2000, with respect to those covenants for which the Company was in default. On October 26, 2000, the Bank Group declared Anacomp in violation of certain financial covenants of the Facility and the Company entered into a forbearance agreement with the Bank Group to amend the Facility and to delay the exercise of certain rights and remedies provided to the Bank Group under the Facility until February 28, 2001.

         Significant provisions of the forbearance agreement are: (a) a reduction of the Facility commitment from $75 million to $64.2 million, with scheduled commitment reductions of $0.4 million on December 15, 2000 (such reduction payment was made by the Company by December 15, 2000) and another $0.4 million on January 31, 2001; (b) all proceeds of Company asset dispositions must be used to reduce the outstanding borrowings which will also permanently reduce the Facility commitment; (c) the Eurocurrency interest rate option was suspended and the Base Rate interest rate option was increased by 1%, with the accrual of another 1% to be paid in the event that the outstanding borrowings are not reduced by $20 million by February 28, 2001; (d) the maturity date of the Facility was changed from June 15, 2003 to June 15, 2002; (e) the Company may not provide funds to the docHarbor business unit in excess of an agreed-upon budget; (f) the Company must provide a reintegration budget for docHarbor by January 15, 2001 if the docHarbor business unit cannot be recapitalized with new external funding or sold by that date; (g) the Company may not remit funds to its foreign subsidiaries; and (h) the Company is prohibited from making any payment in satisfaction of the Senior Subordinated Notes or any related accrued interest.

         As of December 20, 2000, the commitments under the Facility, as amended, amounted to $63.8 million. The Facility is available for borrowings of up to $58 million and for letters of credit of up to $5.8 million. The outstanding borrowings total $57.6 million at December 20, 2000.

         Letters of credit outstanding against the Facility totaled $5.3 million and $5.1 million at September 30, 2000 and 1999, respectively. A new letter of credit was issued for $0.9 million in December 2000 and an existing letter of credit was reduced by $0.4 million to stay within the allowable commitment.

         Loans under the Facility bear interest, payable monthly, at the Base Rate plus 1.75%, plus accrued interest of another 1% if the outstanding loans are not reduced by $20 million by February 28, 2001. The Facility is secured by virtually all of the Company's assets and 65% of the capital stock of the Company's foreign subsidiaries.

         If the Company remains in compliance with the forbearance agreement and makes progress in improving its business operations, the Bank Group may continue to work with the Company to resolve its debt issues beyond February 28, 2001. Management believes that the Company's ability to meet the Bank Group's objectives by that date will significantly influence the resolution of the debt issues faced by the Company. Although the Company has only limited access to its Facility through February 2001, management believes that, with the exception of the $17 million interest payment due on its Notes, it will be able to meet its financial obligations during that time period.

         In the event the Bank Group accelerates payment of Anacomp's outstanding borrowings, the Company's ability to make such payment would be dependent on generating sufficient cash from potential asset sales or obtaining alternate financing. See "Overview and Recent Events". There can be no assurance that the Company will be able to execute potential asset sales or obtain alternate financing on terms acceptable to the Company, if at all.

         The Company has outstanding $311 million of Notes. An interest payment on the Notes of approximately $17 million is due semi-annually on October 1 and April 1 of each year. The Company did not make the interest payment that was due on October 1, 2000. Fleet provided notice to the trustee of the Notes on October 26, 2000 ("the Notice Date") that the Company was in default of certain covenant provisions in the Facility. Under the provisions of the indenture governing the Notes, the Company cannot make payments in satisfaction of the Notes or any related accrued interest for 179 days from the Notice Date.

         The Company has initiated discussions with certain of the holders of the Notes and their legal and financial advisors to explore various alternatives -- including a possible debt restructuring -- to resolve the Company's liquidity situation. The Company has engaged Credit Suisse First Boston to serve as advisors regarding financial alternatives with respect to the outstanding Notes. The Company intends, subject to Note holder approval, to restructure its subordinated debt without any adverse impact upon Anacomp's trade and other creditors.

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

         Anacomp had a working capital deficiency of $373 million primarily as a result of the reclassification -- from long-term to current -- of $311 million in Notes at September 30, 2000 and $49 million of increased borrowings against the Facility. Negative working capital at September 30, 1999 was $7.2 million.

         Net cash used in operating activities was $29.1 million in fiscal 2000. Excluding non-cash charges, the Company's net loss resulted in $28 million used in operating activities. Changes in operating assets and liabilities resulted in $3.5 million provided by operating activities and cash used in discontinued operations was $4.6 million. Net cash provided by operating activities in fiscal 1999 was $42.4 million.

         Net cash used in investing activities was $19.4 million in fiscal 2000, compared with $28.5 million in fiscal 1999. The decrease was primarily the result of minimal acquisition costs in fiscal 2000 as compared to 1999 and decreased expenditures for property and equipment in fiscal 2000, compared with 1999. Overall, the Company's financial condition in fiscal 2000 did not allow the Company to undertake significant investment activities.

         Net cash provided by financing activities was $52.9 million in fiscal 2000, compared with net cash used of $20.3 million in fiscal 1999. This increase was primarily the result of $48.8 million in net proceeds from the Company's Facility in fiscal 2000, used to fund operating and capital requirements, compared with the Company's use of cash to repurchase $25 million in subordinated notes and $8.8 million of Company common stock during fiscal 1999.

         The Company's cash balance as of September 30, 2000 was $14 million, compared with $11.1 million at September 30, 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Revenues generated outside the United States, as a percentage of total revenues, were 29% in 2000, 26% in 1999 and 31% in 1998. Fluctuations in foreign exchange rates could impact operating results through translation of the Company's subsidiaries' financial statements.

         The Company has U.S. Dollar fixed rate indebtedness and in April 2000 entered into a currency swap agreement that hedges the U.S. Dollar value of the Company's investment in the net assets of its Swiss subsidiary. The Company is exposed to the risk of future currency exchange rate fluctuations, which is accounted for as an adjustment to stockholders' equity. Therefore, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. Dollar have had and will continue to have an impact on the accumulated other comprehensive loss component of stockholders' equity reported by the Company, and such effect may be material in any individual reporting period.

         The Company's bank revolving credit facility is affected by the general level of U.S. interest rates. The Company had $57.7 million outstanding under its bank line of credit on September 30, 2000.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary financial information appear on pages A-1 to A-30 of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         DIRECTORS. The following table sets forth the name of each of the Company's directors, his age (as of December 8, 2000), his principal occupation and his five-year business history. Each director has served as such since June 4, 1996, and was last reelected on February 8, 2000 to serve a one-year term and thereafter until his respective successor is elected and qualified.

NAME                                 AGE       PRINCIPAL OCCUPATION
----------------------------       --------    ------------------------------------------------
Talton R. Embry                       54          Chairman and Chief Investment Officer, Magten
                                                    Asset Management Corp.
Darius W. Gaskins, Jr.                61          Partner, High Street Associates, Inc.
George A. Poole, Jr.                  69          Private investor
Lewis Solomon                         67          Chairman of the Board of the Company; Chief
                                                    Executive Officer, Broadband Services, Inc.;
                                                    Chairman, G&L Investments

         TALTON R. EMBRY has been Chairman and Chief Investment Officer of Magten Asset Management Corp. since 1978. Mr. Embry is also a director of BDK Holdings, Inc., Combined Broadcasting, Inc., Salant Corporation, First Union Real Estate Equity and Mortgage Investments and Imperial Parking Corporation.

         On February 26, 1996, Magten and the Maryland Securities Commissioner entered into a consent order whereby Magten paid a fine of $1,500. The Maryland Securities Commissioner alleged that Magten effected investment advisory transactions in Maryland prior to its registration as a Maryland investment adviser. Magten is currently registered as an investment adviser in Maryland, and its activities are not restricted.

         DARIUS W. GASKINS, JR. has been a partner of High Street Associates, Inc. since 1991, as well as a founding partner of Norbridge, a consulting firm founded in 1993. Mr. Gaskins also serves as a director of Northwestern Steel and Wire Company, Sapient, Inc. and R.H. Donnelley Corporation.

         GEORGE A. POOLE, JR. has been a private investor for more than the past five years and serves as a director of Harvard Industries, Inc.

         LEWIS SOLOMON has served as a director since June 4, 1996 and was elected Lead Director on that date. He was elected Co-Chairman of the Board effective May 1, 1997, and Chairman of the Board on August 10, 2000. Mr. Solomon serves as Chief Executive Officer of Broadband Services, Inc. (since
1999) and Chairman of G&L Investments (since 1990). He also serves as a director of Anadigics, Inc., Artesyn Technologies, Inc. and Terayon Communications Systems.

         EXECUTIVE OFFICERS. The current executive officers of the Company, their ages (as of December 8, 2000) and their positions with the Company are listed in the following table:

NAME                                    AGE        POSITION
------------------------------         -------     ------------------------------------------------------
Edward P. Smoot                          63        President and Chief Executive Officer
David B. Hiatt                           54        Executive Vice President and Chief Operating Officer
Peter Williams                           48        Executive Vice President
Linster W. Fox                           51        Senior Vice President and Chief Financial Officer
William C. Ater                          60        Senior Vice President and Chief Administration Officer
Thomas L. Brown                          44        Senior Vice President and Treasurer
Jeffrey R. Cramer                        47        Senior Vice President
William E. Farrant                       46        Senior Vice President
George C. Gaskin                         41        Senior Vice President, General Counsel and Secretary
Kevin O'Neill                            46        Senior Vice President
Emery E. Skarupa                         48        Senior Vice President
Jay E. Trageser                          43        Senior Vice President
Paul J. Najar                            38        Vice President -- Administration and General Counsel

         The business experience of each executive officer for the past five years is described below. Each executive officer is elected for a term of one year and holds office until his successor is chosen and qualified or until his earlier death, resignation or removal.

         EDWARD P. SMOOT was elected President and Chief Executive Officer on August 10, 2000. Prior to joining the Company, Mr. Smoot was President and Chief Executive Officer of Nelco International from 1993 until 1999.

         DAVID B. HIATT was elected Executive Vice President and Chief Operating Officer on November 15, 2000, having served as Executive Vice President and Chief Financial Officer since joining Anacomp in April 1999. Prior to joining Anacomp, Mr. Hiatt served as Senior Vice President, Finance and Administration and Chief Financial Officer for Molecular Simulations Inc. from April 1992 to October 1998. Before that, Mr. Hiatt served as Vice President, Finance and Administration, and Chief Financial Officer at Language Technology Inc. from October 1986 to September 1991.

         PETER WILLIAMS was elected Executive Vice President on November 16, 1998, having served as Senior Vice President and General Manager -- International Business since November 1997. From October 1995 to November 1997, Mr. Williams served as President -- Magnetics Group. Previously, Mr. Williams served as General Manager -- Magnetics European Group from 1993 to September 1995. Prior to that, Mr. Williams served from 1990 to 1993 as Vice President, Wales Operations -- Magnetics.

         LINSTER W. FOX was elected Senior Vice President and Chief Financial Officer on November 15, 2000, having served as Senior Vice President and Corporate Controller since August 2, 1999, and Vice President and Controller since July 1998. From January 1996 to June 1998, Mr. Fox served as Vice President and U.S. Controller. Previously, Mr. Fox served as Vice President and Controller of Poway Operations from May 1995 to December 1995. From October 1992 to May 1995, Mr. Fox was Vice President of Finance and Administration for Poway Operations. Prior to that, Mr. Fox served as Vice President of Finance and Administration for International Operations from October 1990 to October 1992.

         WILLIAM C. ATER was elected Senior Vice President on August 13, 1997 and Chief Administrative Officer in February 1988. He served as Secretary from March 1985 until November 1999.

         THOMAS L. BROWN was elected Senior Vice President and Treasurer on August 10, 2000, having served as Vice President and Treasurer since May 19, 1996. From January 1995 to April 1996, Mr. Brown served as Corporate Controller of Hurco Companies, Inc. Mr. Brown had previously served as Assistant Vice President -- Financial Reporting and Analysis for the Company from March 1991 until January 1995.

         JEFFREY R. CRAMER was elected Senior Vice President -- Technical Services on August 13, 1997. Mr. Cramer joined Anacomp in July 1996 with the Company's acquisition of COM Products, Inc. ("CPI"), and served as Senior Vice President-Business Development from February to August 1997. Mr. Cramer had served as President of CPI since March 1987.

         WILLIAM E. FARRANT was elected Senior Vice President -- Support Services on November 16, 1998. Mr. Farrant had previously served as Vice President -- U.S. Group Operations from October 1994 to January 1998. Prior to that, Mr. Farrant was Director -- Product Management from December 1992 to October 1994.

         GEORGE C. GASKIN was elected Secretary on November 15, 1999, and was previously elected Senior Vice President, General Counsel and Assistant Secretary on November 17, 1997. He had served as Vice President -- Legal and Assistant Secretary since June 1996. From July 1990 to June 1996, Mr. Gaskin served as Corporate Counsel and Assistant Secretary. Mr. Gaskin is resigning from all positions with Anacomp, effective December 29, 2000.

         KEVIN M. O'NEILL was elected Senior Vice President -- Corporate Relations and Development on August 10, 2000, having served as Senior Vice President -- Corporate Development and Marketing since November 16, 1998. Mr. O'Neill also served at Senior Vice President -- Strategy, Business and Product Development between May and November 1998. From August 1997 to May 1998, Mr. O'Neill served as Senior Vice President -- Business Development and Strategy, after serving as Senior Vice President -- Global Marketing since June 1996. Mr. O'Neill had served as Vice President -- Global Marketing from 1995 until June 1996. From 1994 to 1995, Mr. O'Neill served as Vice President of Marketing, Strategic Resellers Group. Mr. O'Neill had previously served as Senior Director, Marketing and Product Development for Fujitsu -- ICL Systems, Inc.

         EMERY E. SKARUPA was elected Senior Vice President -- Manufacturing and Materials on August 13, 1997. Mr. Skarupa joined the Company in November 1993 as Director of Purchasing and was promoted to Vice President of Materials in May 1996. Prior to joining Anacomp, Mr. Skarupa served as Director of Materials for Abex Aerospace, a division of Abex Corp., since January 1991. Mr. Skarupa is resigning from all positions with Anacomp, effective December 29, 2000.

         JAY E. TRAGESER was elected Senior Vice President -- docHarbor on August 10, 2000, having served as Senior Vice President of Engineering and Operations since May 1, 2000. From August 1999 until May 2000, Mr. Trageser was Senior Vice President of R&D. Prior to Anacomp's August 1999 acquisition of Litton Adesso Software, Inc. ("Adesso"), a subsidiary of TASC, Inc. ("TASC"), Mr. Trageser served as Adesso's Vice President of Engineering from August 1997 to August 1999 and its Director of Projects from July 1996 to August 1997. Mr. Trageser also worked for TASC from 1985 to 1996.

         PAUL J. NAJAR was elected Vice President -- Administration and General Counsel on November 15, 2000. Mr. Najar had served as Assistant General Counsel and Assistant Secretary since joining the Company in October 1996. Prior to joining Anacomp, Mr. Najar was an attorney for the University of California, Irvine from May 1992 to October 1996.

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following Summary Compensation Table sets forth as to the Company's chief executive officer and the other four most highly compensated executive officers (collectively, the "Named Executive Officers") all compensation awarded to, earned by, or paid to the Named Executive Officers for all services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended September 30, 2000, 1999 and 1998, except as may otherwise be specifically noted. (Note: The position indicated for Mr. Hiatt was the position that he held during the 2000 fiscal year. Effective November 15, 2000, Mr. Hiatt was elected to the position of Chief Operating Officer and ceased to serve as Chief Financial Officer.)

         Ralph W. Koehrer served as President and Chief Executive Officer of the Company during fiscal 2000 until his resignation on May 5, 2000. Following Mr. Koehrer's resignation, Richard D. Jackson and Lewis Solomon, at that time serving as Co-Chairman of the Board of Directors, agreed to also serve as Co-Chief Executive Officers of the Company until a replacement for Mr. Koehrer could be found. On August 10, 2000, Edward P. Smoot was elected by the Board of Directors to serve as the Company's President and Chief Executive Officer. The Summary Compensation Table sets forth compensation paid to Messrs. Koehrer, Jackson, Solomon and Smoot each in their capacity as Chief Executive Officer. The table also includes compensation paid to Donald
W. Thurman, who served as Executive Vice President and Chief Operating Officer of the Company until his resignation on August 31, 2000.

  -------------------------------------- --------- ---------------------------------------- ---------------- ----------------
                                                                                               LONG-TERM
                                                                                             COMPENSATION
                                                              ANNUAL COMPENSATION               AWARDS
  -------------------------------------- --------- ---------------------------------------- ---------------- ----------------
                                                                             OTHER ANNUAL      SECURITIES        ALL OTHER
                                          FISCAL      SALARY       BONUS     COMPENSATION      UNDERLYING      COMPENSATION
  NAME AND PRINCIPAL POSITION              YEAR         ($)         ($)         ($)(1)         OPTIONS (#)        ($)(9)
  -------------------------------------- --------- ------------ ---------- ---------------- ---------------- ----------------
  Ralph W. Koehrer                           2000      301,539     33,750         1,185(2)               --       1,010,361(10)
    President, Chief Executive Officer       1999      415,385    366,195               --               --           1,179
    and Director (10/1/99 - 5/5/00)          1998      392,308    205,568               --           42,500           6,402
  -------------------------------------- --------- ------------ ---------- ---------------- ---------------- ----------------
  Richard D. Jackson                         2000      287,500         --              (3)               --              --
    Co-Chief Executive Officer               1999           --         --               --               --              --
    and Co-Chairman of the Board             1998           --         --               --               --              --
    (5/5/00 - 8/10/00)
  -------------------------------------- --------- ------------ ---------- ---------------- ---------------- ----------------
  Lewis Solomon                              2000      187,500         --              (3)            2,500              --
    Co-Chief Executive Officer               1999           --         --               --            2,500              --
    and Co-Chairman of the Board             1998           --         --               --            2,500              --
    (5/5/00 - 8/10/00)
  -------------------------------------- --------- ------------ ---------- ---------------- ---------------- ----------------
  Edward P. Smoot                            2000       70,184         --               --               --             246
    President and Chief                      1999           --         --               --               --              --
    Executive Officer                        1998           --         --               --               --              --
    (8/10/00 - present)
  -------------------------------------- --------- ------------ ---------- ---------------- ---------------- ----------------
  Peter Williams                             2000      175,526     48,943       155,495(4)               --           4,428
    Executive Vice President                 1999      175,000    127,469         5,564(5)           40,000             716
                                             1998      165,934    128,748        15,436(5)           35,000           2,392
  -------------------------------------- --------- ------------ ---------- ---------------- ---------------- ----------------
  William C. Ater                            2000      220,258     25,000       199,502(6)               --           6,361
    Senior Vice President                    1999      180,675     71,194               --               --           8,114(11)
                                             1998      174,196     69,734               --           15,000           7,402(11)
  -------------------------------------- --------- ------------ ---------- ---------------- ---------------- ----------------
  David B. Hiatt                             2000      225,385      9,450               --               --           3,054
    Executive Vice President                 1999       88,846     41,370               --          100,000           1,147(11)
    and Chief Financial Officer              1998           --         --               --               --              --
  -------------------------------------- --------- ------------ ---------- ---------------- ---------------- ----------------
  William E. Farrant                         2000      176,692     30,519               --           27,500           2,369
    Senior Vice President                    1999      144,000     67,395               --            5,000           2,432(11)
                                             1998      144,000     62,064               --            5,000           1,302(11)
  -------------------------------------- --------- ------------ ---------- ---------------- ---------------- ----------------
  Donald W. Thurman                          2000      288,173     20,250         9,322(7)               --          17,520(12)
    Executive Vice President and             1999      207,500    142,080       150,000(8)           45,000           2,851(11)
    Chief Operating Officer                  1998      176,154     75,342               --           30,000           1,902(11)
    (10/1/99 - 8/31/00)
  -------------------------------------- --------- ------------ ---------- ---------------- ---------------- ----------------

(1) Except as noted below, the aggregate amount of perquisites and other personal benefits, securities or property, given to each Named Executive Officer valued on the basis of aggregate incremental cost to the Company did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus for each such officer during fiscal 2000, 1999 and 1998.
(2)  Represents an income tax assistance payment.
(3) See "Director Compensation" below for a description of compensation paid to Messrs. Jackson and Solomon in their capacities as directors, Co-Chairmen of the Board and non-employee members of the Executive Committee.
(4) Consisting of a $138,376 relocation bonus and a $13,119 automobile and gasoline allowance.
(5)  Represents an automobile and gasoline allowance.
(6)  Represents an early payout from a deferred compensation plan.
(7) Represents $4,628 in relocation expenses and $4,693 in income tax assistance for certain relocation expense reimbursements.
(8)  Represents a relocation bonus.
(9) For each Named Executive Officer, includes reimbursement of medical expenses, as well as premiums paid by the Company on a group term life insurance policy for the benefit of each such person (and with respect to Dr. Williams, for his dependents).
(10) Includes a $1,000,000 lump-sum severance payment. See "Employment Contracts" below.
(11) Includes a $1,000 contribution made by the Company to the Anacomp Savings Plus (or 401(k)) Plan.
(12) Includes $15,384 in severance payments paid during fiscal 2000. See "Employment Contracts" below.

                              DIRECTOR COMPENSATION

         Directors who are not employees of the Company receive $1,250 for each directors' and committee meeting attended in person, $1,000 for each such meeting attended by telephone, $625 for each committee meeting attended on the same day as a board meeting, and an annual retainer of $12,500. Employee directors receive no fees. Each of the non-employee directors was granted options in November 1996 to purchase 5,000 shares of Common Stock and in February 1997 to purchase 20,000 shares of Common Stock. In addition, Messrs. Jackson and Solomon, as the non-employee members of the Executive Committee as well as the Co-Chairmen of the Board, receive a retainer of $60,000 per year, payable $15,000 per quarter. For fiscal 2000, the total compensation paid to Messrs. Jackson and Solomon in the foregoing capacities totaled $105,500 and $91,125, respectively. Each of the Co-Chairmen also received an additional option to purchase 25,000 shares of Common Stock. Finally, see the "Summary Compensation Table" above for a description of the additional compensation that Messrs. Jackson and Solomon each received during fiscal year 2000 for serving as Co-Chief Executive Officer of the Company during a portion of such year.

                                  STOCK OPTIONS

         As indicated in the Summary Compensation Table, stock option grants were made to Lewis Solomon and William E. Farrant during fiscal 2000, the only two Named Executive Officers who received option grants. The following table sets forth additional information concerning those grants.

                          OPTION GRANTS IN FISCAL 2000

                                                                             Potential Realizable Value at
                         Number of    % of Total                                Assumed Annual Rates of
                         Securities     Options                                 Stock Price Appreciation
                         Underlying   Granted to    Exercise                   for 10-Year Option Term(4)
                          Options    Employees in    Price    Expiration  ------------------------------------
         Name            Granted(#)   Fiscal Year    ($/Sh)      Date             5%($)             10%($)
----------------------- ------------ ------------- ---------- ----------- ------------------- ----------------
Lewis Solomon                625(1)      0.2       $16.5625   10/1/2009                6,510           16,498
                             625(1)      0.2       $18.1875    1/1/2010                7,149           18,116
                             625(1)      0.2       $15.5625    4/1/2010                6,117           15,502
                             625(1)      0.2       $ 3.2500    7/1/2010                1,278            3,237
William E. Farrant        25,000(2)      7.2       $12.3125    5/1/2010              193,580          490,583
                           2,500(3)      0.7       $17.5000   11/15/2009              27,515           69,727

----------------------------------
(1) All of the options granted vest six months following the date of grant. 1,875 of the options are now vested, with the remaining 625 options vesting April 1, 2001.
(2) Of the options granted, 8,334 vest on 5/1/01, 8,333 vest on 5/1/02 and 8,333 vest on 5/1/03.
(3) Of the options granted, 834 vested on 11/15/00, 833 vest on 11/15/01, and 833 vest on 11/15/02.
(4) The figures shown are potential future undiscounted values based upon the actual option term and annual compounding at the applicable rate. Potential realizable value equals the stock price at the end of the option term less the exercise price, times the number of options granted.


         None of the Named Executive Officers exercised any options during fiscal 2000. The following table sets forth information regarding all options held at September 30, 2000 by the Named Executive Officers.

                          FISCAL YEAR-END OPTION VALUES

                             Number of Unexercised Options      Value of Unexercised
                                    at FY-End (#)               In-the-money Options
                                     Exercisable/                   at FY-End ($)
           Name                     Unexercisable           Exercisable/Unexercisable (1)
---------------------------  -----------------------------  -----------------------------
Ralph W. Koehrer                        200,000/0                         0/0
Richard D. Jackson                       46,875/0                         0/0
Lewis Solomon                        51,738/1,250                         0/0
Edward P. Smoot                               0/0                         0/0
Peter Williams                      60,000/40,000                         0/0
David B. Hiatt                      25,000/75,000                         0/0
William E. Farrant                  15,000/32,500                         0/0
Donald W. Thurman                       125,000/0                         0/0

----------------------------------
(1) Based upon the September 30, 2000 closing price of $.4375 for the Common Stock on the NASDAQ National Market.


                               PENSION PLAN TABLE

         The following table illustrates the estimated aggregate annual benefits payable at normal retirement under the Anacomp Ltd. 1997 Pension Plan (the "U.K. Pension Plan") for various combinations of compensation and years of service, assuming (i) retirement at age 65 and (ii) the lower earnings limit offset in force in the United Kingdom on September 30, 2000 (approximately U.S. $3,784). Benefits under the U.K. Pension Plan are only available to employees of Anacomp Ltd., a wholly-owned subsidiary of the Company organized in the United Kingdom. Peter Williams is the only Named Executive Officer eligible to participate in the U.K. Pension Plan. (All amounts below are expressed in U.S. dollars.)


                                 YEARS OF SERVICE

           AVERAGE
         PENSIONABLE
           SALARY                15              20               25               30               35
                                 --              --               --               --               --
         $ 125,000            $31,250         $41,667          $52,083          $62,500          $72,917
           150,000             37,500          50,000           62,500           75,000           87,500
           175,000             43,750          58,333           72,917           87,500          102,084
           200,000             50,000          66,667           83,334          100,000          116,667
           225,000             56,250          75,000           93,750          112,500          131,250
           250,000             62,500          83,334          104,167          125,000          145,834
           300,000             75,000         100,000          125,000          150,000          175,000
           400,000            100,000         133,334          166,667          200,000          233,334
           450,000            112,500         150,000          187,500          225,000          262,501
           500,000            125,000         166,667          208,334          250,001          291,667

         A participant's annual retirement pension is equal to one-sixtieth of his or her average pensionable salary for the previous three years, multiplied by his or her years of pensionable service. "Pensionable salary" is equal to a participant's total gross earnings for the previous British tax year (from April 6 to the following April 5), less a lower earnings limit offset established by the British government (approximately $3,784 as of April 6, 2000).

         As of April 6, 2000 (the start of the most recent British tax year), Peter Williams had a pensionable salary of approximately $269,186 and had approximately 16 years and two months of credited service for purposes of calculating retirement benefits. The compensation reported for Dr. Williams in the Summary Compensation Table does not correspond to his pensionable salary under the U.K. Pension Plan, in part because the Company's fiscal year is not concurrent with the British tax year.

EMPLOYMENT CONTRACTS

         Of the Named Executive Officers, only Peter Williams and David B. Hiatt are currently parties to an employment agreement with the Company. However, Ralph W. Koehrer, William C. Ater and Donald W. Thurman were each parties to an employment agreement with the Company that was superceded during fiscal 2000 by an agreement terminating such employment. Set forth below is a brief description of each such employment or termination agreement.

         RALPH W. KOEHRER. Mr. Koehrer entered into an employment agreement with the Company, dated December 7, 1997, but with an effective date of October 1, 1997, which provides for an initial term of three years and which is automatically renewable thereafter for additional one-year terms. As a part of that employment agreement, Mr. Koehrer also entered into a covenant not to compete with the Company while an employee or as a consultant to the Company after any termination of employment, and not to solicit the Company's customers for a period of two years following any termination of employment.

         On May 1, 2000, Mr. Koehrer and the Company entered into an agreement pursuant to which the parties agreed to terminate Mr. Koehrer's employment agreement, effective May 5, 2000. In connection therewith, the Company agreed, among other matters: (a) to pay Mr. Koehrer his $400,000 base salary through May 31, 2000; (b) to pay Mr. Koehrer severance of $1,000,000 in a lump sum; and (c) to allow Mr. Koehrer to exercise all options to acquire the Company's common stock until May 31, 2001. In connection with Mr. Koehrer's separation from the Company, he agreed to honor the covenant not to compete and customer non-solicitation clauses set forth in his employment agreement.

         PETER WILLIAMS. Dr. Williams entered into an employment agreement with the Company and Xidex UK Limited, an indirect, wholly-owned subsidiary of the Company ("Xidex"), dated May 3, 1995, but effective October 1, 1994 (The employment agreement has since been assigned to Anacomp Ltd., Xidex' parent corporation). The term of such employment agreement continues until it is terminated by either Dr. Williams or the Company giving the other party not less than 12 calendar months' notice in writing. As a part of that employment agreement, he has also entered into a covenant not to compete with the Company's magnetic media business for a period of one year following any termination of employment and not to solicit the Company's customers for a period of one year following any termination of employment.

         In past years, many of Anacomp's employees (including its executive officers) participated in a compensation plan in which a significant portion of their compensation (typically 35%) was dependent upon the achievement of certain financial goals. Typically, no bonus amounts would be earned on any element of the incentive plan with performance less than 90%. As a result of the Company's disappointing financial performance in fiscal 2000, the Named Executive Officers received only a modest portion of their targeted bonus compensation. See "Summary Compensation Table" above. To conserve cash, the Company has not yet implemented individual bonus programs for fiscal 2001, and the Named Executive Officers are only being paid a base salary. (Dr. Williams' base salary for fiscal 2001 is $200,000.) However, the Company has established a bonus pool for the first quarter of fiscal 2001 that will be paid based upon the Company's performance against a corporate goal with respect to cash generation, and the Named Executive Officers are participating in that bonus pool. As the Company's restructuring efforts progress, the Company anticipates that it will reimplement an incentive compensation plan for its employees, including the Named Executive Officers.

         Dr. Williams' employment agreement provides that in the event of a merger or consolidation or a transfer of substantially all of Xidex's assets or a change in control of Xidex, Dr. Williams will receive a severance allowance equal to his prior 12 months' compensation if he is subsequently terminated without cause or if he deems a termination to have occurred due to a demotion, transfer or reduction in compensation. Dr. Williams is also entitled to such severance allowance if he is terminated without cause by Xidex or if he deems a termination to have occurred due to a demotion, transfer or reduction in compensation. Finally, if Dr. Williams is terminated by reason of redundancy (also known as a reduction in force), then in addition to the severance allowance described above (but in lieu of the 12 months' notice) Dr. Williams would be entitled to a payment equal to twice his weekly compensation multiplied by his years of service.

         WILLIAM C. ATER. Mr. Ater entered into an employment agreement with the Company effective October 1, 1992. The original term of the agreement expired on September 30, 1995, but it has been renewed for successive on-year terms with the current term expiring on September 30, 1999. Such agreement was amended on June 25, 1996. As a part of that employment agreement, he has also entered into a covenant not to compete with the Company for a period of one year following any termination of employment and not to solicit the Company's customers for a period of two years following any termination of employment.

         On October 27, 1999, Mr. Ater and the Company entered into an agreement pursuant to which the parties agreed to terminate Mr. Ater's employment agreement, effective December 31, 1999. In connection therewith, the parties agreed that for two years commencing January 1, 2000, Mr. Ater would continue to work for Anacomp on a part-time basis, to work on special projects assigned by the chief executive officer. For such services, the Company agreed to pay Mr. Ater $1,500 per day, and agreed to pay for a minimum of 10 days per month in calendar 2000 and a minimum of 5 days per month in calendar 2001.

         Under the new agreement reached with Mr. Ater, the Company also agreed to pay him his bonus for the first quarter of fiscal 2000, to the extent earned, and to fully vest on November 15, 2000 all 6,250 of Mr. Ater's unvested options to acquire the Company's common stock, and to allow him to exercise such options until December 31, 2002. Mr. Ater agreed, following his eventual separation from the Company, to honor the covenant not to compete and customer non-solicitation clauses set forth in his employment agreement.

         DAVID B. HIATT. Mr. Hiatt entered into an employment agreement with the Company, dated April 12, 1999, which provides for an initial term of two years and which is automatically renewable thereafter for additional one-year terms. As a part of that employment agreement, Mr. Hiatt also entered into a covenant not to compete with the Company while an employee or as a consultant to the Company after any termination of employment, and not to solicit the Company's customers for a period of two years following any termination of employment.

         In line with the discussion above with respect to Peter Williams' employment agreement, Mr. Hiatt is also only being paid a base salary during fiscal 2001, in the amount of $260,000, and he does not yet have an individual compensation plan. However, Mr. Hiatt is participating in the bonus pool described above that is dependent upon the Company's first quarter cash generation efforts.

         Mr. Hiatt's employment agreement provides that, in the event of a merger or consolidation or a transfer of substantially all of the Company's assets or a change in control of the Company or a discontinuation of the Company's business, Mr. Hiatt will receive a severance allowance equal to his prior 12 months' compensation if he is subsequently terminated without cause or if he deems a termination to have occurred due to a demotion, transfer or reduction in compensation. Mr. Hiatt is also entitled to such severance allowance if he is terminated by mutual agreement or without cause by the Company or if he deems a termination to have occurred due to a demotion, transfer or reduction in compensation. Finally, if at the end of the original term of the employment agreement or any renewal thereof the Company declines to renew such agreement and does not request that Mr. Hiatt continue working or the Company discontinues the month-to-month employment arrangements, then in any such case Mr. Hiatt is entitled to a severance allowance equal to his 12 months' base salary.

         DONALD W. THURMAN. Mr. Thurman entered into an employment agreement with the Company, dated December 15, 1998, but with an effective date of October 1, 1998, which provides for an initial term of three years and which is automatically renewable thereafter for additional one-year terms. As a part of the employment agreement, Mr. Thurman also entered into a covenant not to compete with the Company while an employee or as a consultant to the Company after any termination of employment, and not to solicit the Company's employees or customers for a period of two years following any termination of employment.

         On May 1, 2000, Mr. Thurman and the Company entered into an agreement pursuant to which the parties agreed to terminate Mr. Thurman's employment agreement, effective August 31, 2000. That termination agreement was amended by the parties on August 16, 2000. In connection therewith, the Company agreed, among other matters: (a) to pay Mr. Thurman his $225,000 base salary and any earned bonus compensation through August 31, 2000; (b) to pay Mr. Thurman severance of $400,000 in 26 bi-weekly equal installments; (c) to pay Mr. Thurman a $25,000 bonus in November 2000; and (d) to fully vest on May 1, 2000 all 45,000 of Mr. Thurman's unvested options to acquire the Company's common stock, and to allow him to exercise such options until August 31, 2001. The Company also agreed to extend the maturity date on the $180,000 promissory note that Mr. Thurman executed in favor of the Company. See Item 13, "Certain Relationships and Related Transactions." In connection with Mr. Thurman's separation from the Company, he agreed to honor the covenant not to compete and customer non-solicitation clause set forth in his employment agreement.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

         As discussed above, the employment agreements of Messrs. Williams and Hiatt provide for certain payments in the event of a termination of employment or a change of control of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of the Compensation Committee of the Board of Directors was, during fiscal 2000, an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries, or had any relationships requiring disclosure by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of November 30, 2000, unless otherwise noted, regarding the shares of common stock beneficially owned by each of the Company's directors, by each of its Named Executive Officers (as defined in Item 11, "Executive Compensation -- Summary Compensation Table" above), by all directors and executive officers of the Company as a group, and by certain other beneficial owners of more than five percent (5%) of the Company's common stock. Each such person has sole voting and dispositive power with respect to such shares of common stock, except as otherwise indicated. For purposes of calculating the percentage of common stock owned by each of the directors, executive officers and 5% shareholders of the Company, the Company has assumed that each such person has exercised all of his or its vested stock options and/or common share warrants for shares of common stock and that such shares are issued and outstanding, and that no other persons have exercised options or common share warrants. ("*" indicates that the person owns less than 1% of the Company's common stock.)

                        DIRECTORS AND EXECUTIVE OFFICERS

                                                            Shares of Common     Percent
     Name                                                         Stock         of Class
                                                           Beneficially Owned
     ----------------------------------------------------- -------------------- ----------
     Talton R. Embry                                                      0(a)          *
     Darius W. Gaskins, Jr.                                          44,688(b)          *
     George A. Poole, Jr.                                            31,250(c)          *
     Lewis Solomon                                                   72,688(d)          *
     Ralph W. Koehrer                                               220,128(e)        1.5%
     Richard D. Jackson                                              46,875(f)          *
     Edward P. Smoot                                                      0             *
     Peter Williams                                                  60,000(g)          *
     William C. Ater                                                 27,501(h)          *
     David B. Hiatt                                                  30,000(i)          *
     William E. Farrant                                              15,834(j)          *
     Donald W. Thurman                                              125,006(k)          *
     All directors and executive officers                           916,032(l)        5.9%
       of the Company as a group (2 persons)


              OTHER BENEFICIAL HOLDERS OF COMMON STOCK

     Magten Asset Management Corp.                                4,018,759(m)      27.59%
       35 East 21st Street
       New York, NY 10010

     Fund Asset Management Inc.                                   1,600,000(n)      10.98%
       800 Scudders Mills Road
       Plainsboro, NJ 08536-1606

           -------------------------------------

(a) Mr. Embry is a director, executive officer and sole stockholder of Magten Asset Management Corp., a registered investment advisor ("Magten"). Mr. Embry may be deemed to be the beneficial owner of the shares of common stock owned by Magten and its investment advisory clients as discussed in Note (n) below. Mr. Embry, as trustee of four pension trusts for the benefit of current and former employees of Magten (including himself), also has sole voting power and dispositive power with respect to 125,772 shares of common stock held by such trusts and sole voting and investment power with respect to 2,612 shares of common stock held by his minor children. Mr. Embry disclaims beneficial ownership of all of the above shares.
(b)  Includes 32,688 shares issuable upon the exercise of stock options.
(c)  Includes 26,250 shares issuable upon the exercise of stock options.
(d)  Includes 52,688 shares issuable upon the exercise of stock options.
(e)  Includes 200,000 shares issuable upon the exercise of stock options.
(f)  Represents 46,875 shares issuable upon the exercise of stock options.
(g)  Represents 60,000 shares issuable upon the exercise of stock options.
(h) Includes 27,500 shares issuable upon the exercise of stock options and 1 share issuable upon the exercise of the Company's Common Stock Warrants.
(i)  Includes 25,000 shares issuable upon the exercise of stock options.
(j)  Represents 15,834 shares issuable upon the exercise of stock options.
(k) Includes 125,000 shares issuable upon the exercise of stock options and 6 shares issuable upon the exercise of the Company's Common Share
     Warrants.

(l) Includes 847,804 shares issuable upon the exercise of stock options and 7 shares issuable upon the exercise of the Company's Common Share Warrants. Excludes shares beneficially owned by Mr. Embry, as to which Mr. Embry disclaims beneficial ownership. See Note (b) above.
(m) Magten may be deemed to be the beneficial owner of shares owned by its investment advisory clients. Magten has shared voting power (with its investment advisory clients and Mr. Embry) and shared dispositive power (with its investment advisory clients and Mr. Embry) with respect to 3,080,816 and 4,018,759, respectively, shares of the Common Stock, and no voting power with respect to 937,943 shares of the Common Stock. All of such shares, which in the aggregate represent 27.59% of the Company's voting securities, are beneficially owned by the investment advisory clients of Magten and for which Magten disclaims beneficial ownership. The following investment advisory clients of Magten have an interest in more than 5% of the shares of Common Stock: General Motors Investment Management Co. (1,707,791 shares), Hughes Master Retirement Trust (719,421 shares), and Los Angeles Fire and Police Pension
     Systems -- Fund 2525 (937,943 shares).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 13, 2000, Donald W. Thurman, at that time Executive Vice President and Chief Operating Officer of the Company, borrowed $180,000 from the Company in connection with the purchase of a California residence. The indebtedness is evidenced by a promissory note dated that same date which bears interest at 6.5% per annum with a stated maturity date of June 30, 2000 (subject to extension). In connection with the termination of Mr. Thurman's employment agreement as described above in Item 11, "Executive Compensation", the parties agreed to amend the promissory note to extend its maturity date and to waive all interest payable on the note. The note must be repaid upon the earlier to occur of: the sale of Mr. Thurman's California residence; such time as the outstanding balance of the note equals the remaining severance payments owed by Anacomp to Mr. Thurman; and August 31, 2001. The Company anticipates that Mr. Thurman will repay the entire principal balance of the note during the first two calendar quarters of 2001.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The following financial statements and other information appear in Appendix A to this Annual Report on Form 10-K and are filed as a part hereof:

         Report of Independent Public Accountants.
         Consolidated Balance Sheets -- September 30, 2000 and 1999. Consolidated Statements of Operations -- Years Ended September 30,
           2000, 1999 and 1998.
         Consolidated Statements of Stockholders' Equity (Deficit) -- Years
           Ended September 30, 2000, 1999 and 1998.
         Consolidated Statements of Cash Flows -- Years Ended September 30,
           2000, 1999 and 1998.
         Notes to the Consolidated Financial Statements.

    2. Financial Statement Schedules are not filed with this Annual Report on Form 10-K because the Schedules are either inapplicable or the required information is presented in the financial statements listed immediately above or in the notes thereto.

(b)      Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the quarter ended September 30, 2000.

(c) The following exhibits are filed with this Annual Report on Form 10-K or incorporated herein by reference to the listed document previously filed with the Securities and Exchange Commission (the"SEC"). Previously unfiled documents are noted with an asterisk (*):

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

4.2 Warrant Agreement, dated as of June 4, 1996, between the Company and ChaseMellon Shareholder Services, L.L.C. (2)

4.3      Form of Warrant Certificate. (5)

4.4 Indenture, dated as of March 24, 1997, between the Company and IBJ Schroder Bank & Trust Company, as trustee, relating to the Company's 10-7/8% Senior Subordinated Notes due 2004, Series B. (6)

4.5 First Supplemental Indenture, date as of June 12, 1998, to the Indenture, dated as of March 24, 1997, between the Company, as issuer, and IBJ Schroder Bank & Trust Company, as trustee relating to the 10-7/8% Senior Subordinated Notes due 2004, Series A and the 10-7/8% Senior Subordinated Notes due 2004, Series B (containing, as exhibits, specimens of such Series A Notes and Series B Notes). (2)

4.6 Indenture, dated as of June 18, 1998, between the Company and IBJ Schroder Bank & Trust Company, as trustee, relating to the Company's 10-7/8% Series C Senior Subordinated Notes due 2004 and 10-7/8% Series D Senior Subordinated Notes due 2004. (2)

4.7 Purchase Agreement, dated June 12, 1998, between the Company and NatWest Capital Markets Limited, relating to the Company's 10-7/8% Series Senior C Subordinated Notes due 2004. (2)

4.8 Exchange and Registration Rights Agreement, dated June 18, 1998, between the Company and NatWest Capital Markets Limited, relating to the Company's 10-7/8% Series C Senior Subordinated Notes due 2004 and 10-7/8% Series D Senior Subordinated Notes due 2004. (2)

4.9 Form Letter of Transmittal, relating to the Company's 10-7/8% Series C Senior Subordinated Notes due 2004 and Series D Senior Subordinated Notes due 2004. (3)

10.1 Employment Agreement, effective October 1, 1997, between the Company and Ralph W. Koehrer. (6)

10.2     Termination Agreement dated May 1, 2000, between the Company and Ralph
         W. Koehrer. (7)

10.3 Employment Agreement, effective October 1, 1994, between the Company and Dr. Peter Williams. (8)

10.4 Employment Agreement, effective October 1, 1992, between the Company and William C. Ater. (9)

10.5 Retirement / Part-Time Employment Agreement dated October 27, 1999, between the Company and William C. Ater.*

10.6 Employment Agreement, effective April 12, 1999, between the Company and David B. Hiatt.*

10.7 Employment Agreement, effective October 1, 1998, between the Company and Donald W. Thurman. (10)

10.8 Termination Agreement, dated May 1, 2000, between the Company and Donald W. Thurman. (7)

10.9 Amendment to Termination Agreement, dated August 16, 2000, between the Company and Donald W. Thurman.*

10.10 Revolving Credit Agreement, dated as of June 15, 1998, among Anacomp, Inc., the various lending institutions named therein and BankBoston, N.A. as agent. (2)

10.11 Forbearance and Standstill Agreement, dated as of November 15, 2000, among Anacomp, Inc., the various banks named therein, and Fleet National Bank as agent for the banks.*

10.12 Amendment to the Forbearance and Standstill Agreement, dated as of December 15, 2000, between Anacomp, Inc. and Fleet National Bank.*

10.13 Common Stock Registration Rights Agreement, dated as of June 4, 1996, by and among the Company and the Holders of Registrable Shares. (4)

10.14 Amended and Restated Master Supply Agreement, dated October 8, 1993, by and among the Company, SKC America, Inc. and SKC Limited. (11)

10.15 First Cumulative Amendment to the Amended and Restated Master Supply Agreement, dated May 17, 1996, by and among the Company, SKC America, Inc. and SKC Limited. (12)

10.16 Second Amended and Restated Master Supply Agreement, dated as of July 1, 1997, by and among the Company, SKC America, Inc. and SKC Limited. (10)

21.1     Subsidiaries. *

27.1     Financial data schedule (required for electronic filing only). *

---------------------

(1) Incorporated by reference to the Company's Form 8-A filed with the SEC on May 15, 1996 (File No. 0-7641).
(2) Incorporated by reference to the Company's Form 8-K filed with the SEC on June 24, 1998 (File No. 1-8328).
(3) Incorporated by reference to the Company's Form S-4 Registration Statement filed with the SEC on August 17, 1998 (File No. 333-61675).
(4) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 1999.
(5) Incorporated by reference to the Company's Form 8-K filed with the SEC on June 19, 1996 (File No. 1-8328).
(6) Incorporated by reference to the Company's Form S-4 Registration Statement filed with the SEC on April 16, 1997 (File No. 333-25281).
(7) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2000.
(8) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended December 31, 1997.
(9) Incorporated by reference to the Company's Form 10-K for the year ended September 30, 1996.
(10) Incorporated by reference to the Company's Form 10-K for the year ended September 30, 1999.
(11) Incorporated by reference to the Company's Form 10-K for the year ended September 30, 1993.
(12)     Incorporated by reference to the Company's Pre-Effective Amendment
         No. 1 to Form S-1 Registration Statement filed with the SEC on September 19, 1996 (File No. 333-9395).

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ANACOMP, INC.

                                                BY:  /S/ EDWARD P. SMOOT
                                                --------------------------------
                                                Edward P. Smoot
                                                President, Chief Executive
                                                Officer

Dated:  December 28, 2000

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  December 28, 2000                       BY:  /S/ EDWARD P. SMOOT
                                                --------------------------------
                                                Edward P. Smoot
                                                President, Chief Executive
                                                Officer


Dated:  December 28, 2000                       BY: /S/ DAVID B. HIATT
                                                --------------------------------
                                                David B. Hiatt,
                                                Executive Vice President and
                                                Chief Operating Officer


Dated:  December 28, 2000                       BY: /S/ LINSTER W. FOX
                                                --------------------------------
                                                Linster W. Fox,
                                                Senior Vice President and
                                                Chief Financial Officer

Dated:  December 28, 2000                       BY:  /S/ LEWIS SOLOMON
                                                --------------------------------
                                                Lewis Solomon,
                                                Chairman of the Board

Dated:  December 28, 2000                       BY: /S/ TALTON R. EMBRY
                                                --------------------------------
                                                Talton R. Embry, Director

Dated:  December 28, 2000                       BY: /S/ DARIUS W. GASKINS, JR.
                                                --------------------------------
                                                Darius W. Gaskins, Jr., Director

Dated:  December 28, 2000                       BY:  /S/ GEORGE A. POOLE, JR.
                                                --------------------------------
                                                George A. Poole, Jr., Director

                                   APPENDIX A



         ANNUAL REPORT ON FORM 10-K
         ANACOMP, INC.

                                                                                            PAGE
                                                                                            ----
Report of Independent Public Accountants..................................................   A-2

Consolidated Balance Sheets -- September 30, 2000 and 1999................................   A-3

Consolidated Statements of Operations -- Years Ended September 30, 2000, 1999 and 1998....   A-4

Consolidated Statements of Stockholders' Equity (Deficit) -- Years Ended
    September 30, 2000, 1999 and 1998 ....................................................   A-5

Consolidated Statements of Cash Flows -- Years Ended September 30, 2000, 1999 and 1998....   A-6

Notes to the Consolidated Financial Statements............................................   A-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


         To Anacomp, Inc.:

                  We have audited the accompanying consolidated balance sheets of Anacomp, Inc. (an Indiana corporation) and Subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anacomp, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States.

                  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 1 to the financial statements, the Company has incurred net losses and negative cash flows from operations in fiscal 2000 and has a stockholders' deficit of $231 million at September 30, 2000. The Company is in default of certain covenants of its senior credit facility and did not remit its $17 million October 2000 interest payment on its senior subordinated debentures. Debt totaling $369 million is classified in current liabilities, and at September 30, 2000, the Company had a working capital deficiency of $373 million. These operating and liquidity issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
         Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         /s/ ARTHUR ANDERSEN LLP
         San Diego, California
         December 20, 2000

      CONSOLIDATED BALANCE SHEETS
      Anacomp, Inc. and Subsidiaries

                                                                                             September 30,
                                                                                 ---------------------------------------
                                                                                       2000                 1999
                                                                                 ------------------   ------------------
      (dollars in thousands, except per share amounts)
      ASSETS
      Current assets:
          Cash and cash equivalents..............................................  $    13,988          $       11,144
          Accounts and notes receivable, net.....................................       53,560                  75,259
          Current portion of long-term receivables, net..........................        1,763                   2,952
          Inventories............................................................        8,297                  19,659
          Prepaid expenses and other.............................................        7,834                   8,589
                                                                                 ------------------   ------------------
      Total current assets.......................................................       85,442                 117,603

      Property and equipment, net................................................       45,197                  47,439
      Long-term receivables, net of current portion..............................        1,864                   7,635
      Goodwill...................................................................       98,427                 132,965
      Reorganization value in excess of identifiable assets, net ................          ---                  12,003
      Other assets...............................................................        7,359                  12,872
                                                                                 ------------------   ------------------
                                                                                   $   238,289          $      330,517
                                                                                 ==================   ==================
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
      Current liabilities:
          Senior secured revolving credit facility...............................  $    57,650          $        8,900
          10-7/8% senior subordinated notes payable..............................      311,272                     ---
          Accounts payable.......................................................       19,737                  34,058
          Accrued compensation, benefits and withholdings........................       15,239                  17,229
          Accrued income taxes...................................................        3,638                   6,509
          Accrued interest.......................................................       17,647                  17,061
          Other accrued liabilities..............................................       33,490                  41,030
                                                                                 ------------------   ------------------
      Total current liabilities..................................................      458,673                 124,787
                                                                                 ------------------   ------------------
      Long-term liabilities:
          Long-term debt, net of current portion.................................          ---                 312,740
          Other long-term liabilities............................................       10,542                  10,626
                                                                                 ------------------   ------------------
      Total long-term liabilities................................................       10,542                 323,366
                                                                                 ------------------   ------------------

      Commitments and contingencies

      Stockholders' equity (deficit):
          Preferred stock, 1,000,000 shares authorized, none issued..............          ---                     ---
          Common stock, $.01 par value; 40,000,000 shares authorized;
            14,568,198 and 14,386,089 shares issued and outstanding,
            respectively.........................................................          146                     149
          Additional paid-in capital ............................................      111,324                 108,997
          Accumulated other comprehensive loss...................................       (5,402)                 (1,222)
          Accumulated deficit....................................................     (336,994)               (225,560)
                                                                                 ------------------   ------------------
      Total stockholders' deficit................................................     (230,926)               (117,636)
                                                                                 ------------------   ------------------
                                                                                   $   238,289          $      330,517
                                                                                 ==================   ==================

             See the notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Anacomp, Inc. and Subsidiaries

                                                                                                Year Ended
                                                                            -------------------------------------------------
                                                                             September 30,    September 30,    September 30,
    (dollars in thousands, except per share amounts)                              2000             1999             1998
                                                                            ---------------  ---------------  ---------------
    Revenues:
        Services...........................................................   $    269,012     $    292,037     $    231,471
        Equipment and supply sales.........................................        114,185          150,125          163,467
                                                                            ---------------  ---------------  ---------------
                                                                                   383,197          442,162          394,938
                                                                            ---------------  ---------------  ---------------
    Cost of revenues:
        Services...........................................................        176,796          177,103          137,218
        Equipment and supply sales.........................................         89,535           89,050           99,274
                                                                            ---------------  ---------------  ---------------
                                                                                   266,331          266,153          236,492
                                                                            ---------------  ---------------  ---------------

    Gross profit...........................................................        116,866          176,009          158,446

    Costs and expenses:
        Engineering, research and development..............................         10,081            9,992            9,043
        Selling, general and administrative................................        100,016           92,607           90,667
        Amortization of reorganization asset...............................         12,003           68,370           71,851
        Amortization of intangible assets..................................         19,314           22,355           12,220
        Write-off of acquired in-process research and development..........            ---            3,000              ---
        Restructuring charges..............................................         14,607              ---            8,494
        Asset impairment charges...........................................         28,493            8,224              ---
                                                                            ---------------  ---------------  ---------------
    Operating loss from continuing operations..............................        (67,648)         (28,539)         (33,829)

    Other income (expense):
        Interest income....................................................          1,225            2,322            2,339
        Interest expense and fee amortization..............................        (41,000)         (40,358)         (34,598)
        Other..............................................................           (825)             530             (517)
                                                                            ---------------  ---------------  ---------------
                                                                                   (40,600)         (37,506)         (32,776)
                                                                            ---------------  ---------------  ---------------

    Loss from continuing operations before income taxes....................       (108,248)         (66,045)         (66,605)
    Provision for income taxes.............................................          1,550            4,960            2,194
                                                                            ---------------  ---------------  ---------------
    Loss from continuing operations........................................       (109,798)         (71,005)         (68,799)
    Income from discontinued operations, net of taxes......................            ---              980            2,164
    (Loss) gain on sale of discontinued operations, net of taxes...........         (1,636)           2,243              ---
                                                                            ---------------  ---------------  ---------------
    Loss before extraordinary loss.........................................       (111,434)         (67,782)         (66,635)
    Extraordinary loss on extinguishment of debt, net of taxes.............            ---             (210)          (1,114)
                                                                            ---------------  ---------------  ---------------
    Net loss...............................................................   $   (111,434)    $    (67,992)    $    (67,749)
                                                                            ===============  ===============  ===============
    Basic and diluted per share data:
    Loss from continuing operations........................................   $      (7.59)    $      (4.99)    $      (4.92)
    (Loss) gain on sale of discontinued operations, net of taxes...........          (0.11)            0.23             0.15
    Extraordinary loss on extinguishment of debt, net of taxes.............            ---            (0.02)           (0.08)
                                                                            ---------------  ---------------  ---------------
    Basic and diluted net loss.............................................   $      (7.70)    $      (4.78)    $      (4.85)
                                                                            ===============  ===============  ===============

    Shares used in computing basic and diluted net loss per share..........         14,470           14,232           13,963
                                                                            ===============  ===============  ===============

             See the notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Anacomp, Inc. and Subsidiaries

                                                                                         Accumulated
                                                                            Additional      other
(dollars in thousands)                                          Common       paid-in    comprehensive  Accumulated
                                                                Stock        capital    income (loss)    Deficit        Total
                                                            ------------- ------------- ------------- ------------- -------------
BALANCE AT SEPTEMBER 30, 1997..............................   $      138    $  105,329    $   (1,128)   $  (89,819)   $   14,520
                                                            ------------- ------------- ------------- ------------- -------------
Net loss...................................................          ---           ---           ---       (67,749)      (67,749)
Translation adjustment.....................................          ---           ---         1,575           ---         1,575
                                                                                                                    -------------
Comprehensive Loss.........................................                                                              (66,174)
                                                                                                                    -------------
Common stock issued for exercise of stock options..........            4         2,668           ---           ---         2,672
Common stock issued for employee stock purchases...........            1           905           ---           ---           906
Common stock issued as incentive compensation..............          ---           584           ---           ---           584
                                                            ------------- ------------- ------------- ------------- -------------
BALANCE AT SEPTEMBER 30, 1998..............................          143       109,486           447      (157,568)      (47,492)
                                                            ------------- ------------- ------------- ------------- -------------
Net loss...................................................          ---           ---           ---       (67,992)      (67,992)
Translation adjustment.....................................          ---           ---          (524)          ---          (524)
Unrealized loss on currency swap contracts.................          ---           ---        (1,145)          ---        (1,145)
                                                                                                                    -------------
Comprehensive Loss.........................................                                                              (69,661)
                                                                                                                    -------------
Common stock issued for exercise of stock options..........            9         3,843           ---           ---         3,852
Common stock issued for employee stock purchases...........          ---           781           ---           ---           781
Common stock purchased and retired.........................           (5)       (8,784)          ---           ---        (8,789)
Common stock issued for acquisitions.......................            2         3,671           ---           ---         3,673
                                                            ------------- ------------- ------------- ------------- -------------
BALANCE AT SEPTEMBER 30, 1999..............................          149       108,997        (1,222)     (225,560)     (117,636)
                                                            ------------- ------------- ------------- ------------- -------------
Net loss...................................................          ---           ---           ---      (111,434)     (111,434)
Translation adjustment.....................................          ---           ---        (8,136)          ---        (8,136)
Realized gain on currency swap contracts...................          ---           ---         3,424           ---         3,424
Unrealized gain on currency swap contract..................          ---           ---           532           ---           532
                                                                                                                    -------------
Comprehensive Loss.........................................                                                             (115,614)
                                                                                                                    -------------
Common stock issued for exercise of stock options..........          ---         3,350           ---           ---         3,350
Common stock issued for employee stock purchases...........          ---           510           ---           ---           510
Common stock purchased and retired.........................           (3)       (1,628)          ---           ---        (1,631)
Common stock issued for acquisitions.......................          ---            95           ---           ---            95
                                                            ------------- ------------- ------------- ------------- -------------
BALANCE AT SEPTEMBER 30, 2000..............................   $      146    $  111,324    $   (5,402)   $ (336,994)   $ (230,926)
                                                            ============= ============= ============= ============= =============


             See the notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Anacomp, Inc. and Subsidiaries

                                                                                               Year Ended
                                                                           -------------------------------------------------
                                                                            September 30,    September 30,    September 30,
(dollars in thousands)                                                           2000             1999             1998
                                                                           ---------------  ---------------  ---------------
Cash flows from operating activities:
    Net loss...........................................................       $  (111,434)     $   (67,992)     $   (67,749)
    Adjustments to reconcile net loss to net
        cash (used in) provided by operating activities:
      Extraordinary items..............................................               ---              210            1,114
      Asset impairment charges.........................................            28,493            8,224              ---
      Write-off of acquired in-process research and development........               ---            3,000              ---
      Income from discontinued operations..............................               ---             (980)          (2,164)
      Loss (gain) on sale of discontinued operations ..................             1,636           (2,243)             ---
      Depreciation and amortization....................................            52,059          109,952          103,103
      Non-cash compensation............................................             1,277            1,103            1,004
      Non-cash charge in lieu of taxes.................................               ---            1,527              ---
      Restricted cash requirements.....................................               ---            4,285            3,147
  Change in assets and liabilities, net of effects from acquisitions:
        Decrease in accounts and long-term receivables.................            22,935              877            2,989
        (Increase) decrease in inventories.............................             9,161           (1,295)             710
        (Increase) decrease in prepaid expenses and other..............               934            1,951              (50)
        (Increase) decrease in other assets............................             2,697           (1,572)          (1,951)
        (Decrease) increase in accounts payable........................           (15,114)           1,198          (16,737)
        (Decrease) increase in accrued expenses........................           (17,001)         (15,718)           2,074
        Decrease in other noncurrent liabilities.......................               (85)          (1,699)            (934)
                                                                           ---------------  ---------------  ---------------
         Net cash provided by (used in) continuing operations..........           (24,442)          40,828           24,556
         Net operating cash provided by (used in) discontinued
             operations................................................            (4,623)           1,620             (662)
                                                                           ---------------  ---------------  ---------------
         Net cash provided by (used in) operating activities...........           (29,065)          42,448           23,894
                                                                           ---------------  ---------------  ---------------
Cash flows from investing activities:
    Proceeds from sale of discontinued operations and other assets.....               550           41,422              ---
    Purchases of property and equipment................................           (18,124)         (24,660)         (11,724)
    Payments to acquire companies and customer rights, net of the
        proceeds from the sale of DAS and DPDS business lines in 1998..            (1,833)         (45,284)        (130,936)
                                                                           ---------------  ---------------  ---------------
         Net cash used in investing activities.........................           (19,407)         (28,522)        (142,660)
                                                                           ---------------  ---------------  ---------------
Cash flows from financing activities:
    Proceeds from issuance of common stock.............................             3,419            4,633            3,015
    Proceeds from liquidation of currency swap contracts...............             3,424              ---              ---
    Proceeds from revolving line of credit and long-term borrowings,
       net.............................................................            48,750            8,900          214,286
    Repurchases of common stock........................................            (1,631)          (8,789)             ---
    Principal payments on long-term debt...............................            (1,083)         (25,000)        (132,197)
    Payments related to the issuance and extinguishment of debt........               ---              ---           (5,541)
                                                                           ---------------  ---------------  ---------------
         Net cash provided by (used in) financing activities...........            52,879          (20,256)          79,563
                                                                           ---------------  ---------------  ---------------
Effect of exchange rate changes on cash................................            (1,563)            (247)          (1,136)
                                                                           ---------------  ---------------  ---------------
Increase (decrease) in cash and cash equivalents.......................             2,844           (6,577)         (40,339)
Cash and cash equivalents at beginning of period.......................            11,144           17,721           58,060
                                                                           ---------------  ---------------  ---------------
Cash and cash equivalents at end of period.............................      $     13,988     $     11,144     $     17,721
                                                                           ===============  ===============  ===============

             See the notes to the consolidated financial statements.

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                                          Year Ended
                                                                      -------------------------------------------------
                                                                       September 30,    September 30,    September 30,
(dollars in thousands)                                                      2000             1999             1998
                                                                      ---------------  ---------------  ---------------
Cash paid during the period for:
    Interest........................................................    $     40,617     $     34,463     $     27,277
    Income taxes....................................................    $      3,728     $      5,425     $      5,150


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                                          Year Ended
                                                                      -------------------------------------------------
                                                                       September 30,    September 30,    September 30,
(dollars in thousands)                                                      2000             1999             1998
                                                                      ---------------  ---------------  ---------------
    Assets acquired by assuming liabilities.........................    $        ---     $      9,824     $     11,955
    Stock issued for acquisitions...................................    $         95     $      3,673     $        ---
    Unrealized gain (loss) on currency swap contracts...............    $        532     $     (1,145)    $        ---



             See the notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Anacomp, Inc. and Subsidiaries

NOTE 1.
COMPANY OPERATIONS AND BASIS OF PRESENTATION:

Anacomp, Inc. ("Anacomp" or the "Company") is a global application services provider for digital document-management outsource services utilizing the Internet and other technologies. The Company provides field maintenance services and document management systems and supplies. The Company primarily serves customers in the banking, insurance and brokerage market sectors.

During fiscal 2000, Anacomp experienced a significant decline in its Computer Output to Microfiche ("COM") business operations and other factors that have negatively impacted revenues, operating results, cash flows and liquidity. In response to these conditions, the Company has undertaken several restructuring initiatives including reductions in employees and cost savings initiatives, sales and discontinuances of portions of its COM and other operations, and has recorded restructuring charges and impairments to the carrying values of certain assets (see Notes 5 and 6). Anacomp has reported a significant loss totaling $111 million and negative cash flows from operations of $29 million for fiscal 2000. As of September 30, 2000, the Company has a working capital deficiency of $373 million (including the reclassification from long-term to current of $311 million in senior subordinated notes) and a stockholders' deficit of $231 million.

The Company is experiencing significant liquidity issues and is in default of its senior secured revolving credit facility totaling $58 million at September 30, 2000. The Company and the senior secured revolving credit facility lenders have reached an agreement to amend and continue the credit facility and to provide Anacomp with a forbearance of default remedies valid through February 28, 2001, with respect to those covenants of which the Company is in default (See Note 3). The forbearance agreement places additional restrictions on the credit facility and requires the Company to meet additional covenants and operating requirements, including limitations on certain spending activities.

On October 1, 2000, the Company did not make a required $17 million interest payment to the holders of the Company's senior subordinated notes totaling $311 million at September 30, 2000. The Company has initiated discussions with certain of the holders of the senior subordinated notes and their legal and financial advisors to explore various alternatives to resolve the Company's liquidity situation, including a possible debt restructuring (see Note 4).

Management continues to work with its lenders and their advisors in order to address the defaults as well as to explore possible financing alternatives. Management has been evaluating all of its operations, determining its strategic direction and taking actions aimed at satisfying and restructuring its debt obligations and improving operations and cash flows. The Company is exploring multiple alternatives, such as possible discontinuance or sale of certain of its business units or parts thereof, and fundamental changes in its corporate activities and structure. The Company reduced the level of expenditure in its docHarbor business unit during the later stages of fiscal 2000 to reduce cash outflows and bring costs more in line with expected revenue growth, as well as to comply with requirements imposed by its senior secured revolving credit lenders. The Company is re-evaluating its strategy and considering all options for the docHarbor business unit, including seeking additional funding, a sale of the business, re-evaluating the business model and reintegration into Anacomp's other business units.

In the event the senior secured lenders accelerate payment of Anacomp's outstanding borrowings, the Company's ability to make such payment would be dependent on generating sufficient cash from potential asset sales discussed above or obtaining alternate financing. There can be no assurance that the Company will be able to execute potential asset sales or obtain alternate financing on terms acceptable to the Company, if at all.

In the event the senior subordinated note holders accelerate payment of Anacomp's outstanding notes, the Company would not have resources available to repay such notes. Through December 20, 2000, no action has been taken by the senior subordinated note holders to declare the unpaid principal and interest to be due and payable. There can be no assurance that the senior subordinated note holders will continue to not declare the notes and related interest immediately due and payable.

In an event of acceleration of any of the Company's indebtedness, it is possible that the Company may be required to seek protection under bankruptcy laws, either voluntarily or involuntarily.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed above and as shown in the accompanying financial statements, the Company has operating and liquidity concerns that raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to successfully restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

SOFTWARE COSTS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software production costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of cost or estimated net realizable value. Such costs are amortized over the greater of the estimated units of sale or under the straight-line method not to exceed three years. In fiscal year 2000, the Company's change in strategic direction led to an asset impairment charge of $1.6 million related to capitalized software costs (See
Note 6). Unamortized capitalized software costs were $0.4 million as of September 30, 1999.

INCOME TAXES

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of temporary differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized in future tax returns.

FOREIGN CURRENCY TRANSLATION

Substantially all assets and liabilities of Anacomp's international operations are translated at year-end exchange rates; income and expenses are translated at the average exchange rates prevailing during the year. Translation adjustments are accumulated as a component of accumulated other comprehensive loss in stockholders' equity (deficit). Foreign currency transaction gains and losses are charged to operations as incurred.

GOODWILL

Excess of purchase price over net assets of businesses acquired ("goodwill") is amortized on the straight-line method over the estimated periods of future benefit. Goodwill at September 30, 2000 is being amortized over periods from three to fifteen years.

REORGANIZATION VALUE IN EXCESS OF IDENTIFIABLE ASSETS

As more fully discussed in Note 7, the Company had "Reorganization value in excess of identifiable assets" ("Reorganization Asset") of $12 million at September 30, 1999, net of accumulated amortization. The Reorganization Asset was amortized over a three and one-half year period beginning May 31, 1996 and was fully amortized as of November 30, 1999.

DEBT ISSUANCE COSTS

The Company capitalizes all costs related to its issuance of debt and amortizes those costs using the effective interest method over the life of the related debt instruments. Unamortized debt issuance costs were $5.3 million and $6.9 million at September 30, 2000 and 1999, respectively. Unamortized debt issuance costs are included in "Other assets" in the accompanying Consolidated Balance Sheets. During the years ended September 30, 2000, 1999 and 1998, the Company amortized $1.6 million, $1.8 million and $1.6 million, respectively, of debt issuance costs that are included in "Interest expense and fee amortization" in the accompanying Consolidated Statements of Operations.

The Company retired $25 million of 10-7/8% Senior Subordinated Notes in the fourth quarter of 1999 (see Note 4). This resulted in a $0.6 million write-off, before income taxes, of unamortized debt issuance costs, which is included in the "Extraordinary Loss on extinguishment of debt, net of taxes" for the year ended September 30, 1999.

The Company refinanced certain long-term obligations in June 1998, which resulted in the write-off of $1.9 million of unamortized debt issuance costs. This write-off is recorded in the accompanying Consolidated Statements of Operations as an "Extraordinary loss on extinguishment of debt, net of taxes" for the year ended September 30, 1998.

REVENUE RECOGNITION

Revenues from sales of products and services or from leases of equipment under sales-type leases are recorded based on shipment of products or performance of services. Revenue from maintenance contracts is recognized ratably over the period of the related contract. Under sales-type leases, the present value of all payments due under the lease contracts is recorded as revenue, cost of sales is charged with the book value of the equipment plus installation costs, and future interest income is deferred and recognized over the lease term. Operating lease revenues are recognized during the applicable period of customer usage.

Contract revenue for the development and implementation of document services solutions under contracts is recognized over the contract period based on output measures as defined by deliverable items identified in the contract. Provisions for estimated losses on contracts, if any, are made during the period when the loss becomes probable and can be reasonably estimated. Project costs are classified as work in process in inventories.

In accordance with Statement of Position 97-2, "Software Revenue Recognition", revenues from software license agreements are recognized currently, provided that all of the following conditions are met: a non-cancelable license agreement has been signed, the software has been delivered, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable and the risk of concession is deemed remote, and no other significant vendor obligations exist. For contracts with multiple obligations, the

Company unbundles the respective components to determine revenue recognition using vendor-specific objective evidence.

LONG-LIVED ASSETS

The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". SFAS No. 121 establishes procedures for review of recoverability and measurement of impairment (if necessary) of long-lived assets and certain identifiable intangibles held and used by an entity. SFAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the respective asset may not be fully recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs.

The Company recorded asset impairment charges in 2000 and 1999 of $28.5 million and $8.2 million, respectively (see Note 6).

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Engineering costs associated specifically with research and development amounted to $6.3 million, $6.7 million and $3.9 million for the years ended September 30, 2000, 1999 and 1998, respectively. The Company supports several engineering processes, including basic technological research, service offering and product development, and sustaining engineering for its existing products.

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

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in June 1999 issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133." The Company will adopt SFAS No. 133, as amended by SFAS No. 137, in the first quarter of fiscal year 2001. The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities. The Company has used currency swap agreements to hedge the U.S. dollar value of its net assets of certain foreign subsidiaries (see Note 10). The adoption of this new accounting pronouncement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", in which the SEC interprets existing accounting literature related to revenue recognition. SAB No. 101, as amended, will be adopted by the Company no later than the fourth fiscal quarter of fiscal 2001. The Company's adoption of SAB No. 101 in the fourth quarter of fiscal year 2001 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 3.
SENIOR SECURED REVOLVING CREDIT FACILITY:

The Company has a senior secured revolving credit facility ("the Facility") with a syndicate of banks and Fleet National Bank ("Fleet") as agent (collectively, "the Bank Group"). The outstanding borrowings under the Facility were $57.7 million at September 30, 2000. With the release of the Company's financial results at June 30, 2000, the Company is in violation of certain of its financial covenants. During the third quarter of fiscal 2000, the Company reached an agreement with the Bank Group to amend the Facility and to provide Anacomp with a waiver, which was in effect through October 26, 2000, with respect to those covenants of which the Company is in default. On October 26, 2000, the Bank Group declared Anacomp in violation of certain financial covenants of the Facility and the Company entered into a forbearance agreement with the Bank Group to amend the Facility and to delay the exercise of certain rights and remedies provided to the Bank Group under the Facility until February 28, 2001.

Significant provisions of the forbearance agreement are (a) a reduction of the Facility commitment from $75 million to $64.2 million, with scheduled commitment reductions of $400,000 on December 15, 2000 (such reduction payment was made by the Company by December 15, 2000) and another $400,000 on January 31, 2001; (b) all proceeds of Company asset dispositions must be used to reduce the outstanding borrowings which will also permanently reduce the Facility commitment; (c) the Eurocurrency interest rate option was suspended and the Base Rate (as defined below) interest rate option was increased by 1%, with the accrual of another 1% to be paid in the event that the outstanding borrowings are not reduced by $20 million by February 28, 2001; (d) the maturity date of the Facility was changed from June 15, 2003 to June 15, 2002; (e) the Company may not provide funds to the docHarbor business unit in excess of an agreed-upon budget; (f) the Company must provide a re-integration budget for docHarbor by January 15, 2001 if the docHarbor business unit cannot be recapitalized with new external funding or sold by that date; (g) the Company may not remit funds to its foreign subsidiaries; and (h) the Company is prohibited from making any payment in satisfaction of the senior subordinated notes (see Note 4) or any related accrued interest.

As of December 20, 2000, the Facility commitment, as amended, totals $63.8 million. The Facility is available for borrowings of up to $58 million and for letters of credit of up to $5.8 million. Outstanding principal borrowings total $57.6 million at December 20, 2000. Letters of credit outstanding against the Facility totaled $5.3 million at September 30, 2000. A new letter of credit was issued for $0.9 million in December 2000 and an existing letter of credit was reduced by $0.4 million to stay within the allowable commitment.

Loans under the Facility bear interest, payable monthly, at the Base Rate plus 1.75% plus accrued interest of another 1% if the outstanding loans are not reduced by $20 million on February 28, 2001. The "Base Rate" for any day means the higher of (i) the corporate base rate of interest announced by Fleet and
(ii) the federal funds rate published by the Federal Reserve Bank of New York on the next business day plus 1/2%. The interest rate at September 30, 2000 was 10.25%. The weighted average borrowing rates under the facility were 9.1%, 7.6% and 6.3% for the years ended September 30, 2000, 1999 and 1998, respectively.

The Facility is secured by virtually all of the Company's assets and 65% of the capital stock of the Company's foreign subsidiaries. The Facility contains covenants relating to limitations on capital expenditures, limitations on additional debt, limitations on open market purchases of the Company's Senior Subordinated Notes (see Note 4), limitations on open market purchases of the Company's common stock, limitations on mergers and acquisitions, limitations on liens, minimum EBITDA requirements, minimum interest coverage ratios and minimum leverage ratios.

As discussed above, the Company is not in compliance with certain of the covenants and is operating under a forbearance agreement with the Bank Group. If the Company remains in compliance with the forbearance agreement and makes progress in improving the business operations of the Company, the Bank Group may continue to work with the Company to resolve its debt issues beyond February 28, 2001. Management believes that the Company's ability to meet the Bank Group's objectives by that date will significantly influence the resolution of the debt issues faced by the Company.

In the event the Bank Group accelerates payment of Anacomp's outstanding borrowings, the Company's ability to make such payment will be dependent on generating sufficient cash from potential asset sales or obtaining alternate financing (see Note 1). There can be no assurance that the Company will be able to execute potential asset sales or obtain alternate financing on terms acceptable to the Company, if at all.

NOTE 4.
SENIOR SUBORDINATED NOTES:

The Company has outstanding $311 million of publicly traded 10-7/8% Senior Subordinated Notes ("the Notes"). An interest payment on the Notes of approximately $17 million is due semi-annually on October 1 and April 1 of each year. The Company did not make the interest payment that was due on October 1, 2000. Fleet provided notice to the trustee of the Notes on October 26, 2000 ("the Notice Date") that the Company was in default of certain covenant provisions in the Facility. Under the provisions of the indenture governing the Notes, due to the default under the Facility, the Company cannot make payments in satisfaction of the Notes or any related accrued interest for 179 days from the Notice Date.

The Company has initiated discussions with certain of the holders of the Notes and their legal and financial advisors to explore various alternatives to resolve the Company's liquidity situation, including a possible debt restructuring. The Company has engaged Credit Suisse First Boston to serve as advisors regarding financial alternatives with respect to the outstanding Notes. Because of the missed interest payment, which is an event of default, the Notes have been classified as a short-term obligation in the accompanying consolidated balance sheet as of September 30, 2000.

In the event the Note holders accelerate payment of Anacomp's outstanding Notes, the Company would not have resources available to repay such Notes. Through December 20, 2000, no action has been taken by the Note holders to declare the unpaid principal and interest to be due and payable. There can be no assurance that the Note holders will continue to not declare the Notes and related interest immediately due and payable.

In 1997, the Company issued $200 million of Series B Notes at 98.2071% of the face amount to yield proceeds of $196.4 million. The $3.6 million discount is being amortized as additional interest expense over the life of the Series B Notes. In 1998, the Company issued $135 million of Series D Notes at 104% of face value to yield proceeds of $140.4 million. The $5.4 million premium is being amortized as a reduction of interest expense over the life of the Series D Notes. The proceeds from the Series D Notes, along with available cash, were used to finance the First Image Acquisition (see Note 12).

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

NOTE 5.
RESTRUCTURING CHARGES:

In fiscal year 2000, the Company affected a reorganization of its workforce in the United States and Europe along its four lines of business, reorganized parts of its corporate staff and phased out its manufacturing operations. The Company recorded restructuring charges of $14.6 million related to these actions. Employee severance and termination-related costs were for approximately 300 employees, substantially all of whom will leave the Company by December 31, 2000, although some severance payments have been deferred and will be paid throughout calendar year 2001. Other fees relate to professional fees associated with negotiations to terminate facility leases and other costs associated with implementation of the business unit structure and the reorganization of the four business units into separate entities. The remaining liability of $5.9 million is included as "Other Accrued Liabilities" on the September 30, 2000 and 1999, Consolidated Balance Sheets.

In connection with the acquisition of First Image (see Note 12), the Company recorded certain reserves associated with the restructuring of the Company's existing business and the acquired business. The reserves associated with costs to be incurred related to restructuring the Company's existing business are charged to expense while the reserves associated with restructuring costs to be incurred related to the acquired business are recorded as a purchase accounting adjustment.

Included in the Company's operating results for the year ended September 30, 1998, are restructuring charges of $8.5 million. These charges result from the Company's acquisition of the First Image Businesses and the Company's plans to close down Anacomp sites with multiple market presence in certain cities and convert First Image customers to Anacomp equipment. As of September 30, 2000 and 1999, a balance of $1.4 million and $2.6 million, respectively, remains, consisting primarily of reserves for idle leased facilities.

The Company also recorded $15.2 million in reserves in 1998 related to the restructuring of the First Image businesses and the Company's plans to integrate the First Image corporate functions into Anacomp's and to close down certain First Image sites where the Company had a multiple market presence. As of September 30, 2000 and 1999, a balance of $0.2 million and $4.1 million, respectively, remains, consisting primarily of reserves for idle leased facilities and personnel severance.

The following table displays the activity and balances of the restructuring reserve account during the years ended September 30, 2000, 1999 and 1998 (in thousands):

                              September 30, 1999                                             September 30, 2000
Type of Cost                       Balance               Additions          Deductions            Balance
--------------------------  ----------------------  --------------------  ---------------  ----------------------
Employee Separations                $ 1,242               $ 10,307           $ (8,325)            $ 3,224
Facility Closing                      4,379                  1,000             (3,558)              1,821
Contract Obligations                    ---                  1,400               (300)              1,100
Other                                 1,030                  1,900             (1,550)              1,380
                            ----------------------  --------------------  ---------------  ----------------------
                                    $ 6,651               $ 14,607           $(13,733)            $ 7,525
                            ======================  ====================  ===============  ======================

                              September 30, 1998                                             September 30, 1999
Type of Cost                       Balance               Additions          Deductions            Balance
--------------------------  ----------------------  --------------------  ---------------  ----------------------
Employee Separations               $ 6,010                $    ---           $ (4,768)            $ 1,242
Facility Closing                     7,412                     ---             (3,033)              4,379
Other                                6,880                     ---             (5,850)              1,030
                            ----------------------  --------------------  ---------------  ----------------------
                                   $20,302                $    ---           $(13,651)            $ 6,651
                            ======================  ====================  ===============  ======================

                              September 30, 1997                                             September 30, 1998
Type of Cost                       Balance               Additions(a)       Deductions            Balance
--------------------------  ----------------------  --------------------  ---------------  ----------------------
Employee Separations               $   ---                $  7,227           $ (1,217)            $ 6,010
Facility Closing                       ---                   7,613               (201)              7,412
Other                                  ---                   8,884             (2,004)              6,880
                            ----------------------  --------------------  ---------------  ----------------------
                                   $   ---                $ 23,724           $ (3,422)           $ 20,302
                            ======================  ====================  ===============  ======================

(a) Includes $8,494 charged to operations and $15,230 recorded as goodwill associated with First Image acquisition.


NOTE 6.
ASSET IMPAIRMENT CHARGES:

Based on the Company's change in strategic direction and events related to the buyer of the Company's Magnetics business sold in 1999, the Company recorded impairment charges of $28.5 million (including an accrual of $2.2 million related to a prior year acquisition) in the fiscal year 2000 results. These asset impairment charges included the write-off of goodwill, the abandonment of certain development projects and idle facilities, and the uncollectibility of a note receivable. Goodwill impairment was determined in accordance with SFAS No. 121 and was based on expected future undiscounted cash flows of the related businesses. The Company recorded an asset impairment charge of $8.2 million in the fiscal year 1999 based on the Company's review of each acquisition, projected future undiscounted cash flows and modifications to the Company's strategic direction in the fiscal year 1999 fourth quarter. Asset impairment charges are as follows:

                                                                  Year Ended September 30,
                                                              ---------------------------------
  Assets  (in thousands)                                           2000               1999
  --------------------------------------------------------    --------------    ---------------
  Goodwill................................................        $21,390            $8,224
  Magnetics note receivable (see Note 8)..................          2,738              ---
  Development assets......................................          2,338              ---
  Leasehold improvements and equipment....................          2,027              ---
                                                                 ---------          --------
                                                                  $28,493            $8,224
                                                                 =========          ========

As reflected in the accompanying consolidated balance sheets, the Company had goodwill related to the following acquisitions:

                                                                          September 30
                                                                 ----------------------------------
  Business Acquisition (in thousands)                                 2000               1999
  -----------------------------------------------------------    --------------    ----------------
  First Image................................................       $ 85,818           $ 92,603
  Bgin Holding AG............................................            ---             13,960
  Litton Adesso Software, Inc................................          8,947             10,800
  All Others.................................................          3,662             15,602
                                                                    ---------          ---------
                                                                    $ 98,427           $132,965
                                                                    =========          =========

As management continues to assess its business units and refines and implements its plans, including taking such actions which may be necessary in order to address its liquidity issues with its lenders (see Notes 1, 3 and 4), certain courses of action may be taken that could result in additional impairment of goodwill or other Company assets.

NOTE 7.
FINANCIAL REORGANIZATION AND FRESH START REPORTING:

On May 20, 1996 (the "Confirmation Date"), the U.S. Bankruptcy Court confirmed the Company's Third Amended Joint Plan of Reorganization (the "Reorganization"), and on June 4, 1996, the Company emerged from bankruptcy. As of May 31, 1996, the Company adopted Fresh Start Reporting in accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code". Fresh Start Reporting resulted in material changes to the Consolidated Balance Sheet, including the valuation of assets, intangible assets (including goodwill) and liabilities at fair market value, and the valuation of equity based on the appraised reorganization value of the ongoing business. The net result of the valuation of identifiable assets, the recognition of liabilities at fair market value, and the valuation of equity was that the Company recognized an asset entitled "Reorganization value in excess of identifiable assets" totaling $267.5 million as of May 31, 1996 (see Note 2).


NOTE 8.
SALE OF THE MAGNETICS DIVISION:

In February 1999, the Company adopted a plan to dispose of its Magnetics Division (the "Magnetics Division"), and on April 28, 1999, the Company signed a definitive agreement to sell the Magnetics Division. The sale was effective June 1, 1999, and the sales price of $40 million included $37 million in cash at closing and an interest-bearing $3 million subordinated note. A post-closing adjustment resulted in the Company returning to the buyer $1.2 million to reflect a shortfall in the agreed-upon working capital for the Magnetics Division. The Company recognized a gain, net of income taxes, of approximately $2.2 million as a result of the sale, which is reflected in the 1999 Consolidated Statements of Operations as a "Gain on sale of discontinued operations, net of taxes". However, as a result of changes in its business strategy and the related effect on certain Magnetics Division obligations, the Company revised certain estimates of costs to be incurred in connection with this disposition, resulting in a charge of $1.6 million being recorded in the third quarter of fiscal 2000.

During the third quarter of fiscal 2000, the Company determined that the collectibility of the note receivable, with a carrying value of $2.7 million, was impaired (see Note 6) and the Company wrote-off the $2.7 million note.

The results of operations of the Magnetics Division have been reported separately as "Income from discontinued operations, net of taxes" in the Consolidated Statements of Operations for the years ended September 30, 1999 and 1998.

The operating results of the discontinued operations are summarized as follows:

                                                      Year ended September 30,
                                                   -----------------------------
(dollars in thousands)                                 1999              1998
-----------------------------------------------    ----------        -----------
Revenues......................................     $   50,544        $   104,079
                                                   ==========        ===========
Operating income..............................     $    2,763        $     6,470
Income taxes..................................          1,783              4,306
                                                   ----------        -----------
Net income....................................     $      980        $     2,164
                                                   ==========        ===========

NOTE 9.
FAIR VALUES OF FINANCIAL INSTRUMENTS:

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information for certain financial instruments. The carrying amounts for trade and other receivables and payables are considered to be their fair values. The carrying amounts, net of unamortized discounts and premiums, and fair values of the Company's other financial instruments at September 30, 2000 and 1999, are as follows:

                                                                  September 30, 2000          September 30, 1999
                                                               ------------------------    ------------------------
                                                                Carrying                    Carrying
(dollars in thousands)                                           Amount      Fair Value      Amount      Fair Value
----------------------                                         ----------    ----------    ----------    ----------
     Senior Secured Revolving Credit Facility................   $  57,650     $  57,650     $   8,900     $   8,900
     10-7/8% Senior Subordinated Notes.......................   $ 311,272     $  66,923     $ 311,937     $ 304,945
     Unrealized gain/(loss) on currency swap contract
       (see Note 10).........................................   $     532     $     532     $  (1,145)    $  (1,145)


The September 30, 2000 and 1999 estimated fair values of Senior Subordinated Notes were based on quoted market values.

NOTE 10.
HEDGING:

The Company entered into currency swap agreements that hedge the U.S. Dollar value of the Company's investment in the net assets of certain foreign subsidiaries. The Company is exposed to the risk of future currency exchange rate fluctuations.

                                                                            Unrealized Gain      Unrealized Gain
                            Notional                          Interest           as of            (Loss) as of
Currency                     Amount     Maturity                Rate       September 30, 2000   September 30, 1999
------------------------  ------------  ------------------  ------------   ------------------   ------------------
Euro fixed-rate            28,860,029   April 1, 2002          8.69%              $       ---      $    (862,000)
Swiss Franc fixed-rate     22,725,000   September 8, 2002      2.99%                      ---             11,000
Swiss Franc fixed-rate     14,635,700   April 1, 2002          7.45%                      ---           (294,000)
Swiss Franc fixed-rate     10,000,000   April 1, 2003          4.05%                  532,000                ---
                                                                           ------------------   ------------------
                                                                                 $    532,000      $  (1,145,000)
                                                                           ==================   ==================

The above net unrealized gain (loss) has been reflected as "Prepaid expenses and other" and "Other accrued liabilities" in the 2000 and 1999 Consolidated Balance Sheets, respectively, with a corresponding adjustment to accumulated other comprehensive loss. In November 2000, the Company terminated its currency swap agreement and received $0.6 million in cash proceeds. This benefit will be reflected as a component of other comprehensive income (loss) in stockholders' equity (deficit).

NOTE 11.
ACQUISITIONS:

During the three years ended September 30, 2000, Anacomp made the acquisitions set forth below, each of which has been accounted for under the purchase method of accounting and, accordingly, the assets, including in-process research and development, and the liabilities were recorded based on their fair values at the date of acquisition and the results of operations for each of the acquisitions have been included in the financial statements for the periods subsequent to acquisition.

FISCAL 2000

In 2000, $4 million was paid or accrued and 38,262 unregistered shares of Anacomp common stock were issued related to contract clauses in the purchase agreements of prior year acquisitions.

FISCAL 1999

In July 1999, Anacomp acquired Litton Adesso Software, Inc ("Adesso") for $17 million and incurred additional costs of $1.6 million. Based upon an independent third party appraisal, Anacomp allocated $3 million to in-process research and development, $3.2 million to developed technology, $10.8 million to goodwill and $1.6 million to the identifiable net assets. The intangible assets are being amortized over three to seven years. The in-process research and development was immediately written off and is shown as a "Write-off of acquired in-process research and development" in the 1999 Consolidated Statement of Operations. The fair values for all other acquisitions were allocated between the net assets and goodwill.

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

During fiscal 1999, Anacomp acquired either the customer bases and other assets or the stock of twelve businesses, including Adesso. Total consideration paid at the closing was $50 million and 169,010 shares of Anacomp common stock, of which approximately $31.6 million was assigned to goodwill. The aggregate purchase prices consisted of $40.2 million in cash and $9.8 million in assumed liabilities. In addition, one of the acquisitions included potential future consideration based upon future levels of sales. Three of the other acquisitions include provisions for contingent cash payments of up to approximately $0.7 million in the aggregate. In 1999, $3.8 million was paid and 14,400 unregistered shares of Anacomp common stock were issued related to contract clauses included in the purchase agreements of prior year acquisitions.

FISCAL 1998

During fiscal 1998, excluding the First Image acquisition discussed separately in Note 12, Anacomp acquired either the customer bases and other assets or the stock of nine businesses. Total consideration paid at the closing was $17.9 million of which approximately $12.5 million was assigned to goodwill. The aggregate purchase prices consisted of $17 million cash at closing, $0.9 million in assumed liabilities and contingent cash payments of up to $10.9 million based upon future operating results of the acquired businesses.


NOTE 12.
FIRST IMAGE ACQUISITION:

As of June 1, 1998, the Company completed its acquisition (the "First Image Acquisition") of assets constituting substantially all of the business and operations (the "First Image Businesses") of First Image Management Company ("First Image"), a division of First Financial Management Corporation ("FFMC"), which was a wholly owned subsidiary of First Data Corporation ("FDC"). The Company also assumed substantially all of the ongoing liabilities of the First Image Businesses. The purchase price paid by the Company to FFMC at the closing of the Acquisition was $150 million, although a post-closing adjustment resulted in FFMC returning to the Company $4.9 million to reflect a shortfall in the agreed-upon working capital for the First Image Businesses. The First Image Acquisition was accounted for as a purchase, and the goodwill was approximately $100 million, which is being amortized over a 15-year period on a straight-line basis.

The First Image Businesses included (i) image access services, primarily COM and Compact Disc ("CD") services (the "IAS Business"), (ii) document print and distribution services such as laser print and mail and demand publishing services (the "DPDS Business"), and (iii) document acquisition services such as health care and insurance claims entry and data capture services (the "DAS Business"). The Company retained and continues to operate the IAS Business. IAS Business revenues of $37.7 million and EBITDA of $9.7 million were included in the Company's results of operations for the fiscal year ended September 30, 1998.

The Company sold the DAS Business as of July 1, 1998. The Company also sold the DPDS Business as of August 1, 1998. The Company generated $45 million in cash from the sale of both Businesses and liquidation of related working capital. The Company excluded the results of operations for the DAS and DPDS Businesses from the Company's results of operations for the year ended September 30, 1998.


NOTE 13.
SUPPLIER CONCENTRATION RISK:

SKC AGREEMENT

Anacomp has a supply agreement with SKC America, Inc., a New Jersey corporation ("SKCA"), and SKC Limited ("SKCL"), an affiliated corporation of SKCA organized pursuant to the laws of the Republic of Korea. SKCA and SKCL are collectively referred to as "SKC". The supply agreement expires in December 2003. Pursuant to the supply agreement, Anacomp purchases all of its requirements for coated duplicate microfilm from SKC. Pursuant to the supply agreement, SKC also provided the Company with a substantial portion of its polyester requirements for its magnetic media products prior to the sale of its Magnetics Division. The supply agreement has no minimum purchase requirements.

In connection with the supply agreement, SKC also provided the Company with a $25 million trade credit facility, which was reduced to $15 million in fiscal 1997 and further reduced to $5 million in fiscal 1998. The $5 million trade credit is outstanding at September 30, 2000. The trade credit arrangement bears interest at 1.75% over the prime rate of The First National Bank of Boston (10% as of September 30, 2000).

In connection with an amendment to the supply agreement in June 1996, the Company agreed to certain price increases, retroactive to 1994, and the Company agreed to make the deferred payments related to the retroactive price increases to SKC. The Company is committed to pay SKC $1 million in 2001, which is included as "Other accrued liabilities" in the accompanying Consolidated Balance Sheets.

KODAK AGREEMENT

The Company obtains its silver halide film used to produce master images from the Eastman Kodak Company under an exclusive multi-year supply agreement. The supply agreement has no minimum purchase requirements.

NOTE 14.
COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:


                                                                                    September 30,
                                                                             --------------------------
      (dollars in thousands)                                                     2000          1999
                                                                             ------------  ------------

      ACCOUNTS AND NOTES RECEIVABLE:
      Trade receivables, net of allowance for doubtful accounts
        of $4,922 and $5,815, respectively.................................    $   52,914    $   74,379
      Other................................................................           646           880
                                                                             ------------  ------------
                                                                               $   53,560    $   75,259
                                                                             ============  ============
      INVENTORIES:
      Finished goods, including purchased film.............................    $    7,717    $    9,827
      Work in process......................................................            66         2,433
      Raw materials and supplies...........................................           514         7,399
                                                                             ------------  ------------
                                                                               $    8,297    $   19,659
                                                                             ============  ============
      PROPERTY AND EQUIPMENT:
      Buildings............................................................    $    4,115    $    4,651
      Office furniture.....................................................        12,033        12,526
      Field support spare parts............................................         5,795         4,433
      Leasehold improvements...............................................        12,167        10,481
      Processing and manufacturing equipment...............................        50,812        34,707
                                                                             ------------  ------------
                                                                                   84,922        66,798
      Less accumulated depreciation and amortization.......................       (39,725)      (19,359)
                                                                             ------------  ------------
                                                                               $   45,197    $   47,439
                                                                             ============  ============
      EXCESS OF PURCHASE PRICE OVER NET ASSETS OF BUSINESSES ACQUIRED:
      Goodwill.............................................................    $  160,544    $  177,407
      Less accumulated amortization........................................       (62,117)      (44,442)
                                                                             ------------  ------------
                                                                               $   98,427    $  132,965
                                                                             ============  ============

      CASH SURRENDER VALUES INCLUDED IN OTHER ASSETS
      Cash surrender values in life insurance policies.....................    $   24,159    $   22,497
      Loans against cash surrender values..................................       (23,868)      (19,583)
                                                                             ------------  ------------
      Net cash surrender values in other assets............................    $      291    $    2,914
                                                                             ============  ============
      Face amounts of life insurance policies..............................    $   53,423    $   51,748
                                                                             ============  ============

      OTHER ACCRUED LIABILITIES:
      Restructuring reserves (see Note 5)..................................    $    7,525    $    6,651
      EPA liabilities......................................................         2,150         2,789
      Deferred revenues....................................................         7,408        11,892
      Sales tax and VAT liability..........................................         2,517         3,837
      Other................................................................        13,890        15,861
                                                                             ------------  ------------
                                                                               $   33,490    $   41,030
                                                                             ============  ============

NOTE 15.
LONG-TERM RECEIVABLES:


                                                                                    September 30,
                                                                             --------------------------
      (dollars in thousands)                                                     2000          1999
                                                                             ------------  ------------
      LONG-TERM RECEIVABLES:
      Lease contracts receivable....................................           $    3,530    $    7,214
      Other.........................................................                   97         3,373
                                                                             ------------  ------------
                                                                                    3,627        10,587
      Less current portion..........................................               (1,763)       (2,952)
                                                                             ------------  ------------
                                                                               $    1,864    $    7,635
                                                                             ============  ============

Lease contracts receivable result from customer leases of products under agreements that qualify as sales-type leases. Annual future lease payments to be received under sales-type leases are as follows:

                                                        Year Ended
           (dollars in thousands)                       September 30,
           ----------------------                       -------------
           2001......................................     $     1,893
           2002......................................           1,225
           2003......................................             545
           2004......................................             154
           2005......................................             105
                                                        -------------
                                                                3,922
           Less deferred interest....................            (392)
                                                        -------------
                                                          $     3,530
                                                        =============


NOTE 16.
RETIREMENT PLANS:

The Company has a retirement savings plan for its U.S. employees that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 15% of their pretax salary, but not more than statutory limits. The Company may contribute, at its discretion, up to fifty cents for each dollar a participant contributes, with a maximum contribution of 3% of a participant's earnings. Company expense for matching contributions was $1.5 million and $1.4 million in fiscal years 1999 and 1998, respectively. No Company matching contribution expense was incurred in 2000.

Certain of the Company's non-U.S. subsidiaries have retirement plans that cover substantially all regular employees, for which the Company deposits funds under various fiduciary-type arrangements. Company contributions are generally based on years of service as well as on the employee's level of compensation. The ranges of assumptions that are used for these contributions reflect the different economic environments and statutory requirements within the various countries. Company expense for contributions to the non-U.S. plans was $1.6 million, $2.1 million, and $1.8 million in fiscal years 2000, 1999 and 1998, respectively.


NOTE 17.
CAPITAL STOCK:

PREFERRED STOCK

The Board of Directors of the Company has the ability, at its discretion, to create one or more series of Preferred Stock and to determine each such series' preferences, limitations, and relative voting and other rights.

COMMON STOCK REPURCHASE PROGRAM

In February 1999, the Board of Directors authorized repurchases of up to two percent of the Company's outstanding shares of common stock per quarter. Shares may be purchased on the open market from time to time and at such prices as the management of the Company may determine, based on current prices and market conditions. The program is subject to compliance with the Company's credit agreements. During fiscal 2000 and 1999, the Company repurchased 93,200 and 534,156 shares, respectively, of its common stock. On February 8, 2000, the Company terminated the stock repurchase program.

WARRANTS

As of September 30, 2000 and 1999, the Company had 355,986 and 356,064 warrants to purchase common stock outstanding, respectively. Each warrant is convertible into 1.0566 shares of common stock at an exercise price of $11.57 per share. The warrants expire on June 3, 2001.


NOTE 18.
STOCK PLANS:

On July 22, 1996, the Company's Board of Directors approved the 1996 Restructure Recognition Incentive Plan. Under this Plan, effective August 22, 1996, the Company awarded to employees 947,500 stock options to acquire common stock.

With regard to the stock options, the options were granted at an exercise price of $4.63 per share of common stock, which resulted in approximately $3.2 million of compensation expense over the vesting period of the options based on the market value of the stock at August 22, 1996. All of these stock options were fully vested by November 15, 1999. The Company recognized $0.5 and $1 million of compensation expense related to the options issued and the restricted stock awarded during the fiscal years ended September 30, 1999 and 1998, respectively. The options expire 10 years after the date of the grant.

In April 1998, the Company awarded 35,000 shares of restricted common stock that were valued at $0.5 million. The compensation expense related to this award is being amortized to expense over the vesting period. Amortization expense related to this award was $0.2 million and $0.3 million for the years ended September 30, 1999 and 1998, respectively.

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

On February 7, 2000, the Company's shareholders approved an amendment to and restatement of the Company's amended and Restated 1996 Long-Term Incentive Plan to increase by 750,000 the number of shares of the Company's common stock issuable thereunder.

Transactions under the Company's stock option plans are summarized as follows:

                                    ------------------------------  ------------------------------  ------------------------------
                                                 2000                            1999                            1998
                                    ------------------------------  ------------------------------  ------------------------------
                                                    Weighted-Avg.                   Weighted-Avg.                   Weighted-Avg.
                                        Shares      Exercise Price      Shares      Exercise Price      Shares      Exercise Price
                                    --------------  --------------  --------------  --------------  --------------  --------------
Outstanding on October 1,.........       2,160,330       $   13.12       2,005,706       $   11.36       1,671,055       $    7.96
Granted...........................         353,900           15.95         653,150           16.65         979,375           14.31
Canceled..........................        (311,612)          15.35        (152,749)          14.07        (335,336)           9.41
Exercised.........................        (184,897)           8.79        (345,777)           9.25        (309,388)           6.17
                                    --------------                  --------------                  --------------
Outstanding on September 30,......       2,017,721       $   13.62       2,160,330       $   13.12       2,005,706       $   11.36
                                    ==============                  ==============                  ==============

The following table summarizes all options outstanding and exercisable by price range as of September 30, 2000:

                                                  Weighted-
                                                    Average        Weighted-                            Weighted
   Range of                   Options             Remaining          Average         Options             Average
   Exercise Prices        Outstanding      Contractual Life   Exercise Price     Exercisable      Exercise Price
--------------------- ------------------- ------------------ ---------------- ----------------- -----------------
$ 3.25  - $12.31                 532,476            6.55           $ 7.98               441,351         $ 5.05
$12.38  - $14.63                 553,484            7.00           $13.38               537,435         $12.93
$15.13  - $17.50                 580,577            8.35           $16.43               248,190         $17.29
$17.63  - $22.81                 351,184            8.71           $17.88               109,108         $18.12
                      ------------------- ------------------ ---------------- ----------------- -----------------
                               2,017,721            7.57           $13.62             1,336,084         $12.26
                      ===================                                     =================


On February 3, 1997, the Company's shareholders approved the Anacomp, Inc. 1997 Qualified Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan allows qualified employees to purchase shares of the Company's common stock at the lower of 85% of the fair market value at the date of purchase or 85% of the fair market value on the first day of each quarterly offering period. A maximum of 500,000 shares of common stock is available for purchase under the Stock Purchase Plan. As of September 30, 2000, 231,898 shares have been issued under the plan.

The Company has reserved approximately 5.2 million shares of Anacomp common stock for the exercise of stock options, the exercise of warrants, employee stock purchases and other corporate purposes.

The Company accounts for its employee stock option plans in accordance with APB Opinion No. 25, under which compensation expense is recognized only to the extent the exercise price of the option is less than the fair market value of a share of stock at the date of grant. Accordingly, the Company has adopted the disclosure only requirements of SFAS No. 123, "Accounting for Stock Based Compensation." Had employee compensation costs for these plans been determined based on their fair value on their grant date in accordance with SFAS No. 123, the Company's net loss would have been as follows:

                                                                          Year Ended
                                                     -------------------------------------------------
                                                      September 30,    September 30,    September 30,
   (dollars in thousands, except per share data)         2000             1999             1998
                                                     ---------------  ---------------  ---------------
   Net loss as reported..........................      $    (111,434)   $     (67,992)   $     (67,749)
   Pro forma net loss............................      $    (115,363)   $     (72,960)   $     (70,309)
   Net loss per share as reported................      $       (7.70)   $       (4.78)   $       (4.85)
   Pro forma net loss per share..................      $       (7.97)   $       (5.13)   $       (5.04)

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model. The weighted average fair value of options granted during 2000, 1999 and 1998, as well as the weighted average assumptions used to determine the fair values, are summarized below:

                                                           2000          1999          1998
                                                       ------------  ------------  ------------
     Fair Value of Options Granted...................    $ 15.05       $  7.61       $  7.30
     Risk-Free Interest Rate.........................       5.36%         5.40%         5.69%
     Expected Dividend Yield.........................          0%            0%            0%
     Expected Volatility.............................        113%           43%           46%
     Expected Life...................................    10 Years       5 Years       5 Years

NOTE 19.
INCOME TAXES:

The components of income (loss) from continuing operations before income taxes and extraordinary items were:

                                                     Year Ended
                                -------------------------------------------------
                                 September 30,    September 30,    September 30,
   (dollars in thousands)           2000             1999             1998
                                ---------------  ---------------  ---------------
   United States................  $     (94,676)   $     (74,793)   $     (78,424)
   Foreign......................        (13,572)           8,748           11,819
                                ---------------  ---------------  ---------------
                                  $    (108,248)   $     (66,045)   $     (66,605)
                                ===============  ===============  ===============

The components of the consolidated tax provision after utilization of net operating loss carryforwards are summarized below:

                                                              Year Ended
                                         -------------------------------------------------
                                          September 30,    September 30,    September 30,
   (dollars in thousands)                    2000             1999             1998
                                         ---------------  ---------------  ---------------
   Current:
       Federal.........................    $         ---    $         672    $         ---
       Foreign.........................            1,490            5,498            5,000
       State...........................               60              516              400
                                         ---------------  ---------------  ---------------
                                                   1,550            6,686            5,400
   Tax reserve adjustment..............              ---              767              400
   Non-cash charge in lieu of taxes....              ---            1,527              ---
                                         ---------------  ---------------  ---------------
                                           $       1,550    $       8,980    $       5,800
                                         ===============  ===============  ===============

The non-cash charge in lieu of taxes represents the utilization of pre-reorganization tax benefits that are reflected as reductions to the Reorganization Asset.

The income tax provision is included in the Consolidated Statements of Operations as follows:

                                                           Year Ended
                                      -------------------------------------------------
                                       September 30,    September 30,    September 30,
(dollars in thousands)                    2000             1999             1998
                                      ---------------  ---------------  ---------------
Provision for income taxes
  before discontinued operations
  and extraordinary item............    $       1,550    $       4,960    $       2,194
Discontinued operations.............              ---            4,427            4,306
Extraordinary loss on discharge
  of indebtedness...................              ---             (407)            (700)
                                      ---------------  ---------------  ---------------
                                        $       1,550    $       8,980    $       5,800
                                      ===============  ===============  ===============

The following is a reconciliation of income taxes from continuing operations calculated at the United States federal statutory rate to the provision for income taxes:

                                                                                Year Ended
                                                           -------------------------------------------------
                                                            September 30,    September 30,    September 30,
(dollars in thousands)                                         2000             1999             1998
                                                           ---------------  ---------------  ---------------
Benefit for income taxes at U.S. statutory rate........      $     (37,886)   $     (23,115)   $     (23,370)
Nondeductible amortization and write-off of
  intangible assets......................................           12,800           26,607           25,450
State and foreign income taxes...........................            6,300              321              (76)
Tax reserve adjustment...................................              ---            1,200              380
Change in deferred tax asset valuation allowance.........           18,500              ---              ---
Other....................................................            1,836              (53)            (190)
                                                           ---------------  ---------------  ---------------
                                                             $       1,550    $       4,960    $       2,194
                                                           ===============  ===============  ===============

The components of deferred tax assets and liabilities are as follows:

                                                                                      September 30,
                                                                               --------------------------
                                                                                  2000           1999
                                                                               ------------  ------------
(dollars in thousands)
Tax effects of future temporary differences related to:
    Accrued expenses and reserves............................................  $      7,700  $      7,300
    Depreciation and amortization............................................         5,100         5,400
    Other....................................................................         6,600         6,500
                                                                               ------------  ------------
Net tax effects of future differences........................................        19,400        19,200
                                                                               ------------  ------------
Tax effects of carryforward benefits:
    Federal net operating loss carryforwards.................................        70,000        52,300
    Federal general business tax credits.....................................         1,200         1,100
    Foreign tax credits......................................................         3,500         3,000
                                                                               ------------  ------------
Tax effects of carryforwards.................................................        74,700        56,400
                                                                               ------------  ------------
Tax effects of future taxable differences and carryforwards benefits.........        94,100        75,600
Less valuation allowance.....................................................       (94,100)      (75,600)
                                                                               ------------  ------------
Net deferred tax asset.......................................................    $      ---    $      ---
                                                                               ============  ============

At September 30, 2000, the Company has federal net operating loss carryforwards ("NOLs") of approximately $200 million available to offset future U.S. taxable income expiring at various dates through 2020. As a result of ownership changes (as defined by Section 382 of the Internal Revenue Code of 1986, as amended) that occurred in fiscal 1996 (see Note 7), the Company's NOLs generated prior to May 20, 1996 total approximately $112 million at September 30, 2000, of which approximately $4 million can be utilized per year. NOLs generated subsequent to May 20, 1996 totaling approximately $88 million at September 30, 2000 are not subject to limitation. However, potential future ownership changes (see Note 1) may result in additional NOL limitations. The Company may also authorize the use of other tax planning strategies to utilize a portion of the NOLs prior to their expirations. The Company expects, however, that substantial amounts of the NOLs will expire unused.

The tax benefits of pre-reorganization net deferred tax assets will be reported first as a reduction of the Reorganization Asset and then as a credit to equity. These tax benefits will not reduce income tax expense for financial reporting purposes. During fiscal 2000, approximately $3 million of foreign tax credits expired unused.

NOTE 20.
COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

Anacomp has commitments under long-term operating leases, principally for building space and data service center equipment expiring at various dates through May 2011. In fiscal 2001, the Company signed an agreement to lease substantially less space for its headquarters facility. The following summarizes the future minimum lease payments under all noncancelable operating lease obligations that extend beyond one year, including the new headquarters facility lease:

                                                            Year Ended
                                                           September 30,
                                                          ---------------
        (dollars in thousands)
        2001............................................    $   10,131
        2002............................................         8,505
        2003............................................         6,791
        2004............................................         5,342
        2005............................................         4,327
        Thereafter......................................        18,395
                                                          ---------------
                                                            $   53,491
                                                          ===============

The total of future minimum rentals to be received under noncancelable subleases related to the above leases is $1 million. The Company's rent and lease expense was $17.1 million, $18 million and $18 million for the years ended September 30, 2000, 1999 and 1998, respectively.

ENVIRONMENTAL LIABILITY

Xidex Corporation, a predecessor company of Anacomp, was designated by the United States Environmental Protection Agency ("EPA") as a potentially responsible party for investigatory and cleanup costs incurred by state and federal authorities involving locations included on a list of EPA's priority sites for investigation and remedial action under the federal Comprehensive Environmental Response, Compensation, and Liability Act. The EPA liability, disclosed in Note 14, relates to its estimated liability for cleanup costs for the aforementioned locations and other sites. In the opinion of management, no material losses are expected in excess of the liability recorded.

LEGAL MATTERS

On August 29, 1997, Access Solutions International, Inc. ("ASI") filed a complaint for patent infringement in the U.S. District Court, District of Rhode Island, against Data/Ware Development, Inc. ("Data/Ware"), of which Anacomp is the successor by merger, and The Eastman Kodak Company ("Kodak"). The complaint seeks injunctive relief and unspecified damages, including attorney's fees, for alleged infringement by Data/Ware and Kodak of ASI's United States Letters Patent No. 4,775,969 for "Optical Disk Storage Format, Method and Apparatus for Emulating a Magnetic Tape Drive" and No. 5,034,914 for "Optical Disk Storage Method and Apparatus with Buffered Interface." The Company has assumed the defense of this matter on behalf of both Data/Ware and Kodak. Discovery in this case continues. The court is currently considering the parties' motions for summary judgment. A trial would probably not occur before the second calendar quarter of 2001. Although there can be no assurance as to the eventual outcome of this matter, management believes that it has numerous meritorious arguments and intends to pursue them vigorously.

In a related matter, the Company has brought a lawsuit in California State court against the principal shareholder of Data/Ware, seeking to enforce that shareholder's obligation to indemnify the Company in the ASI litigation. The state court granted the Company's motion for summary adjudication of the shareholder's duty to fund most of the defense of the ASI case, which the shareholder is currently paying into the court's escrow account. Any unfinished discovery in the state court litigation has been postponed until the resolution of the ASI litigation.

Anacomp is also involved in various claims and lawsuits incidental to its business and management believes that the outcome of those matters individually, and in the aggregate, will not have a material adverse effect on its consolidated financial position or results of operations.

NOTE 21.
OPERATING SEGMENTS:

Anacomp's business is focused in the document management industry. The Company manages its business through four operating units: docHarbor, which provides Internet-based document-management services; Document Solutions, which provides document management outsource services; Technical Services, which provides equipment maintenance services for Anacomp and third-party manufactured products; and DatagraphiX, which provides COM systems and COM related supplies.

Management evaluates performance based upon earnings before interest, other income, reorganization items, restructuring charges, taxes, depreciation and amortization, asset impairment charges and extraordinary items ("EBITDA"). Segment profit or loss also excludes acquired in-process research and development. These costs are managed at the Corporate segment.

Information about the Company's operations by operating segment is as follows (dollars in thousands):

                                                Document     Technical
                                docHarbor(a)    Solutions    Services     DatagraphiX(b)  Corporate(c)  Consolidated
                               -------------- ------------ ------------- ---------------- ------------ --------------
2000
Digital/renewal revenues......   $      4,598   $   71,037   $    19,152   $     15,387     $      ---   $   110,174
COM revenues..................            ---      143,055        44,790         85,178            ---       273,023
Intercompany revenues.........            ---          ---        12,256            ---        (12,256)          ---
                               -------------- ------------ ------------- ---------------- ------------ --------------
Total revenues................          4,598      214,092        76,198        100,565        (12,256)      383,197
EBITDA........................        (25,034)      43,481        27,566          4,579        (23,684)       26,908
Depreciation and
    amortization..............          5,177       26,669        2,846           3,863         13,504        52,059
Total assets..................         22,851      133,586       16,086          35,607         30,159       238,289
Capital expenditures..........         10,158        6,213          731             196            826        18,124
=====================================================================================================================
1999
Digital/renewal revenues......   $      1,568   $   52,281   $   14,698    $      5,015     $      ---   $    73,562
COM revenues..................            ---      174,988       57,264         136,348            ---       368,600
Intercompany revenues.........            ---          ---       15,621             ---        (15,621)          ---
                               -------------- ------------ ------------- ---------------- ------------ --------------
Total revenues................          1,568      227,269       87,583         141,363        (15,621)      442,162
EBITDA........................         (6,459)      50,100       30,749          42,326        (21,838)       94,878
Depreciation and
    amortization..............            759       29,092        5,322           6,776         68,003       109,952
Total assets..................         16,921      184,897       17,548          58,238         52,913       330,517
Capital expenditures..........          1,957       18,223        1,609           1,232          1,639        24,660
=====================================================================================================================
1998
Digital/renewal revenues......   $        351   $   24,307   $    8,300    $      4,274     $      ---   $    37,232
COM revenues..................            ---      137,902       64,158         155,646            ---       357,706
Intercompany revenues.........            ---          ---        5,222             ---         (5,222)          ---
                               -------------- ------------ ------------- ---------------- ------------ --------------
Total revenues................            351      162,209       77,680         159,920         (5,222)      394,938
EBITDA........................         (1,755)      25,457       30,365          39,398        (20,452)       73,013
Depreciation and
    amortization..............            101       12,495        2,456           7,017         81,034       103,103

Total assets..................             72      159,542       15,238          74,391        162,594       411,837
Capital expenditures..........            ---        6,316        2,027           1,341          2,040        11,724
=====================================================================================================================


(a) The Bank Group (see Note 3) has imposed certain restrictions on the Company's docHarbor business unit and the Company is re-evaluating its strategy with respect to the business unit, including seeking additional capital, a possible sale or discontinuance, or reintegration of certain docHarbor operations into the Company's Document Solutions business unit.

(b) During the third quarter of fiscal 2000 the Company announced a restructuring of the DatagraphiX business unit, the merger of this unit into the Technical Services business unit and the discontinuance of manufacturing operations effective October 1, 2000. DatagraphiX operations for 2000 include a charge to cost of sales of $9 million for inventory write-downs resulting from the decision to discontinue manufacturing operations.

(c) Includes elimination of intercompany revenue.

NOTE 22.
INTERNATIONAL OPERATIONS:

Anacomp's international operations are conducted principally through subsidiaries, a substantial portion of whose operations are located in Western Europe. Total international sales include sales by subsidiaries and through distributors. Information as to U.S. and international operations for the years ended September 30, 2000, 1999 and 1998 is as follows (dollars in thousands):

YEAR ENDED SEPTEMBER 30, 2000

                                                      U.S.      International   Elimination   Consolidated
                                                 -------------  -------------  -------------  -------------
  Customer sales...............................    $   270,670    $   112,527    $       ---    $   383,197
  Inter-geographic.............................          8,353            ---         (8,353)           ---
                                                 -------------  -------------  -------------  -------------
  Total sales..................................    $   279,023    $   112,527    $    (8,353)   $   383,197
                                                 =============  =============  =============  =============
  Operating income (loss) from
    continuing operations......................    $   (54,076)   $   (13,572)   $       ---    $   (67,648)
                                                 =============  =============  =============  =============
  Identifiable assets..........................    $   173,434    $    64,855    $       ---    $   238,289
                                                 =============  =============  =============  =============

YEAR ENDED SEPTEMBER 30, 1999

                                                      U.S.      International   Elimination   Consolidated
                                                 -------------  -------------  -------------  -------------
  Customer sales...............................    $   329,168    $   112,994    $       ---    $   442,162
  Inter-geographic.............................         13,110            ---        (13,110)           ---
                                                 -------------  -------------  -------------  -------------
  Total sales..................................    $   342,278    $   112,994    $   (13,110)   $   442,162
                                                 =============  =============  =============  =============
  Operating income (loss) from
    continuing operations......................    $   (40,258)   $    11,719    $       ---    $   (28,539)
                                                 =============  =============  =============  =============
  Identifiable assets..........................    $   266,700    $    63,817    $       ---    $   330,517
                                                 =============  =============  =============  =============

YEAR ENDED SEPTEMBER 30, 1998

                                                      U.S.      International   Elimination   Consolidated
                                                 -------------  -------------  -------------  -------------
  Customer sales...............................    $   270,886    $   124,052    $       ---    $   394,938
  Inter-geographic.............................         17,016            ---        (17,016)           ---
                                                 -------------  -------------  -------------  -------------
  Total sales..................................    $   287,902    $   124,052    $   (17,016)   $   394,938
                                                 =============  =============  =============  =============
  Operating income (loss) from
    continuing operations......................    $   (48,216)   $    14,387    $       ---    $   (33,829)
                                                 =============  =============  =============  =============
  Identifiable assets..........................    $   368,492    $    43,345    $       ---    $   411,837
                                                 =============  =============  =============  =============

NOTE 23.
QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                           First       Second       Third        Fourth
                                                          Quarter      Quarter      Quarter      Quarter
                                                        -----------  -----------  -----------  -----------
    (dollars in thousands, except per share amounts)
    FISCAL 2000
    Revenues..........................................    $ 101,824    $ 104,873    $  88,889    $  87,611
    Gross margin......................................       37,572       36,146       17,419       25,729
    Loss from continuing operations...................      (15,204)     (12,195)     (41,422)     (40,977)
    Loss on sale/income from discontinued
       operations, net of taxes.......................          ---          ---       (1,636)         ---
                                                        -----------  -----------  -----------  -----------
    Net loss..........................................    $ (15,204)   $ (12,195)   $ (43,058)   $ (40,977)
                                                        ===========  ===========  ===========  ===========

    Basic and diluted per share data:
    Loss from continuing operations...................    $   (1.06)   $   (0.85)   $   (2.85)   $   (2.83)
    Loss on sale/income from discontinued
       operations, net of taxes.......................          ---          ---        (0.11)         ---
                                                        -----------  -----------  -----------  -----------
    Net loss..........................................    $   (1.06)   $   (0.85)   $   (2.96)   $   (2.83)
                                                        ===========  ===========  ===========  ===========


    FISCAL 1999
    Revenues..........................................    $ 114,365    $ 112,542    $ 106,250    $ 109,005
    Gross margin......................................       45,539       45,240       43,278       41,952
    Loss from continuing operations...................      (14,802)     (15,398)     (15,611)     (25,194)
    Gain (loss) on sale/income from discontinued
        operations, net of taxes......................          289          520        3,056         (642)
    Loss before extraordinary loss....................      (14,513)     (14,878)     (12,555)     (25,836)
    Extraordinary loss on extinguishment of debt,
      net of taxes....................................          ---          ---          ---         (210)
                                                        -----------  -----------  -----------  -----------
    Net loss..........................................    $ (14,513)   $ (14,878)   $ (12,555)   $ (26,046)
                                                        ===========  ===========  ===========  ===========


    Basic and diluted per share data:
    Loss from continuing operations...................    $   (1.04)   $   (1.08)   $   (1.10)   $   (1.78)
    Gain (loss) on sale/income from discontinued
        operations, net of taxes......................         0.02         0.04         0.22        (0.04)
                                                        -----------  -----------  -----------  -----------
    Loss before extraordinary item....................        (1.02)       (1.04)       (0.88)       (1.82)
    Extraordinary loss on extinguishment of debt,
      net of taxes....................................          ---          ---          ---        (0.02)
                                                        -----------  -----------  -----------  -----------
    Net loss..........................................    $   (1.02)   $   (1.04)   $   (0.88)   $   (1.84)
                                                        ===========  ===========  ===========  ===========


    SUMMARY OF SIGNIFICANT CHARGES BY QUARTER:

    FISCAL 2000
    Asset impairment charges..........................    $     ---    $     ---    $   5,671    $  22,822
    Restructuring charges.............................    $     ---    $   6,966    $   7,641    $     ---
    Inventory write-down..............................    $     ---    $     ---    $   9,031    $     ---

    FISCAL 1999
    Asset impairment charges..........................    $     ---    $     ---    $     ---    $   8,224
    Acquired in-process research and development......    $     ---    $     ---    $     ---    $   3,000

NOTE 24.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES:

The following is a summary of activity in the Company's valuation and qualifying accounts and reserves for the years ended September 30, 2000, 1999 and 1998:

                                                                  Charges
                                                     Balance at   (Credits) to                               Balance at
                                                     beginning    costs and                                    end of
                                                     of period    expenses       Deductions       Other        period
                                                    ------------  ------------  ------------  ------------  ------------
   (dollars in thousands)

   YEAR ENDED SEPTEMBER 30, 2000
   Allowance for doubtful accounts................    $    5,815          (195)         (698)          ---    $    4,922
                                                    ============  ============  ============  ============  ============
   YEAR ENDED SEPTEMBER 30, 1999
   Allowance for doubtful accounts (a)............    $    6,957          (752)         (103)         (287)   $    5,815
                                                    ============  ============  ============  ============  ============
   YEAR ENDED SEPTEMBER 30, 1998
   Allowance for doubtful accounts (b)............    $    5,206           249          (479)        1,981    $    6,957
                                                    ============  ============  ============  ============  ============


     (a) Other deletions include the elimination of Magnetics related reserves (see Note 8).

     (b) Other additions include allowance for doubtful accounts recorded in connection with the First Image acquisition.

EXHIBIT INDEX

EXHIBIT NUMBER

(10) MATERIAL CONTRACTS.

(21) SUBSIDIARIES OF THE REGISTRANT.

(27) FINANCIAL DATA SCHEDULE (REQUIRED FOR ELECTRONIC FILING ONLY).