Form 10-K405
period 2001-09-30
ANACOMP INC
filed 2001-12-05
CIK 6260

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission File Number (1-8328)

Anacomp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Indiana (State or Other Jurisdiction of Incorporation or Organization)	35-1144230 (I.R.S. Employer Identification No.)

12365 Crosthwaite Circle, Poway, California 92064
(858) 679-9797
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Principal Executive Office)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class
 Common Stock, $.01 par value
Common Stock Warrants

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  /x/

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /x/  No / /

    As of November 30, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $547,598 (based upon the closing price for shares of the registrant's common stock as reported by the OTC Bulletin Board for November 30, 2001, the last trading day prior to that date). Shares of common stock held by each of the registrant's executive officers and directors have been excluded in that such persons may be deemed to be affiliates of the registrant. However, this determination of affiliate status is not necessarily a conclusive determination for any other purpose.

    As of November 30, 2001, the number of shares outstanding of the registrant's common stock, $.01 par value, was 14,566,198.

ANACOMP, INC.
FORM 10-K

For the Fiscal Year Ended September 30, 2001

INDEX

PART I

ITEM 1. BUSINESS

    Certain statements in this Item 1, "Business", and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," including statements relating to the Company's expectations concerning the pending bankruptcy proceedings, industry growth rates and trends and the anticipated financial performance and contributions of the various business units, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Anacomp, Inc. ("Anacomp" or the Company"), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include among others: general economic and business conditions; industry trends; industry capacity; competition; raw materials costs and availability; currency fluctuations; the loss of any significant customers or suppliers; changes in business strategy or development plans; successful development of new products; availability, terms and deployment of capital; ability to meet debt service obligations; availability of qualified personnel; changes in, or the failure or inability to comply with, government regulations; confirmation of its prepackaged plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code; and other factors referenced in this report. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions or statements regarding future periods are intended to identify forward-looking statements. All forward-looking statements are inherently uncertain as they involve substantial risks and uncertainties beyond the Company's control. The Company undertakes no obligation to update or revise any forward-looking statements for events or circumstance after the date on which such statement is made. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors. Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

    On October 19, 2001, Anacomp filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged plan of reorganization (the "Plan"), with the U.S. Bankruptcy Court for the Southern District of California.

    Under the Plan, the Company's publicly traded 10 7/8% Senior Subordinated Notes (the "Notes"), related accrued interest and existing Anacomp Common Stock would be canceled, and new common stock issued. New Class A Common Stock would be distributed to the holders of the Notes, as well as reserved for issuance as incentive compensation to Anacomp personnel. New Class B Common Stock would be distributed to holders of existing Anacomp Common Stock and would be subject to additional dilution, as provided for in the Plan.

    For each share of existing Common Stock held immediately prior to the effective date of the Plan, common shareholders would receive .0002769 shares of new Class B Common Stock. In addition, for each share of new Class B Common Stock held immediately following the effective date, common shareholders would receive 194.12 warrants. Each warrant would be exercisable for a period of five years for the purchase of one share of the new Class B Common Stock at an exercise price of $61.54 per share.

    Upon consummation of the Plan, holders of Class A Common Stock would own 99.9% of Anacomp's equity and those holding Class B Common Stock would own 0.1%.

    The Company anticipates confirmation of its Plan by the U.S. Bankruptcy Court in mid-December with an effective date of approximately December 31, 2001.

    Anacomp's financial results for fiscal 2001 were in line with projections, with decreased revenues and continuing liquidity concerns. Anacomp has defaulted upon certain financial covenants set forth in its senior credit facility, and it failed to make $17 million interest payments on its subordinated notes due in October 2000, April 2001, and October 2001. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Notes to the Company's Consolidated Financial Statements for additional information with respect to Anacomp's fiscal 2001 financial performance and its current liquidity concerns. A description of the Plan, as well as a copy thereof (and a copy of the disclosure statement relating thereto), can be found by reference to the Company's filings on Form 8-K (and exhibits attached hereto) dated September 20, 2001, and October 29, 2001.

Document Management Industry

    The document-management industry, in which Anacomp conducts business, provides businesses and other organizations with services and products for storing, distributing and accessing documents. Today, the rapid increase in the number of documents generated in both commercial and non-commercial sectors and the rapid advance of digital technologies are fueling swift growth in this industry. Leading analysts estimate that the overall document-management technologies and related services market exceeded $3.7 billion in 2000 and project it to grow to $6.6 billion by 2003.

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

    In response to these trends, Application Service Providers ("ASPs") offer Internet-based document-management solutions for specific business applications, provided as an outsource service. These web-based service solutions can provide an organization a significant competitive advantage by giving its personnel and customers superior access to information with lower cost and greater convenience than the organization could achieve with an in-house system.

Overview of the Company

    Anacomp is one of the leading document-management outsource providers, offering a broad range of analog and digital archive and retrieval services. Building on three decades of experience in applying technology to solve organizations' document-management challenges, Anacomp specializes in using web-based and media-based technologies to provide efficiencies that help its customers maximize the value of their important documents. Anacomp is also one of the world's leading providers of multi-vendor professional services, offering expert installation and maintenance services for a broad array of storage, printing, network and Computer Output to Microfiche ("COM") equipment.

Business Strategy

    During fiscal 2001, the Company increased its focus on the core businesses of document-management outsource services and professional multi-vendor hardware (equipment and network devices) services. The Company's outsource services are especially concentrated on market sectors that are document-intensive, such as banking, insurance, brokerage, utilities, telecommunications and transportation. This service-based business model generates recurring revenue from long-term customer relationships.

    In addition to its outsource services, the Company continues to focus on the multi-vendor professional services marketplace. This business model also generates recurring revenue from long-term customer relationships.

    The Company's large base of premier customers, particularly in the banking, insurance and brokerage sectors, has substantial and diverse document-management needs. Both existing and potential customers in these sectors represent a prime opportunity for the Company. Anacomp is currently expanding its range of outsource services—especially Web, on-line and CD-R based applications—for these key market segments. By meeting its customers' full range of document-management needs in this way, the Company expects to provide the greatest value and maximize the Company's business with each customer.

    The Technical Services organization provides global, around-the-clock professional services for thousands of customers using hundreds of products from many manufacturers. This vendor-neutral worldwide strategy to provide professional services is very important to customers seeking an independent service provider.

Lines of Business

    The Company operated three essentially autonomous business units during fiscal 2001. These were:

Document Solutions Business Unit

    The Company's largest business is document-management outsource services. Anacomp is a global leader in this business, with a 33-year tradition of service excellence and customer satisfaction. Through its worldwide network of document-processing service centers, the Company serves more than 5,000 outsource-service customers in North America and Europe.

    Anacomp has industry-leading expertise and resources for analyzing a company's specific document-management requirements and for implementing and operating service solutions tailored to meet those requirements. To maintain these capabilities, Anacomp continually invests in offering new customer solutions and in upgrading its storage and delivery systems as well as infrastructure to take advantage of new technologies. Anacomp works closely with its customers to ensure that its document-management solutions continue to meet the ever-changing requirements found in today's dynamic business environment.

    The Company's principal business strategy is to capitalize on current industry and market trends by providing powerful, cost-effective outsource-service solutions for on-line and media-based document management, offering services that satisfy customer needs across a broad spectrum of the marketplace.

    The financial services sectors of banking, brokerage and insurance offer significant growth opportunities. The Company is leveraging its traditional strength in these sectors by developing service-based solutions for specific business applications. By providing ready access to critical documents such as policies, statements, invoices and reports, these application-specific solutions enable companies to improve their competitiveness by reducing capital and operating costs, enhancing their business processes, and improving customer service.

    Anacomp provides online-based and media-based document-management services using value-added software developed by the Company, along with proven operational capabilities afforded by the Company's infrastructure. These offerings are sold and supported by the Company's direct sales force in the United States and Europe. Revenues from digital offerings are expected to grow significantly and accounted for approximately 33% of total Document Solutions revenue in fiscal 2001. The Company expects that this contribution from its digital offerings will increase as a percentage of total revenue in the future.

    The Company's network of service centers in North America and Europe currently processes more than two billion original pages, or "images" each month. The Company operates 54 document-processing service centers today.

    The Company's customer base includes banks, brokerage firms, mutual funds, insurance companies and, to a lesser extent, utilities, telecommunications providers, retailers and other providers of business services. No single customer accounted for more than 5% of the Company's outsource-service revenues in fiscal 2001. The typical service contract has a multi-year term with automatic renewal, and provides for usage-based monthly fees. The Company believes that approximately 75% of its outsource-service customers are under contract and estimates that approximately 90% of these are renewed automatically.

    The Company plans to continue to expand its outsource-services business in both Internet-based and media-based solutions by capitalizing on its already strong presence within a large, loyal customer base, as well as through additional growth from new customers attracted by Anacomp's proven expertise in document-management technology and operations.

    CD Document Services.  Anacomp offers industry-leading outsource services for storing, delivering and accessing documents using the Compact Disc-Recordable (CD-R) medium. Anacomp's CD Document Services offering is a consistently strong performer, growing from 13% of Document Solutions revenue in fiscal 2000 to 17% of revenue in fiscal 2001. In fiscal 2001, CD Document Services totaled $30.1 million in revenue. This growth is primarily due to aggressive marketing to both current and new customers.

    This outsource service provides customers an easy-to-use, high-capacity, portable, standardized solution for document distribution, access and storage. In this service, customers provide invoices, reports, statements, policies, trade confirmations and other documents to the Company in electronic form. These electronic documents are indexed and written to compact disc (CD-R) in the Company's service centers. Each disc includes the Company's powerful Windows® -based tools for accessing and viewing these documents. The customer needs no additional data or software to use the documents on a disc. The Company delivers the discs to the customer for use in various applications, including customer service, audit, analysis, and long-term archive.

    In fiscal 2000, Document Solutions introduced a new CD-based service—CD Online Preview. This offering provides customers with virtually immediate access to the documents processed by Document Solutions, without having to wait for the return of the physical CD media. Online CD Services provides the customer with electronic images of their documents stored on a server located in the customers' location. Customers can access their documents online over their local area network almost immediately after the documents are processed by Document Solutions at one of many outsource service centers. The document images are transferred electronically to the customer's server and are immediately accessible for viewing, reprinting or other needs. At a later time, defined by the customer, a physical CD with copies of the document images is created and delivered to the customer for continued access and longer-term archive storage.

    Since entering the emerging field of CD-based document management in 1995, the Company has become, it believes, the world's largest provider of CD-based services. During fiscal 2001, the Company provided over 1,600 customers with CD Document Services. The majority of these customers are in North America, which contributes 90% of total revenue from CD Document Services.

    Web Presentment Services.  In fiscal 2000, Anacomp Document Solutions introduced another new outsource service—Web Presentment Services. This new offering provides industry-leading capabilities for storing, delivering and accessing documents using the Internet. Customer print data streams are securely transmitted to an Anacomp Data Center, where the information is transparently indexed and converted to a digital format suitable for viewing through any industry-standard Web browser. This service provides 24 × 7 worldwide access to critical information for authorized users. It also facilitates disaster recovery preparedness by storing data off-site.

    Integrated System Solutions.  Through consulting, software and professional services, the Company provides integrated system solutions to customers to help them manage their documents. These capabilities are offered in the Company's European markets, where the current outsourcing trend is not as strong as in the U.S. where the Company has been developing its outsource-services infrastructure.

    Software and Infrastructure Development.  The Company also continued to make improvements in its Document Solutions infrastructure, with higher levels of automation in its document-processing service centers and advanced electronic communications with its customers.

    COM Document Services.  The Company remains the unchallenged world leader in COM services. With unsurpassed technological and operational expertise in COM Document Services, the Company images just under two billion original pages to microfiche each month for more than 5,000 customers around the world. The majority of these are in North America, currently representing 87% of the total revenue from COM Document Services. Overall, fiscal 2001 COM Document Services revenues of $114 million represented 64% of total fiscal 2001 Document Solutions revenue.

    Compared with prior years, this line of business declined overall in terms of revenue during fiscal 2001, largely the result of declining demand for the COM storage and retrieval medium. In aggregate, the COM Document Services business declined 21% in fiscal 2001, compared to fiscal 2000. This decline reflects the overall trend in the mature micrographics market segment.

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

docHarborsm Business Unit

    During fiscal 2000, the Company made substantial investments in establishing a world-class document hosting facility in Herndon, Virginia. The core technology used in the Herndon facility was acquired in fiscal 1999 when Anacomp bought Litton Adesso Software, Inc. ("Adesso Software"). Adesso Software had developed software technology for document ingestion, index, compression and storage, and which complemented the Company's own software development capabilities and activities. This acquisition provided key technology components and technical expertise for the expansion of the Company's Internet document services offerings in the form of "docHarbor," a separate business unit established by the Company to develop and market the Web Presentment services.

    The Company has established itself as a leader in the field of Internet-based Application Service Providers ("ASP") offering Internet-based document services through its docHarbor business unit. This all-in-one ASP offering manages customers' documents throughout their lifecycle. The service transforms electronic documents of virtually any type to a web-compatible format, indexes them for easy retrieval, and hosts them in the Company's secure "e-warehouse" of integrated storage systems and web servers at the Company's document-hosting facilities. Customers can authorize secure access for their own personnel and even their customers to specific documents or pages of documents over private-networks or the Internet through standard web browsers, using retrieval and viewing tools developed for specific applications. As an outsource service, this solution provides superior performance, economy, security, convenience and support, because of the Company's technological and operational expertise, as well as economies of scale and continual system enhancements.

    Web-based storage and delivery solutions, provided as an outsource service, offer better performance, value and longevity than most businesses can achieve on their own with an internal document-management system. Anacomp's Web Presentment services are sold and supported by a direct sales force in the United States. In Europe, this service is marketed using the brand name "Docline", which does not use docHarbor technology or hosting services, but instead uses technology that is managed and supported indirectly by Document Solutions' European operations.

    In May 2001, the Company decided to discontinue the docHarbor business unit in its current form and integrate into the Document Solutions business unit those parts of docHarbor that are key to the success of its Web Presentment services. As of October 1, 2001, docHarbor has become a fully integrated service offering within Document Solutions

    Web Presentment became a profitable business for Anacomp in the later part of fiscal 2001. Revenue of $9.4 million was generated in fiscal 2001 from Web Presentment services, and the Company exited the fiscal year with a strong sales pipeline of prospective new orders.

    Competition is growing in the market for Internet-based document-management services. There are several smaller companies offering somewhat similar services on a regional basis. Some nationwide competitors have also emerged focused on vertical-market sectors or specific applications. Nonetheless, the major competition for Anacomp Web Presentment services is inhouse solutions (i.e., software licenses sold to corporations for running a Web presentment service on internal computer equipment). The current economic recession and widely reported limitations on capital spending by companies worldwide, however, favors outsourcing as a more economical means of acquiring Internet-based document management solutions.

Technical Services Business Unit

    The Technical Services business unit is comprised of two main offerings: professional services and systems and supplies sales. The professional services offering consists of multi-vendor services as well as maintenance of imaging systems.

    The Company offers professional services for a broad range of electronic products. This business services a wide variety of products from Original Equipment Manufacturers ("OEM") such as IBM, Sony, Overland Data, Hitachi and many others. Supplies, depot and repair services are also offered within the Technical Services organization.

    Technical Services is a premier provider of professional services for high-capacity storage products, including redundant array of inexpensive discs ("RAID") storage subsystems, computer tape subsystems, CD-R writers and jukeboxes, high-speed laser printers, networking equipment, and for COM systems manufactured by Anacomp and others. Technical Services is leveraging its expertise in storage products and network equipment by providing maintenance services in the fast growing sectors of Storage Area Networks ("SAN") and Network Attached Storage ("NAS").

    The success of this business is based on the Company's technical expertise and its proven ability to provide fast, expert, on-site service and support around the clock. This service is provided in North America and Europe by approximately 500 highly- trained Company technicians.

    Multi-Vendor Services.  The principal growth area for the Company's Technical Services business is in multi-vendor maintenance services. By providing service for products made by other OEMs, the Company leverages its considerable expertise and infrastructure by expanding far beyond the range of its own products.

    The Company offers its multi-vendor services using two approaches. First, the Company is an alternative to maintenance services provided by the OEM. For example, the Company offers users of Xerox high-speed laser printers a high-quality, economical alternative to the service offered by Xerox Corporation itself. There is a large installed base of Xerox printers worldwide and, in most cases, Xerox has been the only source of field maintenance services for these critical printing systems. In the second approach, the Company contracts with an OEM to provide field maintenance service for that company's end users. This arrangement appeals to manufacturers that have geographically limited maintenance capabilities or no capabilities of their own, or whose own service operations are more costly than the Company's service. The Company services many different makes of RAID products, various SAN and NAS components, Sony CD jukeboxes, IBM optical disc subsystems, Overland tape subsystems and approximately 60 other systems under this type of arrangement.

    The Company is striving to grow its multi-vendor services business through OEM partners and Value Added Resellers ("VAR"). Multi-vendor services revenue as a percentage of total professional services revenue grew 17% in fiscal 2001 compared with 2000. Revenue from multi-vendor services, at $22.4 million, represented 39% of total professional services, and 19% of total Technical Services revenue in fiscal 2001. The Company expects these percentages to increase further in fiscal 2002. The growth in the multi-vendor service business has not offset completely the decline in micrographics maintenance services; however, the Company believes that growth in its multi-vendor services will exceed the decline in micrographics maintenance revenue within the next two years.

    In the multi-vendor services business, the Company competes with a number of other providers, including OEMs, for products such as Xerox laser printers, and with other third-party maintenance providers such as DecisionOne Holdings, Eastman Kodak and EMC/Data General.

    Micrographics Maintenance Services.  The Company believes it maintains virtually the entire installed base of Anacomp-manufactured COM systems in use today, as well as COM systems manufactured by other suppliers. In addition, the Company provides maintenance services for other micrographics equipment, such as retrieval devices, microfilm scanners, cameras and duplicators. Although this segment of the business is declining, the Company has increased its maintenance market share and continues to generate earnings from this segment. Revenue from micrographics maintenance services was approximately $34.5 million, or 29%, of total Technical Services revenue in fiscal 2001.

    The Company has no major competitor in its traditional COM and micrographics maintenance services business. The majority of the equipment that Anacomp maintains is its own proprietary equipment.

    COM Systems.  The Company has the largest installed base of COM systems in the world. Anacomp's flagship XFP2000® COM system remains the premier system in the marketplace, using precise laser optics and advanced film-processing techniques to produce high-quality original and duplicate images of reports and other documents on microfiche or roll microfilm. The XFP2000 is the most widely used COM system in the world, with over 1,000 installations. The Company also uses the XFP2000 for its own COM Document Services operations. While the Company no longer manufactures the XFP2000, it continues to offer refurbished XFP2000 COM systems for sale through its Technical Services business unit. Revenue from COM systems and related equipment was approximately $7.6 million, or 6%, of total Technical Services revenue in fiscal 2001.

    Supplies.  Complementing the installed base of COM Systems is the sale and distribution of consumable supplies for COM production. These supplies are sold through a centralized telesales group and through various distributors worldwide.

    The primary products in the supplies business are silver halide original COM film (used to produce master images) and non-silver duplicating microfilm (used to produce copies of master images). The majority of silver halide original COM film is sold in what the Company believes is a proprietary package and, thus, is currently available only from Anacomp. The Company obtains its silver halide products through an exclusive multi-year supply agreement with The Eastman Kodak Company ("Kodak"). The supplies business also distributes non-proprietary duplicating film to its installed base of COM systems and other micrographics users. The Company obtains its duplicate film products through a long-term supply agreement with SKC America, Inc. The Company believes the users of its COM systems purchase the majority of their original and duplicate film and related chemicals from the Company. Revenue from supplies sales was approximately $55.3 million, or 46%, of total Technical Services revenue in fiscal 2001.

    The Company has no major competitor for its proprietary XFP2000 original COM film business. It competes with Fuji Photo Film U.S.A., Inc. ("Fuji"), Agfa-Gevaert AG ("Agfa") and Kodak in the original COM film market for older COM systems, and with Rexam Image Products in the duplicate film segment.

Engineering, Research and Development

    Anacomp's engineering, research and development expenses totaled $7.2 million in fiscal 2001, $10.1 million in fiscal 2000, and $10 million in fiscal 1999.

    The Company owns various patents and licenses covering aspects of its business lines and its production processes, as well as proprietary trade secret information relating to its services and products. While the Company believes that the protection provided by these patents, licenses and proprietary information is important, it also believes that equally significant is the knowledge and experience of its employees, and their abilities to develop and market the Company's services and products and to provide value-added benefits to customers.

Raw Materials and Suppliers

    Polyester and silver are the principal raw materials used in the manufacture of both original and duplicate microfilm products. Costs for both polyester and silver remained generally stable in fiscal 2001 as a result of a relative balance between supply and demand. There can be no assurance, however, that the current conditions will continue.

    SKC America, Inc. and SKC Limited (collectively, "SKC") and Anacomp entered into a new three-year agreement in October 2001, in which SKC agreed to supply Anacomp with duplicate microfilm. In connection with a prior supply agreement, SKC also provided Anacomp with a trade credit facility that had a balance of $2.9 million at September 30, 2001. The Company has agreed to reduce the trade credit by $300,000 per month for approximately the next nine months or until a 30-day trade balance is reached.

    The Company has also negotiated, effective October 1, 2001, a four-year agreement with Rexam Image Products in which Rexam agreed to supply Anacomp with duplicate microfilm.

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

Industry Segments and Foreign Operations

    As discussed previously, Anacomp managed its business through three operating units in fiscal 2001, providing document management services and solutions. Financial information concerning the Company's three business units is included in Note 19 of the Notes to the Consolidated Financial Statements. Financial information concerning the Company's operations in different geographical areas is included in Note 20 of the Notes to the Consolidated Financial Statements.

Associates

    As of September 30, 2001, Anacomp employed approximately 2,000 people at multiple facilities and offices in North America, Brazil and Europe.

ITEM 2. PROPERTIES

    The Company's headquarters are in Poway, California. This facility houses the Company's management, engineering, customer service, marketing, a Document Services center, finance, accounting, legal and MIS groups. In fiscal 2001, the Company signed a new agreement for its headquarters facility to substantially reduce its leased space; additionally, new space located in Vista, California was leased in order to house the Technical Services group. The Company also leases office space for its sales and service centers in a variety of locations around the world. The following table indicates the square footage of Anacomp's leased and owned facilities:

	Operating Facilities	Other Facilities	Total
United States:
Leased	675,004	139,441	814,445

International:
Leased	119,138	21,950	141,088
Owned	29,386	—	29,386

	148,524	21,950	170,474

Total	823,528	161,391	984,919

    "Other facilities" consist of currently unused space, substantially all of which have been subleased to others. The Company considers its facilities adequate for its present needs and does not believe that it would experience any difficulty in replacing any of its present facilities if any of its current agreements were terminated.

ITEM 3. LEGAL PROCEEDINGS

    On August 29, 1997, Access Solutions International, Inc. ("ASI") filed a complaint for patent infringement in the U.S. District Court, District of Rhode Island against Data/Ware, of which Anacomp is the successor by merger, and the Eastman Kodak Company. On April 20, 2001, management settled this matter through the execution of an agreement, the terms of which are confidential, among Anacomp, ASI and other parties. The Company recorded a $5.4 million charge related to this matter in the second quarter of fiscal 2001 that is included in selling, general and administrative expense for the year ended September 30, 2001.

    On October 19, 2001 Anacomp filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged plan of reorganization in the United States Bankruptcy Court for the Southern District of California (See "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources").

    Anacomp is also involved in various claims and lawsuits incidental to its business and management believes that the outcome of those matters individually, and in the aggregate, will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On September 5, 2001, the Company commenced a solicitation of acceptances of a proposed prepackaged plan of reorganization from A) holders of its 10 7/8 Senior Subordinated Notes due 2004 and B) Fleet National Bank as agent and its syndicate of lenders under its existing secured credit facility (collectively, the "Bank Group"). The Company sent similar information to each of its shareholders.

    On October 19, 2001, the Company announced that its voting noteholders (representing 94.8% of outstanding notes) and its senior lending group unanimously voted to accept the prepackaged plan of reorganization.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on the OTC Bulletin Board, as a result of the stock's October 2, 2000 delisting from the NASDAQ National Market. The common stock is traded under the symbol ANCO.OB The following table sets forth the range of high and low closing prices for the Company's common stock for the periods indicated, as reported by NASDAQ and the OTC Bulletin Board (these quotations reflect inter-dealer prices, without retail mark up, mark down, or commissions, and may not necessarily represent actual transactions):

	Fiscal Year 2001		Fiscal Year 2000
	High	Low	High	Low
First quarter	$0.28	$0.06	$18.63	$15.75
Second quarter	0.38	0.06	19.19	15.50
Third quarter	0.11	0.04	15.88	2.00
Fourth quarter	0.06	0.03	4.50	0.25

    The Company currently intends to retain any future earnings for use in the operation and development of its business and, therefore, does not expect to declare or pay any cash dividends on the Company's capital stock. In addition, the Company's borrowing agreements prohibit the payment of cash dividends on the Company's capital stock. As of November 30, 2001, there were approximately 157 holders of record of the Company's common stock. The number of beneficial shareholders of record as of that date was approximately 3,100.

ITEM 6. SELECTED FINANCIAL DATA

    The following Selected Financial Data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 of this Annual Report on Form 10-K, and with the consolidated financial statements and the related notes thereto included elsewhere herein. (In thousands, except per share data):

	Year ended 9/30/01	Year ended 9/30/00	Year ended 9/30/99	Year ended 9/30/98	Year ended 9/30/97
	(In thousands, except per share data)
Revenues	$306,348	$383,197	$442,162	$394,938	$359,275
Operating loss from continuing operations	(1,621)	(67,648)	(28,539)	(33,829)	(15,820)
Loss before extraordinary items	(47,491)	(111,434)	(67,782)	(66,635)	(56,850)
Net loss	(47,491)	(111,434)	(67,992)	(67,749)	(67,811)
Basic and diluted loss per share	(3.26)	(7.70)	(4.78)	(4.85)	(5.05)
	As of September 30,
	2001	2000	1999	1998	1997
Current assets	$81,315	$85,442	$117,603	$147,629	$164,485
Current liabilities (a)	475,603	458,673	124,787	119,859	117,625
Total assets	207,818	238,289	330,517	411,837	381,411
Long-term debt, less current portion (a)	—	—	312,740	338,851	247,889
Stockholders' equity (deficit)	(277,927)	(230,926)	(117,636)	(47,492)	14,520

(a)
The Company did not make required interest payments on its senior subordinated notes on October 1, 2000 and April 1, 2001. Accordingly, the notes balance outstanding, $310.9 million and $311.3 million at September 30, 2001 and 2000, respectively, have been classified as a current liability.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Recent Events

    As disclosed in previous filings (including reports filed by Anacomp on Form 8-K dated September 20, 2001 and October 29, 2001), on October 19, 2001, Anacomp filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged plan of reorganization in the United States Bankruptcy Court for the Southern District of California. The Company believes that this event, coupled with management changes and cost savings procedures implemented in late 2000 and 2001, will position Anacomp for a return to profitability. Anacomp's revenues, operating results, cash flows and liquidity were negatively impacted by a number of factors during fiscal 2001, including a continuing decline in the Company's COM business, negative cash flows related to the docHarbor business unit, a charge for the settlement of a litigation matter, legal, professional and advisory costs related to the restructuring of the Company's Notes, and costs associated with preparations for a sale of its European document-management business, Document Solutions International ("DSI"). The Company has made significant progress toward mitigating the effects of these factors in 2001, in part due to benefits realized as a result of cost savings efforts and management changes implemented in fiscal 2000.

    Anacomp reported a loss of $47.5 million and positive cash flows from operations totaling $18.5 million (including non-payment of accrued interest of approximately $34 million) during fiscal 2001. As of September 30, 2001, the Company had a working capital deficiency of $394.3 million (including $310 million in senior subordinated notes that are classified as current and $51 million in related accrued interest) and a stockholders' deficit amounting to $277.9 million.

    The Company continues to experience substantial liquidity issues and is in default on its senior secured revolving credit facility (the "Facility"), which totaled $55.1 million at September 30, 2001. However, the Company and the lenders for this facility (collectively, the "Bank Group") have reached an agreement to amend and continue the senior secured revolving credit facility, subject to emergence from bankruptcy.

    On October 1, 2000, April 1, 2001, and October 1, 2001, the Company did not make required $17 million interest payments to holders of the Company's publicly traded 10 7/8% Senior Subordinated Notes (the "Notes"), which totaled $310 million at September 30, 2001, and does not anticipate making any such payments in the future. As noted previously, the Company has filed a petition for reorganization and a prepackaged plan of reorganization (the "Plan"); under the Plan, the Notes and related accrued interest would be cancelled and the existing holders of the Notes (the Holders) would be issued newly created shares of Anacomp Class A Common Stock.

    Management is continuing to evaluate all of its operations. New strategic directions are being examined and the Company is determining what other actions might be taken to improve operations and cash flows. Alternatives being explored include possible discontinuance or sale of certain business units or parts thereof (see next paragraph) and fundamental changes in corporate activities and structure. In order to create further efficiencies, the Company integrated a significant portion of the docHarbor business unit into Anacomp's Document Solutions business unit effective October 1, 2001.

    Anacomp previously announced that it intends to sell all or parts of DSI, and continues to exercise its reasonable best efforts to complete a sale. Any such eventual sale is subject to approval by the Bank Group and the Company will be required to remit a portion of any proceeds from the sale of DSI to pay down the Facility. The timing, likelihood and the amount of net proceeds of any such sale are uncertain and the Company is continuing the operations of DSI in its normal course of business. The Company's International Technical Services business is not affected by this potential transaction.

Results of Operations

    Anacomp reported a net loss of $47.5 million in fiscal 2001, compared with a net loss of $111.4 million and $68 million in fiscal 2000 and 1999, respectively.

Fiscal year ended September 30, 2001 vs. Fiscal year ended September 30, 2000

    Revenues.  The Company's revenues totaled $306.3 million in fiscal 2001, a decrease of 20%, or $76.9 million, from $383.2 million in fiscal 2000. The Company experienced declines in revenues of $37.1 million in Document Solutions, and $44.3 million in Technical Services. Revenues in the docHarbor business line increased $4.6 million, double its 2000 revenues.

    The decrease in Document Solutions revenue was primarily due to a continued decline in its COM outsourcing business. The decrease in Technical Services revenue was the result of the overall decline in the COM maintenance and supplies businesses as the number of XFPs in service worldwide declined. This decline was partially offset by growth in new multi-vendor maintenance services. The increase in docHarbor revenues reflects the Company's continued emphasis on digital services and a growing digital customer base.

    Gross Margin.  The Company's gross margin decreased 15% during the past year, from $116.9 million (31% of revenues) in fiscal 2000 to $99.6 million (33% of revenues) in fiscal 2001. The decrease in gross margin dollars was primarily the result of the $76.9 million decrease in revenue from fiscal 2000. Fiscal year 2001 gross margin as a percentage of revenue was greater than the prior year primarily as a result of the $9 million inventory charge in fiscal 2000.

    Gross margin as a percentage of revenue for Document Solutions increased slightly at 37% versus 35% in the prior year. Technical Services gross margin as a percentage of revenue remained consistent at 30% in each year. The docHarbor gross margin, for fiscal year 2001 was a negative $2.1 million compared to negative $8.1 million in the prior year. This significant improvement was the result of cost reduction actions implemented at the end of fiscal year 2000 and the increase in docHarbor customers in fiscal 2001.

    Engineering, Research and Development.  Engineering, research and development expense decreased from $10.1 million in fiscal 2000 to $7.2 million in fiscal 2001. This decrease was primarily the result of lower expenses related to the discontinuance of manufacturing operations effective October 1, 2000 and the resulting decrease in support engineering expenses.

    Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses decreased from $100.0 million for the year ended September 30, 2000, to $83.5 million for the year ended September 30, 2001. The $16.5 million decrease was primarily the result of continuing cost reduction efforts. SG&A expenses during fiscal year 2000 included severance and other costs related to changes in senior management. SG&A expenses for the current year reflect the Company's cost reduction efforts as well as the benefit of a reduction to the Company's environmental liability reserves of $1.0 million, as a result of receipt of a Rescission of Site Cleanup Requirements. These benefits were offset by the $5.4 million charge for the settlement of a litigation matter, $5.1 million in legal, professional and financial advisory costs related to the proposed restructuring of the Company's Notes and $3.9 million in legal, professional and severance costs associated with preparations for a sale of DSI.

    Amortization of Reorganization Asset.  Amortization of reorganization asset in fiscal 2001 decreased to zero from $12 million (3.1% of revenues) in fiscal 2000. Fiscal year 2000 amortization of reorganization asset expense of $12 million completed the amortization of the asset related to the Company's 1996 reorganization.

    Amortization of Intangible Assets.  Amortization of intangible assets decreased 39%, from $19.3 million for the year ended September 30, 2000, to $11.7 million for the year ended September 30, 2001. This decrease was primarily the result of the decreased level of goodwill due to the fiscal year 2000 goodwill impairment charge of $21.4 million and completion of amortization for certain acquisitions.

    Restructuring Charges and Credits.  In fiscal 2000, the Company recorded restructuring charges of $14.6 million related to the reorganization of its workforce in the United States and Europe along its then four lines of business, a reorganization of parts of the corporate staff, and the phase out of manufacturing operations. The reorganization of the workforce and corporate staff consisted of management reassessing job responsibilities and personnel requirements in each of its continuing and on-strategy business units and corporate staff. Such assessment resulted in substantial permanent personnel reductions and involuntary terminations throughout the organization, primarily in its European operations and its corporate and manufacturing staff. The restructuring charges included $10.3 million in employee severance and termination-related costs. Employee severance and termination-related costs were for approximately 300 employees, all of whom have left the Company, although some severance payments will be paid throughout calendar year 2001. The restructuring charges also include $1.9 million of other fees related to professional services associated with negotiations to terminate facility leases and other costs associated with implementation of the business unit structure and the reorganization of the four business units into separate entities, $1.4 million for contractual obligations and $1.0 million for facility-related costs. Other fees are expected to be paid by December 31, 2001. As a result of the restructuring, the Company anticipated cost savings in excess of $1.0 million per month, primarily related to reductions in future payroll and related employer costs and lease rental costs resulting from vacated facilities. The Company anticipated the phase-in of cost savings to begin in the third quarter of fiscal 2000. The Company has substantially achieved these cost savings as planned. In the third quarter of fiscal 2001, the Company reversed $1.2 million of business restructuring reserves primarily related to favorable circumstances in employee separations and facility-related costs, as well as reduced levels of professional and other fees.

    Asset Impairment Charges.  During the third quarter of fiscal 2000, the Company wrote off a note receivable with a carrying value of $2.7 million generated from the sale of its Magnetics division in fiscal 1999 based on the declining operating results and liquidity of the acquirer. Also in the third quarter of 2000, due to the Company's overall liquidity position, the Company abandoned a new software product as well as its Image Mouse product. As a result, the Company wrote off approximately $1.6 million of capitalized software development costs and approximately $0.7 million of specialized manufacturing assets, respectively. Further, the Company recorded impairments of manufacturing equipment and leasehold improvements totaling approximately $2.0 million as a result of the discontinuation of manufacturing operations effective October 1, 2000 pertaining to the former DatagraphiX segment and downsizing of facilities.

    Interest Expense and Fee Amortization.  Interest expense increased 7%, from $41.0 million in fiscal 2000 to $43.9 million in fiscal 2001. This was the result of a higher level of borrowings on the revolving credit facility for the first six months of fiscal 2001 compared to the first six months of fiscal 2000.

    Provision for Income Taxes.  The provisions for income taxes of $3.2 million for the year ended September 30, 2001 and $1.6 million for the year ended September 30, 2000 related primarily to earnings and dividends of certain foreign subsidiaries.

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

Fiscal year ended September 30, 2000 vs. Fiscal year ended September 30, 1999

    Revenues.  The Company's revenues totaled $383.2 million in fiscal 2000, a decrease of 13%, or $59 million, from $442.2 million in fiscal 1999. The Company experienced declines in revenues of $40.8 million in its DatagraphiX business line, $13.2 million in Document Solutions, and $8 million in Technical Services. Revenues in the docHarbor business line increased $3 million, nearly double its 1999 revenues.

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

    Gross Margin.  The Company's gross margins decreased 34% during the past year, declining from $176 million (40% of revenues) in fiscal 1999 to $116.9 million (31% of revenues) in fiscal 2000. This decrease was primarily due to results in the DatagraphiX and docHarbor business units. The docHarbor gross margin decreased from breakeven in 1999 to a negative $8.1 million in 2000. The decrease was the result of increased investment in docHarbor's infrastructure in fiscal 2000. The DatagraphiX margins, as a percentage of revenue, decreased 23%, due primarily to the reduction in revenues, a decision in the fiscal third quarter to eliminate manufacturing operations, and the related $9 million write-down of inventories. Gross margins for Document Solutions and Technical Services remained essentially unchanged from the prior year period at 35% and 47%, respectively.

    Engineering, Research and Development.  The Company's engineering, research and development spending increased slightly to $10.1 million in fiscal 2000. Spending on digital product offerings, including docHarbor, decreased $0.8 million, or 11%, to $7.1 million in 2000, from $7.9 million in 1999.

    Selling, General and Administrative Expenses.  Selling, general and administrative ("SG&A") expenses increased 8%, from $92.6 million (21% of revenues) in fiscal 1999 to $100.0 million (26% of revenues) in fiscal 2000. This increase primarily resulted from increased sales and marketing efforts for the docHarbor and Document Solutions units, as well as severance and other costs related to changes in senior management.

    Amortization of Reorganization Asset.  Amortization of reorganization asset decreased 83% from $68.4 million (16% of revenues) in fiscal 1999 to $12 million (3% of revenues) in fiscal 2000. Fiscal year 2000 included only two months of amortization expense compared to a full year of amortization expense in the prior year.

    Amortization of Intangible Assets.  Amortization of intangible assets decreased 14%, from $22.4 million (5% of revenues) in fiscal 1999 to $19.3 million (5% of revenues) in fiscal 2000. This decrease was primarily the result of the completion of amortization for a number of 1997 acquisitions and reduced amortization related to intangibles written off in the fiscal 1999 fourth quarter.

    Anacomp allocated $3 million to in-process research and development related to the development of technology that stores, retrieves and presents computer and non-computer generated documents using a proprietary compression technology with an open database architecture using a discount rate of 17%. At the date of acquisition the redesign of the technology was approximately 40% complete with an expected completion date of December 1999. Adesso had also commenced development of the next generation of technology to provide enhanced portability between servers and enhanced reporting capabilities with an expected completion date of September 2000. As of September 30, 2000 both of these projects had been completed substantially in-line with the original estimate. Subsequent to the acquisition the Company incorporated the Adesso technology into its docHarbor product offerings and has not been actively marketing the products separately. Revenues associated with these projects have been less than were anticipated at acquisition.

    Restructuring Charges.  In fiscal 2000, the Company recorded restructuring charges of $14.6 million related to the reorganization of its workforce in the United States and Europe along its four lines of business, a reorganization of parts of the Corporate staff, and the phase out of manufacturing operations. The reorganization of the workforce and corporate staff consisted of management reassessing job responsibilities and personnel requirements in each of its continuing and on-strategy business units and corporate staff. Such assessment resulted in substantial permanent personnel reductions and involuntary terminations throughout the organization, primarily in its European operations and its corporate and manufacturing staff. The restructuring charges included $10.3 million in employee severance and termination-related costs. Employee severance and termination-related costs were for approximately 300 employees, all of whom have left the Company, although some severance payments will be paid throughout calendar year 2001. The restructuring charges also include $1.9 million of other fees related to professional services associated with negotiations to terminate facility leases and other costs associated with implementation of the business unit structure and the reorganization of the four business units into separate entities, $1.4 million for contractual obligations and $1.0 million for facility-related costs. Other fees are expected to be paid by December 31, 2001. As a result of the restructuring, the Company anticipated cost savings in excess of $1.0 million per month, primarily related to reductions in future payroll and related employer costs and lease rental costs resulting from vacated facilities. The Company anticipated the phase-in of cost savings to begin in the third quarter of fiscal 2000. The Company has substantially achieved these cost savings as planned.

    Asset Impairment Charges.  In the 1999 third quarter, the Company sold its Magnetics Division for $37 million and a $3 million note due in 2009. In the third quarter of fiscal 2000, it became apparent that the buyers of the Magnetics Division would be unable to repay the note. As a result, the Company has written off the $2.7 million note. The Company recorded asset impairment charges of $8.2 million in the fourth quarter of fiscal 1999. With the sale of its Magnetics division and the restructuring of its operations into four separate business units, the Company assessed its operations being folded into the new business unit structure. As a result, six separate operations acquired in fiscal 1997 and fiscal 1998 were identified as having losses since their acquisition along with expected future negative cash flows and future losses from operations. These previously acquired operations were no longer expected to be continued within the new business unit structure as they were made redundant or no further investment was planned based on a lack of previous profitability. The acquisitions of these operations included approximately $0.5 million of property and equipment. Based on expected negative cash flows, the goodwill associated with these entities totaling $8.2 million was written off. Additionally, a charge of approximately $0.3 million was taken through depreciation expense to reduce the carrying value of property and equipment that was not fully depreciated at September 30, 1999.

    During the fiscal 2000 third quarter, due to its overall liquidity position the Company abandoned a new software product as well as its Image Mouse product. As a result, the Company wrote off associated capitalized software development costs of approximately $1.6 million and approximately $0.7 million of specialized manufacturing assets, respectively. As a result of discontinuing its manufacturing operations and the downsizing of facilities, the Company recognized a write-down of $2 million related to its leasehold improvements and equipment in fiscal 2000. The Company recorded a goodwill impairment charge of $21.4 million related to the Company's Document Solutions International businesses. During the fourth quarter of fiscal 2000, the Company reached an agreement in principle with its Bank Group to amend the Facility and to provide Anacomp with a waiver, which was in effect through October 26, 2000, and among other restrictions, prevented the Company from remitting funds to its foreign subsidiaries. Based on the inability to support its foreign subsidiaries by the terms of the forbearance agreement, and based on the Company's liquidity issues and the restructuring of its operations into four separate business units, the Company reviewed its expected future cash flows of its foreign operations assuming an inability to invest in or support their cash flows from the U.S. The result of these reviews indicated that the Company's Document Solutions International businesses would have negative cash flows from operations and operating losses that would worsen.

    Due to the above concerns, the Company is also pursuing expressions of interest by third parties and a management buyout group to purchase all or parts of the Document Solutions International businesses. The estimated DSI businesses include an approximate $10 million net book value of assets and liabilities, excluding goodwill. The Company anticipates recovering the net book value of any DSI assets sold. As a result of the expected future negative cash flows from operations and the preliminary expressions of interest in the Document Solutions International businesses, the only long-lived assets deemed impaired is the goodwill associated with the Document Solutions International businesses.

    Interest Expense and Fee Amortization.  Interest expense increased 2%, from $40.4 million in fiscal 1999 to $41.0 million in fiscal 2000. This was primarily the result of increased borrowings against the Company's credit facility in fiscal year 2000, partially offset by lower average borrowings under the Company's senior subordinated notes.

    Provision for Income Taxes.  The provision for income taxes on continuing operations in fiscal 2000 of $1.6 million and in fiscal 1999 of $5.0 million related primarily to earnings of certain foreign subsidiaries.

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

Liquidity and Capital Resources

    On October 19, 2001, Anacomp filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged plan of reorganization (the "Plan"), with the U.S. Bankruptcy Court for the Southern District of California.

    Under the Plan, the Company's publicly traded 10 7/8% Senior Subordinated Notes (the "Notes"), related accrued interest and existing Anacomp Common Stock would be canceled, and new common stock issued. New Class A Common Stock would be distributed to the holders of the Notes, as well as reserved for issuance as incentive compensation to Anacomp personnel. New Class B Common Stock would be distributed to holders of existing Anacomp Common Stock and would be subject to additional dilution, as provided for in the Plan.

    For each share of existing Common Stock held immediately prior to the effective date of the Plan, common shareholders would receive .0002769 shares of new Class B Common Stock. In addition, for each share of new Class B Common Stock held immediately following the effective date, common shareholders would receive 194.12 warrants. Each warrant would be exercisable for a period of five years for the purchase of one share of the new Class B Common Stock at an exercise price of $61.54 per share.

    Upon consummation of the Plan, holders of Class A Common Stock would own 99.9% of Anacomp's equity and those holding Class B Common Stock would own 0.1%.

    The Company anticipates confirmation of its Plan by the U.S. Bankruptcy Court in mid-December with an effective date of approximately December 31, 2001.

    The Company and the Bank Group executed a Summary of Terms and Conditions regarding amendments to the Facility on August 24, 2001. On November 30, 2001, the Company filed with the Bankruptcy Court the form of credit agreement (without exhibits and schedules) that will be effective upon emergence from bankruptcy. As a pre-condition to the agreement, the Company must emerge from its prepackaged Chapter 11 plan of reorganization by January 31, 2002. The plan must be in the current form and substance reasonably satisfactory to the Bank Group. The amended Facility will maintain the current $60.9 million limit, with a $55.1 million sublimit for direct borrowing and a $5.8 million letter of credit sublimit. The amended Facility will be available for new loans up to a Formula Borrowing Base ("FBB") when direct borrowings are reduced below the FBB. The FBB will equal an amount up to 80% of Eligible Accounts, which include U.S. and Canadian accounts receivable.

    Under the amended Facility, the maturity date will be eighteen months from the Effective Date of the emergence from bankruptcy, but no later than July 31, 2003, with an extension to January 31, 2004 if a DSI sale occurs and results in $4 million net proceeds or the Company elects to increase the interest rate by 1% for the extension period. Upon a closing of a sale of DSI, the Company would be required to make a payment to the Bank Group to permanently reduce the Facility. The payment would be the greater of $4 million or 85% of net sale proceeds as defined. Under the amendments to the Facility, the direct borrowings limit will be permanently reduced by cash payments of $2 million quarterly from December 31, 2001 to June 30, 2002; $3 million on September 30, 2002; $2.25 million on December 31, 2002 and March 31, 2003; and $2.5 million on June 30, 2003. If an extension period is exercised, there will be an additional reduction of $2.5 million on September 30, 2003.

    During the bankruptcy period, Anacomp has attempted to maintain normal and regular trade terms with its suppliers and customers. Additionally, the Plan contemplates that the Company's trade suppliers, creditors, employees and customers will not be adversely affected while the Company is in reorganization proceedings or thereafter. There can be no assurance that the Company's suppliers will continue to provide normal trade credit or credit on other terms acceptable to the Company, if at all, or that customers will continue to do business or enter into new business with the Company.

    There can be no assurance that the Plan will be approved by the Bankruptcy Court. There can also be no assurance that the Company's suppliers will continue to provide normal trade credit or credit on other terms acceptable to the Company, if at all, or that customers will continue to do business or enter into new business with the Company. In the event the Plan is not confirmed by the United States Bankruptcy Court, the Company would be required to negotiate, prepare and seek approval of an alternative plan for emergence from reorganization. In addition, the Company would be required to negotiate a new Facility agreement. No assurances can be given that the Company would be successful in these efforts.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed above and as shown in the accompanying financial statements, the Company has defaulted on its debt obligations, has substantial operating and liquidity issues, and has filed for voluntary bankruptcy protection and reorganization under Chapter 11 of the United States Bankruptcy Code, which raises substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to restructure successfully its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

    Anacomp had negative working capital of $394.3 million at September 30, 2001, compared to negative working capital of $373.2 million at September 30, 2000. The working capital deficiency is primarily due to $311 million in Notes with $51 million of accrued interest as well as $55.1 million of borrowings under the senior secured revolving credit facility. Net cash provided by operating activities was $18.5 million (including non-payment of accrued interest of approximately $34 million) for the year ended September 30, 2001, compared to net cash used in operations of $29.1 million in the prior year. The $48 million improvement to cash flows from operations from the prior year was primarily the result of the non-payment of $34 million in interest expense on the Company's Notes on October 1, 2000 and April 1, 2001. The remaining $14 million improvement over the prior year was due primarily to reduced levels of selling and general administrative expenses resulting from restructuring activities implemented in FY 2000 and partial year benefits from the consolidation of docHarbor into Document Solutions, offset by legal and professional expenses related to the Company's financial restructuring and possible sale of DSI.

    Net cash used in investing activities was $6.4 million in the current fiscal year, compared to cash used in investing activities of $19.4 million in the prior year. This decrease reflects the Company's emphasis to control its expenditures to maximize liquidity. Expenditures in fiscal year 2000 were primarily for the development of infrastructure for docHarbor. Current year expenditures were primarily for purchases of operating equipment.

    Net cash used in financing activities was $1.8 million during the fiscal year ended September 30, 2001, compared with cash provided by financing activities of $52.9 million in the prior year. This decrease was principally the result of no net borrowings against the Facility in the current year.

    The Company's cash balance totaled $24.3 million at September 30, 2001 compared to $14 million at September 30, 2000. The Company's cash balance totaled $27.7 million at October 31, 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    Revenues generated outside the United States, as a percentage of total revenues, were 30% in 2001, 30% in 2000 and 26% in 1999. Fluctuations in foreign exchange rates could impact operating results through translation of the Company's subsidiaries' financial statements.

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

    The Company's bank revolving credit facility is affected by the general level of U.S. interest rates. The Company had $55.1 million outstanding under its bank line of credit on September 30, 2001. If interest rates were to increase 1%, the Company's annual interest expense would increase approximately $0.6 million based on a $55.1 million outstanding balance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial statements and supplementary financial information appear on pages A-1 to A-32 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Directors.  The following table sets forth the name of each of the Company's directors, his age (as of November 15, 2001), his principal occupation and his five-year business history. Mr. Smoot was approved as Chairman of the Board, and Messrs. Smoot and Fox were both elected as Directors for the Company effective November 2, 2001. All other directors have served as such since June 4, 1996.

NAME	AGE	PRINCIPAL OCCUPATION
Edward P. Smoot	63	President and Chief Executive Officer of the Company
Linster W. Fox	52	Senior Vice President and Chief Financial Officer of the Company
Talton R. Embry	54	Chairman and Chief Investment Officer, Magten Asset Management Corp.
Darius W. Gaskins, Jr.	64	Partner, High Street Associates, Inc.
George A. Poole, Jr.	70	Private investor
Lewis Solomon	68	Chief Executive Officer, Broadband Services, Inc.; Chairman, G & L Investments

    Edward P. Smoot was elected Chairman of the Board on November 2, 2001, and President and Chief Executive Officer of the Company on August 10, 2000. Prior to joining the Company, Mr. Smoot was President and Chief Executive Officer of Nelco International from 1993 until 1999.

    Linster W. Fox was elected Director on November 2, 2001, and Senior Vice President and Chief Financial Officer of the Company on November 15, 2000, having served as Senior Vice President and Corporate Controller since August 2, 1999, and Vice President and Controller since July 1998. From January 1996 to June 1998, Mr. Fox served as Vice President and U.S. Controller. Previously, Mr. Fox served as Vice President and Controller of Poway Operations from May 1995 to December 1995. From October 1992 to May 1995, Mr. Fox was Vice President of Finance and Administration for Poway Operations. Prior to that, Mr. Fox served as Vice President of Finance and Administration for International Operations from October 1990 to October 1992.

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

    Lewis Solomon has served as a director since June 4, 1996 and was elected Lead Director on that date. He was elected Co-Chairman of the Board effective May 1, 1997, and served as Chairman of the Board from August 10, 2000 through November 2, 2001. Mr. Solomon serves as Chief Executive Officer of Broadband Services, Inc. (since 1999) and Chairman of G&L Investments (since 1990). He also serves as a director of Anadigics, Inc., Artesyn Technologies, Inc. and Terayon Communications Systems.

    Pursuant to the Plan, the following individuals will comprise the Board of Directors of Anacomp upon the effectiveness of the Plan:

NAME	AGE	POSITION
David E. Orr	50	Former Chief Executive Officer and Member of Board of Directors of Pliant Systems
Ralph B. Bunje, Jr.	61	Financial and Real Estate Consultant
Lloyd Miller	47	Registered Investment Advisor
Charles M. Taylor	45	Manager, Cap Gemini Ernst & Young
Steven G. Singer	40	Chairman and Chief Executive Officer of American Banknote Corporation
Edward P. Smoot	63	President and Chief Executive Officer of the Company
Linster W. Fox	52	Senior Vice President and Chief Financial Officer of the Company

    David E. Orr was, from 1997 until May 1, 2001, the Chief Executive Officer of Pliant Systems, Inc. (f/k/a Broadband Technologies) ("Pliant"). In May, 2001, Pliant filed for protection from its creditors in the United States Bankruptcy Court for the Eastern District of North Carolina. Mr. Orr continues to serve as a director of Pliant. From 1991-1997, Mr. Orr was Chief Executive Officer of Alcatel Networks Systems, Inc. ("Alcatel"). Both Pliant and Alcatel are engaged in the design and manufacture of telecommunications equipment.

    Ralph B. Bunje, Jr., CPA, is cofounder and partner of Bunje, Buss & Lloyd, a financial and real estate consulting practice in San Francisco since 1978. He is a cofounder and, since 1995, has served as President of, Independent Exchange Services, Inc. and Dorset Properties, Inc., Qualified Intermediaries for tax deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended. Mr. Bunje is the President and Member of the Board of Directors of the Federation of Exchange Accommodators. Mr. Bunje has served on the Board of Directors of Wedgwood Technology Corp. from 1985 until its merger with Endress & Hauser in 2001. Mr. Bunje was formerly with Deloitte & Touche, Dean Witter & Co., Inc. and Bache & Co. Inc.

    Lloyd Miller, a registered investment advisor, has been a member of the Chicago Board of Trade since 1978. Mr. Miller, who served on the Anacomp Board of Directors from July 7-27, 2000, is currently a director of Advantica Restaurant Group and Aldila, Inc.

    Charles M. Taylor has been a manager with Cap Gemini Ernst & Young ("CGE&Y") since 1998. Mr. Taylor is a member of CGE&Y's Healthcare Information Technology Practice. From 1994-1998 Mr. Taylor was a Director of Information Technology of the Cleveland Clinic Foundation in Florida.

    Steven G. Singer has, from November 2000 to date, been the Chairman and CEO of American Banknote Corporation, a security printing concern. From November 1994 to date, Mr. Singer has been the Chairman and CEO of Pure 1 Systems, a drinking water systems concern. From 1994 to date, Mr. Singer has been the Executive Vice President and Chief Operating Officer of Romulus Holdings, Inc. ("Romulus"), an investment vehicle. Romulus is a member of the Unofficial Committee and will hold Class A Common Stock of Anacomp upon confirmation of the Plan.

    Edward P. Smoot and Linster W. Fox will also be members of the Board of Directors upon effectiveness of the Plan. Their respective biographical information appears above.

    Executive Officers.  The current executive officers of the Company, their ages (as of November 15, 2001) and their positions with the Company are listed in the following table:

NAME	AGE	POSITION
Edward P. Smoot	63	President, Chief Executive Officer and Chairman of the Board of Directors
David B. Hiatt	54	Executive Vice President and Chief Operating Officer
Linster W. Fox	52	Senior Vice President, Chief Financial Officer and Director
William C. Ater	60	Senior Vice President and Chief Administration Officer
Thomas L. Brown	45	Senior Vice President and Treasurer
Jeffrey R. Cramer	48	Senior Vice President
Paul J. Najar	39	Vice President-Administration and General Counsel

    The business experience of each executive officer for the past five years is described below. Each executive officer holds office until his successor is chosen and qualified or until his earlier death, resignation or removal.

    Edward P. Smoot was elected Chairman of the Board on November 2, 2001, and President and Chief Executive Officer on August 10, 2000. Prior to joining the Company, Mr. Smoot was President and Chief Executive Officer of Nelco International from 1993 until 1999.

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

    Linster W. Fox was elected Director on November 2, 2001, and Senior Vice President and Chief Financial Officer on November 15, 2000, having served as Senior Vice President and Corporate Controller since August 2, 1999, and Vice President and Controller since July 1998. From January 1996 to June 1998, Mr. Fox served as Vice President and U.S. Controller. Previously, Mr. Fox served as Vice President and Controller of Poway Operations from May 1995 to December 1995. From October 1992 to May 1995, Mr. Fox was Vice President of Finance and Administration for Poway Operations. Prior to that, Mr. Fox served as Vice President of Finance and Administration for International Operations from October 1990 to October 1992.

    William C. Ater was elected Senior Vice President on August 13, 1997 and Chief Administrative Officer in February 1988. He served as Secretary from March 1985 until November 1999.

    Thomas L. Brown was elected Senior Vice President and Treasurer on August 10, 2000, having served as Vice President and Treasurer since May 19, 1996. From January 1995 to April 1996, Mr. Brown served as Corporate Controller of Hurco Companies, Inc. Mr. Brown had previously served as Assistant Vice President—Financial Reporting and Analysis for Anacomp from March 1991 until January 1995.

    Jeffrey R. Cramer was elected Senior Vice President—Technical Services on August 13, 1997. Mr. Cramer joined Anacomp in July 1996 with Anacomp's acquisition of COM Products, Inc. ("CPI"), and served as Senior Vice President—Business Development from February to August 1997. Mr. Cramer had served as President of CPI since March 1987.

    Paul J. Najar was elected Vice President—Administration and General Counsel on November 15, 2000. Mr. Najar had served as Assistant General Counsel and Assistant Secretary since joining Anacomp in October 1996. Prior to joining Anacomp, Mr. Najar was an attorney for the University of California, Irvine from May 1992 to October 1996.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

    The following Summary Compensation Table sets forth as to the Company's Chief Executive Officer and the other five most highly compensated Executive Officers all compensation awarded to, earned by, or paid to the Executive Officers for all services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended September 30, 2001, 2000 and 1999, except as may otherwise be specifically noted.

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Base Salary ($)	Bonus ($)	Other Annual Compensation ($)(1)		Securities Underlying Options (#)	All Other Compensation ($) (6)
Edward P. Smoot Chairman of the Board of Directors, President and Chief Executive Officer	2001 2000 1999	400,090 70,184 —	414,000 — —	7,860 — —	(2)	— — —	2,772 246 —
William C. Ater(12) Senior Vice President	2001 2000 1999	257,481 220,258 180,675	125,000 25,000 71,194	— 199,502 —	(3)	— — —	8,199 6,361 8,114	(7)
David B. Hiatt Executive Vice President and Chief Operating Officer	2001 2000 1999	260,000 225,385 88,846	117,102 9,450 41,370	— — —		— — 100,000	6,864 3,054 1,147	(8) (7)
Jeffrey R. Cramer Senior Vice President Technical Services	2001 2000 1999	195,385 162,539 161,600	98,600 12,737 80,196	— — —		— — —	2,850 880 792	(9) (7)
Linster W. Fox Director, Senior Vice President, And Chief Financial Officer	2001 2000 1999	170,962 139,490 126,433	84,248 7,588 37,376	— — —		— — —	4,390 6,396 1,201	(10) (7)
Peter Williams Executive Vice President (11/16/98—5/31/01)	2001 2000 1999	258,746 175,526 175,000	— 48,943 127,469	3,341 155,495 5,564	(4) (5) (4)	— — 40,000	481,507 4,428 716	(11)

(1)
Except as noted below, the aggregate amount of perquisites and other personal benefits, securities or property, given to each Named Executive Officer valued on the basis of aggregate incremental cost to the Company did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus for each such officer during fiscal 2001, 2000 and 1999.
(2)
Represents $3,981 in temporary living expenses and $3,879 in income tax assistance for temporary living expense reimbursements.
(3)
Represents an early payout from a deferred compensation plan.
(4)
Represents an automobile and gasoline allowance.

(5)
Consists of a $138,376 relocation bonus and a $13,119 automobile and gasoline allowance.
(6)
For each Named Executive Officer, includes reimbursement of medical expenses, as well as premiums paid by the Company on a group term life insurance policy for the benefit of each such person (and with respect to Dr. Williams, for his dependents).
(7)
Includes a $1,000 contribution made by the Company to the Anacomp Savings Plus (or 401(k)) Plan.
(8)
Includes a $2,140 contribution made by the Company to the Anacomp Savings Plus (or 401(k)) Plan.
(9)
Includes a $2,337 contribution made by the Company to the Anacomp Savings Plus (or 401(k)) Plan.
(10)
Includes a $674 contribution made by the Company to the Anacomp Savings Plus (or 401(k)) Plan.
(11)
Includes $455,064 in severance and related payments paid during fiscal 2001.
(12)
Mr. Ater was employed under terms of a consulting agreement as explained in Employment Contracts. In fiscal 2001, he received a bonus for the completion of an assignment and was named a Company officer later in the year to assist in the completion of an assignment that required substantially more time than was contemplated in the consulting agreement.

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

Stock Options

    No stock option grants were issued during fiscal 2001. No Executive Officers exercised any options during fiscal 2001. The following table sets forth information regarding all options held at September 30, 2001 by the Executive Officers.

Fiscal Year-End Option Values

Name	Number of Unexercised Options at FY-End(#) Exercisable/ Unexercisable	Value of Unexercised In-the-money Options at FY-End($) Exercisable/Unexercisable(1)
Edward P. Smoot	0/0	0/0
William C. Ater	27,500/0	0/0
David B. Hiatt	60,000/40,000	0/0
Jeffrey R. Cramer	41,667/3,333	0/0
Linster W. Fox	22,667/7,333	0/0
Paul J. Najar	10,834/1,666	0/0
Peter Williams	100,000/0	0/0

(1)
Based upon the September 30, 2001 closing price of $.04 for the Common Stock on the OTC Bulletin Board.

Employment Contracts

    Of the Executive Officers, only William C. Ater, David B. Hiatt and Jeffrey R. Cramer are currently parties to an employment agreement with the Company. However, Peter Williams was party to an employment agreement with the Company that was superceded in fiscal 2001 by an agreement terminating such employment. Set forth below is a brief description of each such employment or termination agreement.

    William C. Ater.  On October 27, 1999, Mr. Ater and the Company entered into an agreement pursua nt to which the parties agreed to terminate Mr. Ater's previous employment agreement, effective December 31, 1999. In connection therewith, the parties agreed that for two years commencing January 1, 2000, Mr. Ater would continue to work for Anacomp on a part-time basis, to work on special projects assigned by the chief executive officer. For such services, the Company agreed to pay Mr. Ater $1,500 per day, and agreed to pay for a minimum of 10 days per month in calendar 2000 and a minimum of 5 days per month in calendar 2001.

    Under the new agreement reached with Mr. Ater, the Company also agreed to pay him his bonus for the first quarter of fiscal 2000, to the extent earned, and to fully vest on November 15, 2000 all 6,250 of Mr. Ater's unvested options to acquire the Company's common stock, and to allow him to exercise such options until December 31, 2002. Mr. Ater agreed, following his eventual separation from the Company, to honor the covenant not to compete and customer non-solicitation clauses set forth in his previous employment agreement.

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

    Jeffrey R. Cramer.  Mr. Cramer entered into an employment agreement with the Company, dated August 21, 2000, which provides for an initial term of one year and which is automatically renewable thereafter for additional one-year terms. As a part of that employment agreement, Mr. Cramer also entered into a covenant not to compete with the Company while an employee or as a consultant to the Company after any termination of employment, and not to solicit the Company's customers for a period of two years following any termination of employment.

    Mr. Cramer's employment agreement provides that, in the event of a merger or consolidation or a transfer of substantially all of the Company's assets or a change in control of the Company or a discontinuation of the Company's business, Mr. Cramer will receive a severance allowance equal to his prior 12 months' compensation if he is subsequently terminated without cause or if he deems a termination to have occurred due to a demotion, transfer or reduction in compensation. Mr. Cramer is also entitled to such severance allowance if he is terminated by mutual agreement or without cause by the Company or if he deems a termination to have occurred due to a demotion, transfer or reduction in compensation. Finally, if at the end of the original term of the employment agreement or any renewal thereof the Company declines to renew such agreement and does not request that Mr. Cramer continue working or the Company discontinues the month-to-month employment arrangements, then in any such case Mr. Cramer is entitled to a severance allowance equal to his 12 months' base salary.

    Peter Williams.  Dr. Williams entered into an employment agreement with the Company and Xidex UK Limited, an indirect, wholly owned subsidiary of the Company ("Xidex"), dated May 3, 1995, but effective October 1, 1994 (the employment agreement has since been assigned to Anacomp Ltd., Xidex's parent corporation). In May 2001, Mr. Williams and Anacomp entered into an agreement pursuant to which the parties agreed to terminate Mr. Williams's employment agreement, effective May 31, 2001. In connection therewith, Anacomp agreed, among other matters: (a) to pay Mr. Williams his base salary through May 31, 2001; (b) to pay Mr. Williams severance of £369,179 within 14 days of May 31, 2001; (c) to continue the Company's private medical insurance plan until the earlier of May 31, 2002 and the date on which the Executive begins employment with another employer; (d) to pay to Mr. Williams £3,000 in respect of petrol expenses, £4,275 in respect of loss of life insurance and long-term disability insurance and up to £2,000 for legal costs; and (e) to allow Mr. Williams to exercise all non-qualified stock options to acquire the Company's common stock until July 31, 2002. In connection with his departure from Anacomp, Mr. Williams agreed to honor the confidentiality, non-compete, and employee and customer non-solicitation clauses in his employment agreement.

Incentive Compensation Plan

    Anacomp has established annual cash flow goals as the basis for payment of bonuses and profit sharing under the Incentive Compensation Plan. For fiscal 2001, the Company achieved cash flow (earnings before interest, taxes, depreciation and amortization including any reductions for one-time and extraordinary charges relating to the Plan or otherwise, or EBITDA) of $28,428,000 or 114% of its cash flow (EBITDA) goal of $24,950,000. Certain bonuses will also be payable based on annual goals and objectives assigned to the business unit managers, which must be achievable and measurable.

    Employees reporting directly to the Chief Executive Officer (approximately six people—four corporate managers and two business unit managers) will earn bonuses of 50% of base salary if Anacomp meets its annual cash plan (25% of salary in fiscal 2001 because the plan began mid-year), and will earn bonuses of up to 60% of base salary (30% in fiscal 2001) if Anacomp exceeds its annual cash plan by 20%. Actual bonuses earned for fiscal 2001 are 28.5% of salary.

Termination of Employment and Change of Control Arrangements

    As discussed above, the employment agreements of Mr. Hiatt and Mr. Cramer provide for certain payments in the event of a termination of employment or a change of control of the Company.

Compensation Committee Interlocks and Insider Participation

    No member of the Compensation Committee of the Board of Directors was, during fiscal 2001, an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries, or had any relationships requiring disclosure by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information, as of November 30, 2001, unless otherwise noted, regarding the shares of common stock beneficially owned by each of the Company's directors, by each of its Named Executive Officers (as defined in Item 11, "Executive Compensation—Summary Compensation Table" above), by all directors and executive officers of the Company as a group, and by certain other beneficial owners of more than five percent (5%) of the Company's common stock. Each such person has sole voting and dispositive power with respect to such shares of common stock, except as otherwise indicated. For purposes of calculating the percentage of common stock owned by each of the directors, executive officers and 5% shareholders of the Company, the Company has assumed that each such person has exercised all of his or its vested stock options and/or common share warrants for shares of common stock and that such shares are issued and outstanding, and that no other persons have exercised options or common share warrants. ("*" indicates that the person owns less than 1% of the Company's common stock.)

Directors and Executive Officers

Name	Shares of Common Stock Beneficially Owned		Percent of Class
Talton R. Embry	0		*
Darius W. Gaskins, Jr.	33,313 (a	)	*
George A. Poole, Jr.	31,875 (b	)	*
Lewis Solomon	77,688 (c	)	*
Edward P. Smoot	0		*
Peter Williams	100,000 (d	)	*
William C. Ater	27,500 (e	)	*
David B. Hiatt	60,000 (f	)	*
Jeffrey R. Cramer	44,257 (g	)	*
Linster W. Fox	22,667 (h	)	*
Paul J. Najar	11,838 (i	)	*
All directors and executive officers of the Company as a group (12 persons)	429,314 (j	)	3.0%

Other Beneficial Holders of Common Stock

Taunus Corporation 31 West 52nd Street New York, NY 10019	854,067	5.9%

(a)
Represents 33,313 shares issuable upon the exercise of stock options.
(b)
Represents 31,875 shares issuable upon the exercise of stock options.
(c)
Includes 57,688 shares issuable upon the exercise of stock options.
(d)
Represents 100,000 shares issuable upon the exercise of stock options.
(e)
Represents 27,500 shares issuable upon the exercise of stock options.
(f)
Represents 60,000 shares issuable upon the exercise of stock options.
(g)
Includes 41,667 shares issuable upon the exercise of stock options.
(h)
Represents 22,667 shares issuable upon the exercise of stock options.
(i)
Includes 10,834 shares issuable upon the exercise of stock options.
(j)
Includes 407,134 shares issuable upon the exercise of stock options.

Section 16(a) Beneficial Ownership Reporting Compliance

    Based upon a review of copies of Forms 3, 4 and 5 filed with the SEC, or representations from certain reporting persons that no Forms 5 were required, Anacomp believes that all its executive officers, directors and 10% stockholders complied with all Section 16(a) filing requirements for the year ended September 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On March 13, 2000, Donald W. Thurman, at that time Executive Vice President and Chief Operating Officer of the Company, borrowed $180,000 from the Company in connection with the purchase of a California residence. The indebtedness is evidenced by a promissory note dated that same date which bears interest at 6.5% per annum with a stated maturity date of June 30, 2000 (subject to extension). In connection with the termination of Mr. Thurman's employment agreement, the parties agreed to amend the promissory note to extend its maturity date and to waive all interest payable on the note. The note was to be repaid upon the earlier to occur of: the sale of Mr. Thurman's California residence; such time as the outstanding balance of the note equals the remaining severance payments owed by Anacomp to Mr. Thurman; and August 31, 2001. The promissory note was satisfied in June 2001, with Anacomp waiving approximately $6,443 of interest, but otherwise receiving payment in full. In connection with Mr. Thurman's separation from Anacomp, he agreed to honor the confidentiality, non-compete, and employee and customer non-solicitation clauses set forth in his employment agreement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a	) 1.	The following financial statements and other information appear in Appendix A to this Annual Report on Form 10-K and are filed as a part hereof:
Report of Independent Public Accountants.
Consolidated Balance Sheets—September 30, 2001 and 2000.
Consolidated Statements of Operations—Years Ended September 30, 2001, 2000 and 1999.
Consolidated Statements of Stockholders' Deficit—Years Ended September 30, 2001, 2000 and 1999.
Consolidated Statements of Cash Flows—Years Ended September 30, 2001, 2000 and 1999.
Notes to the Consolidated Financial Statements.
2.		Financial Statement Schedules are not filed with this Annual Report on Form 10-K because the Schedules are either inapplicable or the required information is presented in the financial statements listed immediately above or in the notes thereto.
(b	)	Reports on Form 8-K: The Company filed a report on Form 8-K dated September 20, 2001.
(c	)	The following exhibits are filed with this Annual Report on Form 10-K or incorporated herein by reference to the listed document previously filed with the Securities and Exchange Commission (the"SEC"). Previously unfiled documents are noted with an asterisk (*):
2.		Plan of Reorganization dated August 29, 2001. (1)
3.1		Amended and Restated Articles of Incorporation of the Company as of February 8, 1999. (2)
3.2		Amended and Restated Bylaws of the Company as of February 9, 1998. (2)
4.1		Form of Common Stock Certificate. (3)
4.2		Indenture, dated as of March 24, 1997, between the Company and IBJ Schroder Bank & Trust Company, as trustee, relating to the Company's 10 7/8% Senior Subordinated Notes due 2004, Series B. (3)

4.3	First Supplemental Indenture, date as of June 12, 1998, to the Indenture, dated as of March 24, 1997, between the Company, as issuer, and IBJ Schroder Bank & Trust Company, as trustee relating to the 10 7/8% Senior Subordinated Notes due 2004, Series A and the 10 7/8% Senior Subordinated Notes due 2004, Series B (containing, as exhibits, specimens of such Series A Notes and Series B Notes). (5)
4.4	Indenture, dated as of June 18, 1998, between the Company and IBJ Schroder Bank & Trust Company, as trustee, relating to the Company's 10 7/8% Series C Senior Subordinated Notes due 2004 and 10 7/8% Series D Senior Subordinated Notes due 2004. (5)
4.5	Purchase Agreement, dated June 12, 1998, between the Company and NatWest Capital Markets Limited, relating to the Company's 10 7/8% Series Senior C Subordinated Notes due 2004. (5)
4.6	Exchange and Registration Rights Agreement, dated June 18, 1998, between the Company and NatWest Capital Markets Limited, relating to the Company's 10 7/8% Series C Senior Subordinated Notes due 2004 and 10 7/8% Series D Senior Subordinated Notes due 2004. (5)
4.7	Form Letter of Transmittal, relating to the Company's 10 7/8% Series C Senior Subordinated Notes due 2004 and Series D Senior Subordinated Notes due 2004. (6)
10.1	Employment Agreement, effective October 1, 1994, between the Company and Dr. Peter Williams. (7) (13)
10.2	Retirement / Part-Time Employment Agreement dated October 27, 1999, between the Company and William C. Ater. (8) (13)
10.3	Employment Agreement, effective April 12, 1999, between the Company and David B. Hiatt. (8) (13)
10.4	Employment Agreement, effective August 21, 2000, between the Company and Jeffrey R. Cramer. * (13)
10.5	Employment Agreement, effective October 1, 1998, between the Company and Donald W. Thurman. (9) (13)
10.6	Termination Agreement, dated May 1, 2000, between the Company and Donald W. Thurman. (10) (13)
10.7	Amendment to Termination Agreement, dated August 16, 2000, between the Company and Donald W. Thurman. (8) (13)
10.8	Revolving Credit Agreement, dated as of June 15, 1998, among Anacomp, Inc., the various lending institutions named therein and BankBoston, N.A. as agent. (5)
10.9	Forbearance and Standstill Agreement, dated as of November 15, 2000, among Anacomp, Inc., the various banks named therein, and Fleet National Bank as agent for the banks. (8)
10.10	Amendment to the Forbearance and Standstill Agreement, dated as of December 15, 2000, between Anacomp, Inc. and Fleet National Bank. (8)
10.11	Common Stock Registration Rights Agreement, dated as of June 4, 1996, by and among the Company and the Holders of Registrable Shares. (2)
10.12	Amended and Restated Master Supply Agreement, dated October 8, 1993, by and among the Company, SKC America, Inc. and SKC Limited. (11)
10.13	First Cumulative Amendment to the Amended and Restated Master Supply Agreement, dated May 17, 1996, by and among the Company, SKC America, Inc. and SKC Limited. (12)
10.14	Second Amended and Restated Master Supply Agreement, dated as of July 1, 1997, by and among the Company, SKC America, Inc. and SKC Limited. (9)
21.1	Subsidiaries.

(1)
Incorporated by reference to the Company's Form 8-K dated September 20, 2001 and October 29, 2001.

(2)
Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 1999.

(3)
Incorporated by reference to the Company's Form 8-K filed with the SEC on June 19, 1996 (File No. 1-8328).

(4)
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

(8)
Incorporated by reference to the Company's Form 10-K for the year ended September 30, 2000.

(9)
Incorporated by reference to the Company's Form 10-K for the year ended September 30, 1999.

(10)
Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2000.

(11)
Incorporated by reference to the Company's Form 10-K for the year ended September 30, 1993.

(12)
Incorporated by reference to the Company's Pre-Effective Amendment No. 1 to Form S-1 Registration Statement filed with the SEC on September 19, 1996 (File No. 333-9395).

(13)
Management contract or compensation plan.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANACOMP, INC.
By:	/s/ EDWARD P. SMOOT Edward P. Smoot Chairman of the Board, President, and Chief Executive Officer

    Dated: December 4, 2001

    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 4, 2001	By:	/s/ EDWARD P. SMOOT Edward P. Smoot Chairman of the Board, President, and Chief Executive Officer
Dated: December 4, 2001	By:	/s/ LINSTER W. FOX Linster W. Fox Senior Vice President and Chief Financial Officer
Dated: December 4, 2001	By:	/s/ LEWIS SOLOMON Lewis Solomon Director
Dated: December 4, 2001	By:	/s/ TALTON R. EMBRY Talton R. Embry Director
Dated: December 4, 2001	By:	/s/ DARIUS W. GASKINS, JR. Darius W. Gaskins, Jr. Director
Dated: December 4, 2001	By:	/s/ GEORGE A. POOLE, JR. George A. Poole, Jr. Director

APPENDIX A

Annual Report on Form 10-K
Anacomp, Inc.

A–1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Anacomp, Inc.:

    We have audited the accompanying consolidated balance sheets of Anacomp, Inc. (an Indiana corporation) and Subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anacomp, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has defaulted on its debt obligations, has substantial operating and liquidity issues, and has filed for voluntary bankruptcy protection and reorganization under Chapter 11 of the United States Bankruptcy Code, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ ARTHUR ANDERSEN LLP
San Diego, California
November 21, 2001

A–2

CONSOLIDATED BALANCE SHEETS
Anacomp, Inc. and Subsidiaries

	September 30,
	2001	2000
	(dollars in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$24,308	$13,988
Accounts receivable, net	43,360	53,560
Current portion of long-term receivables, net	1,395	1,763
Inventories	4,937	8,297
Prepaid expenses and other	7,315	7,834

Total current assets	81,315	85,442
Property and equipment, net	33,141	45,197
Long-term receivables, net of current portion	1,252	1,864
Goodwill	86,285	98,427
Other assets	5,825	7,359

	$207,818	$238,289

Liabilities and Stockholders' Deficit
Current liabilities:
Senior secured revolving credit facility	$55,075	$57,650
10 7/8% senior subordinated notes payable	310,943	311,272
Accounts payable	13,958	19,737
Accrued compensation, benefits and withholdings	16,111	15,239
Accrued income taxes	5,625	3,638
Accrued interest	50,969	17,647
Other accrued liabilities	22,922	33,490

Total current liabilities	475,603	458,673

Long-term liabilities:
Other long-term liabilities	10,142	10,542

Commitments and contingencies
Stockholders' deficit:
Preferred stock, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; 14,566,198 shares issued and outstanding	146	146
Additional paid-in capital	111,324	111,324
Accumulated other comprehensive loss	(4,912)	(5,402)
Accumulated deficit	(384,485)	(336,994)

Total stockholders' deficit	(277,927)	(230,926)

	$207,818	$238,289

See the notes to the consolidated financial statements.

A–3

CONSOLIDATED STATEMENTS OF OPERATIONS
Anacomp, Inc. and Subsidiaries

	Year Ended
	September 30, 2001	September 30, 2000	September 30, 1999
	(dollars in thousands, except per share amounts)
Revenues:
Services	$236,635	$269,012	$292,037
Equipment and supply sales	69,713	114,185	150,125

	306,348	383,197	442,162

Cost of revenues:
Services	155,273	176,796	177,103
Equipment and supply sales	51,455	89,535	89,050

	206,728	266,331	266,153

Gross profit	99,620	116,866	176,009
Costs and expenses:
Engineering, research and development	7,208	10,081	9,992
Selling, general and administrative	83,527	100,016	92,607
Amortization of reorganization asset	—	12,003	68,370
Amortization of intangible assets	11,713	19,314	22,355
Write-off of acquired in-process research and development	—	—	3,000
Restructuring (credits) charges	(1,207)	14,607	—
Asset impairment charges	—	28,493	8,224

Operating loss from continuing operations	(1,621)	(67,648)	(28,539)
Other income (expense):
Interest income	1,338	1,225	2,322
Interest expense and fee amortization	(43,860)	(41,000)	(40,358)
Other	(131)	(825)	530

	(42,653)	(40,600)	(37,506)

Loss from continuing operations before income taxes	(44,274)	(108,248)	(66,045)
Provision for income taxes	3,217	1,550	4,960

Loss from continuing operations	(47,491)	(109,798)	(71,005)
Income from discontinued operations, net of taxes	—	—	980
(Loss) gain on sale of discontinued operations, net of taxes	—	(1,636)	2,243

Loss before extraordinary loss	(47,491)	(111,434)	(67,782)

Extraordinary loss on extinguishment of debt, net of taxes	—	—	(210)

Net loss	$(47,491)	$(111,434)	$(67,992)

Basic and diluted per share data:
Loss from continuing operations	$(3.26)	$(7.59)	$(4.99)
(Loss) gain on sale of discontinued operations, net of taxes	—	(0.11)	0.23
Extraordinary loss on extinguishment of debt, net of taxes	—	—	(0.02)

Basic and diluted net loss	$(3.26)	$(7.70)	$(4.78)

Shares used in computing basic and diluted net loss per share	14,566	14,470	14,232

See the notes to the consolidated financial statements.

A–4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
Anacomp, Inc. and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit
	Shares	Amount				Total
	(in thousands, except share data)
BALANCE AT SEPTEMBER 30, 1998	14,261,569	$143	$109,486	$447	$(157,568)	$(47,492)

Net loss	—	—	—	—	(67,992)	(67,992)
Translation adjustment	—	—	—	(524)	—	(524)
Unrealized loss on currency swap contracts	—	—	—	(1,145)	—	(1,145)

Comprehensive Loss						(69,661)

Common stock issued for exercise of stock options, warrants, and restricted stock grants	403,988	9	3,843	—	—	3,852
Common stock issued for employee stock purchases	69,278	—	781	—	—	781
Common stock purchased and retired	(534,156)	(5)	(8,784)	—	—	(8,789)
Common stock issued for acquisitions	183,410	2	3,671	—	—	3,673

BALANCE AT SEPTEMBER 30, 1999	14,384,089	149	108,997	(1,222)	(225,560)	(117,636)

Net loss	—	—	—	—	(111,434)	(111,434)
Translation adjustment	—	—	—	(8,136)	—	(8,136)
Realized gain on currency swap contracts	—	—	—	3,424	—	3,424
Unrealized gain on currency swap contract	—	—	—	532	—	532

Comprehensive Loss						(115,614)

Common stock issued for exercise of stock options, warrants, and restricted stock grants	198,479	—	3,350	—	—	3,350
Common stock issued for employee stock purchases	38,568	—	510	—	—	510
Common stock purchased and retired	(93,200)	(3)	(1,628)	—	—	(1,631)
Common stock issued for acquisitions	38,262	—	95	—	—	95

BALANCE AT SEPTEMBER 30, 2000	14,566,198	146	111,324	(5,402)	(336,994)	(230,926)

Net loss	—	—	—	—	(47,491)	(47,491)
Translation adjustment	—	—	—	(273)	—	(273)
Realized gain on currency swap contracts	—	—	—	763	—	763

Comprehensive Loss						(47,001)

BALANCE AT SEPTEMBER 30, 2001	14,566,198	$146	$111,324	$(4,912)	$(384,485)	$(277,927)

See the notes to the consolidated financial statements.

A–5

CONSOLIDATED STATEMENTS OF CASH FLOWS
Anacomp, Inc. and Subsidiaries

	Year Ended
	September 30, 2001	September 30, 2000	September 30, 1999
	(dollars in thousands)
Cash flows from operating activities:
Net loss	$(47,491)	$(111,434)	$(67,992)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Extraordinary items	—	—	210
Asset impairment charges	—	28,493	8,224
Write-off of acquired in-process research and development	—	—	3,000
Income from discontinued operations	—	—	(980)
Loss (gain) on sale of discontinued operations	—	1,636	(2,243)
Depreciation and amortization	31,258	51,406	108,543
Amortization of debt fees, premiums and discounts	1,398	653	1,409
Non-cash legal settlement charge	1,502	—	—
Non-cash compensation	—	1,277	1,103
Non-cash charge in lieu of taxes	—	—	1,527
Restricted cash requirements	—	—	4,285
Change in assets and liabilities:
Accounts and other receivables	11,045	22,935	877
Inventories	3,332	9,161	(1,295)
Prepaid expenses and other assets	(2,005)	3,631	379
Accounts payable, accrued expenses and other liabilities	(13,874)	(32,786)	(17,805)
Accrued interest	33,321	586	1,586

Net cash provided by (used in) continuing operations	18,486	(24,442)	40,828
Net operating cash (used in) provided by discontinued operations	—	(4,623)	1,620

Net cash provided by (used in) operating activities	18,486	(29,065)	42,448

Cash flows from investing activities:
Proceeds from sale of discontinued operations and other assets	—	550	41,422
Purchases of property and equipment	(4,825)	(18,124)	(24,660)
Payments to acquire companies and customer rights	(1,593)	(1,833)	(45,284)

Net cash used in investing activities	(6,418)	(19,407)	(28,522)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	3,419	4,633
Proceeds from liquidation of currency swap contracts	763	3,424	—
(Payment on) proceeds from revolving line of credit	(2,575)	48,750	8,900
Repurchases of common stock	—	(1,631)	(8,789)
Principal payments on long-term debt	—	(1,083)	(25,000)

Net cash (used in) provided by financing activities	(1,812)	52,879	(20,256)

Effect of exchange rate changes on cash	64	(1,563)	(247)

Increase (decrease) in cash and cash equivalents	10,320	2,844	(6,577)
Cash and cash equivalents at beginning of period	13,988	11,144	17,721

Cash and cash equivalents at end of period	$24,308	$13,988	$11,144

See the notes to the consolidated financial statements.

A–6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	Year Ended
	September 30, 2001	September 30, 2000	September 30, 1999
	(dollars in thousands)
Cash paid during the period for:
Interest	$7,138	$40,617	$34,463
Income taxes	$2,569	$3,728	$5,425

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Year Ended
	September 30, 2001	September 30, 2000	September 30, 1999
	(dollars in thousands)
Assets acquired by assuming liabilities	$—	$—	$9,824
Stock issued for acquisitions	$—	$95	$3,673
Unrealized gain (loss) on currency swap contracts	$—	$532	$(1,145)

See the notes to the consolidated financial statements.

A–7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Anacomp, Inc. and Subsidiaries

NOTE 1. COMPANY OPERATIONS AND BASIS OF PRESENTATION:

  Financial Overview

    Anacomp, Inc. (the "Company") reported a net loss totaling $47.5 million and positive cash flows provided by operations of $18.5 million (including non-payment of accrued interest of approximately $34 million) for the year ended September 30, 2001. As of September 30, 2001, the Company has a working capital deficiency of $394.3 million, including $311 million in senior subordinated notes (the "Notes") and $51 million of related accrued interest, and a stockholders' deficit of $277.9 million. The Company is experiencing significant liquidity issues and is in default of its senior secured revolving credit facility (the "Facility"), which had borrowings of $55.1 million at September 30, 2001, and is in default on its Notes. On October 1, 2000, April 1, 2001, and October 1, 2001, the Company did not make required $17 million interest payments to the holders of the Company's Notes and does not anticipate making any such payments in the future.

  Financial Restructuring Plan

    On October 19, 2001, Anacomp filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged plan of reorganization (the "Plan"), with the U.S. Bankruptcy Court for the Southern District of California. As of the Bar Date of November 21, 2001, no material claims had been entered that were not previously recognized by the Company. The Company expects, subject to court approval, a confirmation of the Plan by December 10, 2001 and an effective date of approximately December 31, 2001.

    Under the Plan, the Company's publicly traded 10 7/8% Senior Subordinated Notes (the "Notes"), related accrued interest and existing Anacomp Common Stock would be canceled, and new common stock issued. New Class A Common Stock would be distributed to the holders of the Notes, as well as reserved for issuance as incentive compensation to Anacomp personnel. New Class B Common Stock would be distributed to holders of existing Anacomp Common Stock and would be subject to additional dilution, as provided for in the Plan.

    For each share of existing Common Stock held immediately prior to the effective date of the Plan, common shareholders would receive .0002769 shares of new Class B Common Stock. In addition, for each share of new Class B Common Stock held immediately following the effective date, these shareholders would receive 194.12 warrants. Each warrant would be exercisable for a period of five years for the purchase of one share of the new Class B Common Stock at an exercise price of $61.54 per share.

    Upon consummation of the Plan, holders of Class A Common Stock would own 99.9% of Anacomp's equity and those holding Class B Common Stock would own 0.1%.

    The Company and the Bank Group executed a Summary of Terms and Conditions regarding amendments to the Facility on August 24, 2001. As a pre-condition to the agreement, the Company must effectuate its financial restructuring pursuant to its prepackaged Chapter 11 plan of reorganization by January 31, 2002. The amended Facility, effective upon emergence from bankruptcy, will maintain the current $60.9 million limit, with a $55.1 million sublimit for direct borrowing and a $5.8 million letter of credit sublimit. The amended Facility will be available for new loans up to a Formula Borrowing Base ("FBB") when direct borrowings are reduced below the FBB. The FBB will equal an amount up to 80% of Eligible Accounts, which include U.S. and Canadian accounts receivable. The new facility will also contain certain restrictions on the Company and has scheduled principal repayments (see Note 3).

A–8

    During the bankruptcy period, Anacomp has attempted to maintain normal and regular trade terms with its suppliers and customers. The Plan contemplates that the Company's trade suppliers, employees and customers will not be adversely affected while the Company is in reorganization proceedings or thereafter, as the U.S. Bankruptcy Court for the Southern District of California has issued orders allowing the Company to maintain its existing cash management system and prepetition bank account, and to continue to pay its employees, employee benefits and vendors in the normal course of business.

    There can be no assurance that the Plan will be approved by the Bankruptcy Court. There can also be no assurance that the Company's suppliers will continue to provide normal trade credit or credit on other terms acceptable to the Company, if at all, or that customers will continue to do business or enter into new business with the Company. In the event the Plan is not confirmed by the United States Bankruptcy Court, the Company would be required to negotiate, prepare and seek approval of an alternative plan for emergence from reorganization. In addition, the Company would be required to negotiate a new Facility agreement. No assurances can be given that the Company would be successful in these efforts.

  Business Unit Structuring

    On January 17, 2001, the Company announced it had entered into a non-binding Letter of Intent to sell 100% of the docHarbor business unit. The Company subsequently decided that an integration of docHarbor into its Document Solutions business unit was a more effective and efficient mechanism for making advanced on-line storage and delivery capabilities available to its customers. Accordingly, on May 31, 2001, the Company announced it had terminated negotiations with the prospective buyer for docHarbor. Since May 31, 2001, the Company has been integrating docHarbor into its Document Solutions business unit and combining key functions including sales, marketing and administration, and eliminating redundancies in the Company's cost structure. As of October 1, 2001, docHarbor became a fully integrated service offering within Document Solutions, bringing docHarbor direct expenses more in line with anticipated revenues.

    Anacomp also previously announced that it intends to sell all or parts of its European document-management business, Document Solutions International ("DSI"), and continues to exercise its reasonable best efforts to complete a sale. Any such eventual sale is subject to approval by the Bank Group and the Company will be required to remit a portion of any proceeds from the sale of DSI to pay down the Facility (see Note 3). The timing, likelihood and amount of net proceeds of any such sale are uncertain and the Company is continuing the operations of DSI in its normal course of business. The Company's International Technical Services business is not affected by this potential transaction.

  Going Concern

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed above and as shown in the accompanying financial statements, the Company has defaulted on its debt obligations, has substantial operating and liquidity issues, and has filed for voluntary bankruptcy protection and reorganization under Chapter 11 of the United States Bankruptcy Code, which raises substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to restructure successfully its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

A–9

    If the Company emerges from its Chapter 11 plan of reorganization, the Company will be subject to the provisions of Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to SOP 90-7, the Company expects to qualify for and implement "Fresh Start" reporting upon emergence from bankruptcy, which would establish a new basis of accounting for the Reorganized Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation

    The consolidated financial statements include the accounts of Anacomp and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

    Cash equivalents primarily represent highly liquid investments, with original maturities of 90 days or less, in money market funds that are convertible to a known amount of cash and carry an insignificant interest rate risk. The Company has periodically maintained balances in various operating accounts in excess of federally insured limits.

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

Software Costs

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software production costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of cost or estimated net realizable value. As of September 30, 2001 and 2000, no capitalized software costs remain on the Balance Sheet.

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

Foreign Currency Translation

    Substantially all assets and liabilities of Anacomp's international operations are translated at year-end exchange rates; income and expenses are translated at the average exchange rates prevailing

A–10

during the year. Foreign currency transaction gains and losses are charged to operations as incurred. Foreign currency transaction losses for the years ended September 30, 2001, 2000 and 1999 totaled $0.1 million, $0.8 million, and $0.7 million, respectively, and are included as a component of "Other income (expense)" in the accompanying Consolidated Statements of Operations.

Goodwill

    Excess of purchase price over net assets of businesses acquired ("goodwill") is amortized on the straight-line method over the estimated periods of future benefit (see Note 6).

Debt Issuance Costs

    The Company capitalizes all costs related to its issuance of debt and amortizes those costs using the effective interest method over the life of the related debt instruments. Unamortized debt issuance costs were $3.5 million and $5.3 million at September 30, 2001 and 2000, respectively. Unamortized debt issuance costs are included in "Other assets" in the accompanying Consolidated Balance Sheets. During the years ended September 30, 2001, 2000 and 1999, the Company amortized $1.8 million, $1.6 million and $1.8 million, respectively, of debt issuance costs that are included in "Interest expense and fee amortization" in the accompanying Consolidated Statements of Operations.

    The Company retired $25 million of 10 7/8% Senior Subordinated Notes in the fourth quarter of 1999. This resulted in a $0.6 million write-off, before income taxes, of unamortized debt issuance costs, which is included in the "Extraordinary loss on extinguishment of debt, net of taxes" for the year ended September 30, 1999.

Revenue Recognition

    The Company adopted the provisions of Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" during the fourth quarter of fiscal 2001, which did not have a material impact on the Company's results of operations. Revenues from sales of products and services or from leases of equipment under sales-type leases are recorded based on shipment of products (and transfer of risk of loss), commencement of the lease, or performance of services. Under sales-type leases, the present value of all payments due under the lease contracts is recorded as revenue, cost of sales is charged with the book value of the equipment plus installation costs, and future interest income is deferred and recognized over the lease term. Operating lease revenues are recognized during the applicable period of customer usage. Revenue from maintenance contracts is recognized ratably over the period of the related contract.

    Contract revenue for the development and implementation of document services solutions under contracts is recognized over the contract period based on output measures as defined by deliverable items identified in the contract. Provisions for estimated losses on contracts, if any, are made during the period when the loss becomes probable and can be reasonably estimated.

    In accordance with SOP 97-2, "Software Revenue Recognition", revenues from software license agreements are recognized currently, provided that all of the following conditions are met: a non-cancelable license agreement has been signed, the software has been delivered, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable and the risk of concession is deemed remote, and no other significant vendor obligations exist. For contracts with multiple obligations, the Company unbundles the respective components to determine revenue recognition using vendor-specific objective evidence.

A–11

Long-Lived Assets

    The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 establishes procedures for review of recoverability and measurement of impairment (if necessary) of long-lived assets and certain identifiable intangibles held and used by an entity. SFAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the respective asset may not be fully recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs.

    The Company recorded asset impairment charges in 2000 and 1999 of $28.5 million and $8.2 million, respectively (see Note 6).

Research and Development

    Research and development costs are expensed as incurred. Engineering costs associated specifically with research and development amounted to $3.6 million, $6.3 million and $6.7 million for the years ended September 30, 2001, 2000 and 1999, respectively. The Company supports several engineering processes, including basic technological research, service offering and product development, and sustaining engineering for its existing products.

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

Management Estimates and Assumptions

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current available information and actual results could differ from those estimates.

Reclassifications

    Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission issued SAB No. 101, "Revenue Recognition in Financial Statements", in which the SEC interprets existing accounting literature related to revenue recognition. SAB No. 101, as amended, was adopted by the Company in the fourth fiscal quarter of fiscal 2001. The Company's adoption of SAB No. 101 in the fourth quarter of fiscal 2001 did not have a material impact on the Company's consolidated financial position or results of operations.

A–12

    As discussed in Note 1, the Company has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged plan of reorganization in the United States Bankruptcy Court for the Southern District of California. Upon emergence from reorganization, the Company would be subject to the requirements of SOP 90-7. Pursuant to SOP 90-7, the Company expects to qualify for and implement "Fresh Start" reporting upon emergence from reorganization. Fresh Start reporting will result in recording the Company's tangible assets, intangible assets (including goodwill), and liabilities at fair value and the valuation of equity based on the appraised reorganization value of the ongoing business. The net result of the valuation of identifiable assets, the recognition of liabilities at fair value and the valuation of equity will be that the Reorganized Company will recognize an intangible asset "Reorganization Value in Excess of Identifiable Assets". This Reorganization Asset would not be amortized in accordance with SFAS No. 142, but would be subject to periodic evaluations of impairment.

    On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the accounting for acquisitions of businesses, eliminates pooling of interests accounting, and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. The Company anticipates adopting SFAS No. 142 upon emergence from bankruptcy proceedings, which is expected to be December 31, 2001. Upon adoption of SFAS 142, the Company estimates it will not have amortization expense of approximately $10 million as reported in fiscal year 2001.

    On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supercedes SFAS No. 121. SFAS No. 144 also reduces the threshold for discontinued operations reporting to a component of an entity rather than a segment of a business as required under Accounting Principles Bulletin No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company anticipates Adopting SFAS No. 144, upon implementation of Fresh Start reporting, which is expected to be effective December 31, 2001. The Company may be required to segregate and separately report the assets and liabilities, operations and cash flows related to DSI, but the Company is in the process of making such assessment and will give consideration to management's plans for DSI at that time.

NOTE 3. SENIOR SECURED REVOLVING CREDIT FACILITY:

    The Company has a senior secured revolving credit facility ("the Facility") with a syndicate of banks and Fleet National Bank ("Fleet") as agent (collectively, "the Bank Group"). The outstanding borrowings and letters of credit under the Facility were $55.1 million and $5.8 million, respectively, at September 30, 2001. Since the release of the Company's financial results at June 30, 2000, the Company has been in violation of certain of its financial covenants. The Company has been operating under the terms of a forbearance agreement and amendments to such agreements since October 26, 2000.

A–13

    Loans under the current Facility bear interest, payable monthly, at the Base Rate plus 1.75% plus deferred interest of 1% assessed under terms of the forbearance agreement. The "Base Rate" for any day means the higher of (i) the corporate base rate of interest announced by Fleet or (ii) the federal funds rate published by the Federal Reserve Bank of New York on the next business day plus 1/2%. The deferred interest will be waived by the Bank Group if the bankruptcy plan is completed as scheduled. The Facility is secured by virtually all of the Company's assets and 65% of the capital stock of the Company's foreign subsidiaries. The Facility contains covenants relating to limitations on capital expenditures, limitations on additional debt, limitations on open market purchases of the Company's Notes, limitations on open market purchases of the Company's common stock, limitations on mergers and acquisitions, limitations on liens, minimum EBITDA requirements, minimum interest coverage ratios and minimum leverage ratios. The interest rate at September 30, 2001 was 7.75%. The weighted average borrowing rates under the Facility were 9.7%, 9.1% and 7.6% for the years ended September 30, 2001, 2000 and 1999, respectively.

    The Company and the Bank Group executed a Summary and Terms of Conditions agreement regarding future amendments to the Facility on August 24, 2001. The future amended Facility is dependent upon successful emergence from bankruptcy and would maintain the current $60.9 million limit, with a $55.1 million sublimit for direct borrowing and a $5.8 million letter of credit sublimit. The amended Facility would be available for new loans up to a Formula Borrowing Base ("FBB") when direct borrowings are reduced below the FBB. The FBB would equal an amount up to 80% of Eligible Accounts, which include U.S. and Canadian accounts receivable.

    Under the future amended Facility, the maturity date would be eighteen months from the Effective Date of bankruptcy, which is expected to be December 31, 2001, but no later than July 31, 2003, with an extension to January 31, 2004 if a DSI sale occurs and results in $4 million net proceeds to the bank or the Company elects to increase the interest rate by 1% for the extension period. Upon a closing of a sale of DSI, the Company would be required to make a payment to the Bank Group to permanently reduce the Facility. The payment would be the greater of $4 million or 85% of net sale proceeds as defined. Under the amendments to the Facility, the direct borrowings limit would be permanently reduced by cash payments of $2 million quarterly from December 31, 2001 to June 30, 2002; $3 million on September 30, 2002; $2.25 million on December 31, 2002 and March 31, 2003; and $2.5 million on June 30, 2003. If an extension period is exercised, there would be an additional reduction of $2.5 million on September 30, 2003.

    The amended Facility would bear interest at the Base Rate equal to the higher of (a) the annual rate of interest announced from time to time by Fleet as its best rate or (b) 1/2% above the Federal Funds Effective Rate, for the portion of the Facility equal to the FBB. The rate of interest would be three percentage points higher than the Base Rate for the Facility balance outstanding in excess of the FBB. Interest would be due and payable monthly in arrears.

    The new Facility will be secured by virtually all of the Company's assets and 65% of the capital stock of the Company's foreign subsidiaries. The Facility contains covenants relating to limitations on maintenance capital expenditures, limitations on expansion capital expenditures, limitations on additional debt, limitations on open market purchases of Company common stock, limitations on liens, minimum EBITDA requirements, minimum interest coverage ratios and minimum leverage ratios.

    There can be no assurance that the prepackaged plan of reorganization will be approved by the Bankruptcy Court. In the event the Plan is not confirmed by the United States Bankruptcy Court, the Company would be required to negotiate, prepare and seek approval of an alternative plan for reorganization. In addition, the Company would be required to negotiate a new Facility agreement. No assurances can be given that the Company would be successful in these efforts.

A–14

NOTE 4. SENIOR SUBORDINATED NOTES:

    The Company has outstanding $310 million of publicly traded 10 7/8% Senior Subordinated Notes. An interest payment on the Notes of approximately $17 million is due semi-annually on October 1 and April 1 of each year. The Company did not make the $17 million interest payments that were due on October 1, 2000, April 1, 2001, and October 1, 2001 and does not anticipate making any such payments in the future. The Company is currently in default of the Notes and anticipates extinguishing the Notes and related accrued interest ($51 million at September 30, 2001) through the Chapter 11 reorganization as detailed in Note 1. The reorganization has been approved by at least the required number of noteholders.

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

    In the second and third quarters of 2000, the Company affected a reorganization of its workforce in the United States and Europe along its then four lines of business, reorganized parts of its corporate staff and phased out its manufacturing operations. The reorganization of the workforce and corporate staff consisted of management reassessing job responsibilities and personnel requirements in each of its continuing and on-strategy business units and corporate staff. Such assessment resulted in substantial permanent personnel reductions and involuntary terminations throughout the organization, primarily in its European operations and its corporate and manufacturing staff. The Company recorded restructuring charges of $14.6 million related to these actions. Employee severance and termination-related costs were for approximately 300 employees, all of whom had been notified by September 30, 2000 and have since left the Company, although some severance payments will be paid throughout calendar year 2001. Other fees relate to professional fees associated with negotiations to terminate facility leases and other costs associated with implementation of the business unit structure and the reorganization of the four business units into separate entities. Other fees are expected to be paid by December 31, 2001. The remaining liability of $1.4 million is included as "Other Accrued Liabilities" on the September 30, 2001, Consolidated Balance Sheets.

A–15

    In fiscal 1998 the Company recorded restructuring charges of $8.5 million and reserves of $15.2 million related to its First Image acquisition. The remaining accrued costs related to these actions are facility related and will be completed in June 2002.

    The following table displays the activity and balances of the restructuring reserve account during the years ended September 30, 2001, 2000 and 1999:

FY 2000 Restructuring (in thousands)

Type of Cost	September 30, 2000 Balance	Adjustments	Cash Payments	September 30, 2001 Balance
Employee Separations	$2,730	$—	$(2,461)	$269
Facility Closing	800	(350)	(169)	281
Contract Obligations	1,100	—	(589)	511
Professional and Other	1,150	(524)	(313)	313

	$5,780	$(874)	$(3,532)	$1,374

Type of Cost	September 30, 1999 Balance	Additions	Cash Payments	September 30, 2000 Balance
Employee Separations	$—	$10,307	$(7,577)	$2,730
Facility Closing	—	1,000	(200)	800
Contract Obligations	—	1,400	(300)	1,100
Professional and Other	—	1,900	(750)	1,150

	$—	$14,607	$(8,827)	$5,780

FY 1998 Restructuring (in thousands)

Type of Cost	September 30, 2000 Balance	Adjustments	Cash Payments	September 30, 2001 Balance
Employee Separations	$494	$(217)	$(277)	$—
Facility Closing	1,021	(80)	(665)	276
Other	230	(36)	(184)	10

	$1,745	$(333)	$(1,126)	$286

Type of Cost	September 30, 1999 Balance	Additions	Cash Payments	September 30, 2000 Balance
Employee Separations	$1,242	$—	$(748)	$494
Facility Closing	4,379	—	(3,358)	1,021
Other	1,030	—	(800)	230

	$6,651	$—	$(4,906)	$1,745

Type of Cost	September 30, 1998 Balance	Additions	Cash Payments	September 30, 1999 Balance
Employee Separations	$6,010	$—	$(4,768)	$1,242
Facility Closing	7,412	—	(3,033)	4,379
Other	6,880	—	(5,850)	1,030

	$20,302	$—	$(13,651)	$6,651

A–16

NOTE 6. ASSET IMPAIRMENT CHARGES:

    During fiscal year 2000, the Company announced a restructuring of the DatagraphiX business unit, the merger of this unit into the Technical Services business unit and the discontinuance of manufacturing operations effective October 1, 2000. The Company in fiscal year 2000 recorded a charge to cost of sales of $9 million for inventory write-downs resulting from the decision to discontinue DatagraphiX manufacturing operations.

    During fiscal year 2000, the Company wrote off a note receivable with a carrying value of $2.7 million generated from the sale of its Magnetics division in fiscal 1999 due to the declining operating results and liquidity of the acquirer. Additionally, due to the Company's overall liquidity position, the Company abandoned a new software product, as well as its Image Mouse product. As a result, the Company wrote off approximately $1.6 million of associated capitalized software development costs and approximately $0.7 million of specialized manufacturing assets, respectively. Further, the Company recorded impairments of manufacturing equipment and leasehold improvements totaling approximately $2.0 million as a result of the discontinuation of manufacturing operations effective October 1, 2000 pertaining to the former DatagraphiX segment.

    The Company recorded a goodwill impairment charge of $21.4 million related to the Company's Document Solutions International businesses. During the fourth quarter of fiscal 2000, the Company reached an agreement in principle with its Bank Group to amend the Facility and to provide Anacomp with a waiver, which was in effect through October 26, 2000, and among other restrictions, prevented the Company from remitting funds to its foreign subsidiaries. Based on the inability to support its foreign subsidiaries by the terms of the forbearance agreement, and based on the Company's liquidity issues and the restructuring of its operations into four separate business units, the Company reviewed its expected future cash flows of its foreign operations assuming an inability to invest in or support their cash flows from the U.S. The result of these reviews indicated that the Company's Document Solutions International businesses would have negative cash flows from operations and operating losses that would worsen.

    Due to the above concerns, the Company is also pursuing expressions of interest by third parties and a management buyout group to purchase all or parts of the Document Solutions International businesses. The Company anticipates recovering the net book value of any DSI assets sold. As a result of the expected future negative cash flows from operations and the preliminary expressions of interest in the Document Solutions International businesses, the only long-lived assets deemed impaired is the goodwill associated with the Document Solutions International businesses.

    The Company recorded asset impairment charges of $8.2 million in the fourth quarter of fiscal 1999. With the sale of its Magnetics division and the restructuring of its operations into four separate business units, the Company assessed its operations being folded into the new business unit structure. As a result, six separate operations acquired in fiscal 1997 and fiscal 1998 were identified as having losses since their acquisition along with expected future negative cash flows and future losses from operations. These previously acquired operations were no longer expected to be continued within the new business unit structure as they were made redundant or no further investment was planned based on a lack of previous profitability. The acquisitions of these operations included approximately $0.5 million of property and equipment. Based on expected negative cash flows, the goodwill associated with these entities totaling $8.2 million was written off. Additionally, a charge of approximately $0.3 million was taken through depreciation expense to reduce the carrying value of property and equipment that was not fully depreciated at September 30, 1999.

A–17

    Asset impairment charges are summarized as follows:

	Year Ended September 30
	2000	1999
	(in thousands)
Assets
Goodwill	$21,390	$8,224
Magnetics note receivable	2,738	—
Development assets	2,338	—
Leasehold improvements and equipment	2,027	—

	$28,493	$8,224

    As reflected in the accompanying consolidated balance sheets, the Company had goodwill related to the following acquisitions:

	September 30
	2001	2000
	(in thousands)
Business Acquisition
First Image (15 year amortization period)	$77,542	$85,818
Litton Adesso Software, Inc. (7 year amortization period)	7,408	8,947
All Others (3 to 5 year amortization periods)	1,335	3,662

	$86,285	$98,427

    As management continues to assess its business units and refines and implements its plans, certain courses of action may be taken that could result in additional impairment of other Company assets.

    As explained in Note 1, upon successful emergence from bankruptcy, the Company expects to implement Fresh Start accounting. Under Fresh Start accounting, the Company would establish a new basis of accounting for the Reorganized Company that would eliminate the goodwill assets and establish a reorganization value in excess of identifiable assets.

NOTE 7. SALE OF THE MAGNETICS DIVISION:

    In February 1999, the Company adopted a plan to dispose of its Magnetics Division (the "Magnetics Division"), and on April 28, 1999, the Company signed a definitive agreement to sell the Magnetics Division. The sale was effective June 1, 1999, and the sales price of $40 million included $37 million in cash at closing and an interest-bearing $3 million subordinated note. A post-closing adjustment resulted in the Company returning to the buyer $1.2 million to reflect a shortfall in the agreed-upon working capital for the Magnetics Division. The Company recognized a gain, net of income taxes, of approximately $2.2 million as a result of the sale, which is reflected in the 1999 Consolidated Statements of Operations as a "Gain on sale of discontinued operations, net of taxes". In connection with the sale of its Magnetics Division in fiscal 1999, the Company agreed to provide administrative support to the acquirer in Japan. The support services relate to the Japanese operations included in the Magnetics Division sale. At the acquisition date, the incremental cost of this administrative support obligation was considered in the determination of the fiscal 1999 gain on sale. Such determination was based on the fact that the Company had other Japan-based operations for COM and other business lines. In the third quarter of fiscal 2000, as part of the corporate reorganization, the Company elected to close its Japan-based operations increasing the remaining costs associated with the administrative obligations, resulting in a charge of $1.6 million being recorded in the third quarter of fiscal 2000.

A–18

    During the third quarter of fiscal 2000, the Company determined that the collectibility of the note receivable, with a carrying value of $2.7 million, was impaired and wrote-off the $2.7 million note (see Note 6).

    The results of operations of the Magnetics Division have been reported separately as "Income from discontinued operations, net of taxes" in the Consolidated Statements of Operations for the year ended September 30, 1999.

    The operating results of the discontinued operations are summarized as follows:

Year ended September 30, 1999
(dollars in thousands)
Revenues	$50,544

Operating income	$2,763
Income taxes	1,783

Net income	$980

A–19

NOTE 8. FAIR VALUES OF FINANCIAL INSTRUMENTS:

    SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information for certain financial instruments. The carrying amounts for trade and other receivables and payables are considered to be their fair values. The carrying amounts, net of unamortized discounts and premiums, and fair values of the Company's other financial instruments at September 30, 2001 and 2000, are as follows:

	September 30, 2001		September 30, 2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
Senior Secured Revolving Credit Facility	$55,075	$55,075	$57,650	$57,650
10 7/8% Senior Subordinated Notes	$310,943	$55,800	$311,272	$66,923
Unrealized gain/(loss) on currency swap contract (see Note 9)	$—	$—	$532	$532

    The September 30, 2001 and 2000 estimated fair values of Senior Subordinated Notes were based on quoted market values.

NOTE 9. HEDGING:

    The Company is exposed to the risk of future currency exchange rate fluctuations. To mitigate a portion of this risk, the Company had entered into a foreign currency swap agreement that was designated as, and was effective as, an economic hedge of net investments of certain foreign subsidiaries commencing as of the designation date. The following table summarizes the Company's foreign currency swap agreement.

Currency	Notional Amount	Maturity	Interest Rate	Realized Gain as of 9/30/01	Unrealized Gain as of 9/30/00
Swiss Franc fixed-rate	10,000,000	April 1, 2003	4.05%	$763,000	$532,000

    In accordance with SFAS No. 52 "Foreign Currency Translation", realized and unrealized gains and losses, including terminations and maturities of the swap, is reflected in "Accumulated other comprehensive loss". The foreign currency swap is marked to market at each reporting period based on movements in the exchange rates of the underlying currency. The above net unrealized gain has been reflected as "Prepaid expenses and other" in the 2000 Consolidated Balance Sheet, with a corresponding adjustment to "Accumulated other comprehensive loss". In November 2000, the Company terminated its currency swap agreement and received $0.8 million in cash proceeds. This benefit is reflected in the 2001 Consolidated Balance Sheet as a component of "Accumulated other comprehensive loss" in "Stockholders' deficit". At September 30, 2001, the Company does not have any currency swap agreements outstanding.

NOTE 10. ACQUISITIONS:

    During the three years ended September 30, 2001, Anacomp made the acquisitions set forth below, each of which has been accounted for under the purchase method of accounting and, accordingly, the assets, including in-process research and development, and the liabilities were recorded based on their fair values at the date of acquisition and the results of operations for each of the acquisitions have been included in the financial statements for the periods subsequent to acquisition.

Fiscal 2001

    In 2001, $1.6 million was paid (the amount was accrued in fiscal 2000) related to contract clauses in the purchase agreements of prior year acquisitions. No additional future contractual payouts related to purchase agreements of prior year acquisitions are outstanding as of September 30, 2001.

A–20

Fiscal 2000

    In 2000, $4 million was paid or accrued and 38,262 unregistered shares of Anacomp common stock were issued related to contract clauses in the purchase agreements of prior year acquisitions.

Fiscal 1999

    In July 1999, Anacomp acquired Litton Adesso Software, Inc ("Adesso") for $17 million and incurred additional costs of $1.6 million. Anacomp allocated $3 million to in-process research and development, $3.2 million to developed technology, $10.8 million to goodwill and $1.6 million to the identifiable net assets. Adesso develops technology that stores, retrieves and presents computer and non-computer generated documents using a proprietary compression technology with an open database architecture. At the date of acquisition Adesso was redesigning its technology to capture a broader base of corporate customers by developing a functionality to allow its customers to interoperate with third party systems operating on the UNIX platform. Adesso was also developing the next generation of technology to provide enhanced portability between NT and UNIX servers and enhanced reporting capabilities by interfacing with other applications at the date of the acquisition.

    The value of acquired in-process research and development was computed using a discounted cash flow analysis (a discount rate of 17% was utilized) on the anticipated income stream of the related product sales. The value assigned to acquired in-process research and development was determined by estimating the costs to develop the acquired in-process research and development into commercially viable products, estimating the resulting net cash flows from the products and discounting the net cash flows to their present value. With respect to the acquired in-process research and development, the calculations of value were adjusted to reflect the value creation efforts Adesso created prior to the close of the acquisition.

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

NOTE 11. SUPPLIER CONCENTRATION RISK:

SKC Agreement

    Anacomp has a supply agreement with SKC America, Inc., a New Jersey corporation ("SKCA"), and SKC Limited ("SKCL"), an affiliated corporation of SKCA organized pursuant to the laws of the Republic of Korea. SKCA and SKCL are collectively referred to as "SKC". The supply agreement expires October 1, 2004. Pursuant to the supply agreement, Anacomp can purchase coated duplicate microfilm from SKC at fixed prices for a one year period, which can be modified as defined in the agreement in future years. The supply agreement has no minimum purchase requirements. During fiscal 2001, the Company obtained all of its duplicate microfilm from SKC. Effective October 1, 2001, the Company entered into an agreement with another company as an additional supplier of this product.

    In connection with a prior supply agreement, SKC provided the Company with a trade credit facility that has been reduced to $2.9 million at September 30, 2001. The Company has agreed to further reduce the trade credit by $300,000 per month for approximately the next nine months or until a 30-day trade balance is reached. The trade credit arrangement bears interest (7.75% as of September 30, 2001) at 1.75% over the prime rate of The First National Bank of Boston.

A–21

Kodak Agreement

    The Company obtains its silver halide film used to produce master images from the Eastman Kodak Company under an exclusive multi-year supply agreement. The supply agreement has no minimum purchase requirements.

NOTE 12. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

	September 30,
	2001	2000
	(dollars in thousands)
Accounts Receivable:
Trade receivables, net of allowance for doubtful accounts of $4,538 and $4,922, respectively	$42,843	$52,914
Other	517	646

	$43,360	$53,560

Inventories:
Finished goods, including purchased film	$4,848	$7,717
Work in process	26	66
Raw materials and supplies	63	514

	$4,937	$8,297

Property and Equipment:
Buildings	$4,568	$4,115
Office furniture	11,896	12,033
Field support spare parts	6,045	5,795
Leasehold improvements	10,198	12,167
Processing and manufacturing equipment	44,275	50,812

	76,982	84,922
Less accumulated depreciation and amortization	(43,841)	(39,725)

	$33,141	$45,197

Excess of Purchase Price Over Net Assets of Businesses Acquired:
Goodwill	$159,044	$160,544
Less accumulated amortization	(72,759)	(62,117)

	$86,285	$98,427

Cash Surrender Values Included in Other Assets:
Cash surrender values in life insurance policies	$26,429	$24,159
Loans against cash surrender values	(25,710)	(23,868)

Net cash surrender values in Other Assets	$719	$291

Face amounts of life insurance policies	$54,407	$53,423

Other Accrued Liabilities:
Deferred revenues	$7,948	$7,408
Sales tax and VAT liability	2,551	2,517
Restructuring reserves	1,660	7,525
EPA liabilities	1,243	2,150
Other	9,520	13,890

	$22,922	$33,490

A–22

NOTE 13. LONG-TERM RECEIVABLES:

	September 30,
	2001	2000
	(dollars in thousands)
Long-term receivables:
Lease contracts receivable	$2,558	$3,530
Other	89	97

	2,647	3,627
Less current portion	(1,395)	(1,763)

	$1,252	$1,864

    Lease contracts receivable result from customer leases of products under agreements that qualify as sales-type leases. Annual future lease payments to be received under sales-type leases are as follows:

Year Ended September 30,
(dollars in thousands)
2002	$1,605
2003	794
2004	300
2005	111

2,810
Less deferred interest	(252)

$2,558

NOTE 14. RETIREMENT PLANS:

    The Company has a retirement savings plan for its U.S. employees that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 15% of their pretax salary, but not more than statutory limits. The Company may contribute, at its discretion, up to fifty cents for each dollar a participant contributes, with a maximum contribution of 3% of a participant's earnings. Company expense for matching contributions was $0.7 million and $1.5 million in fiscal years 2001 and 1999, respectively. No Company matching contribution expense was incurred in fiscal year 2000.

    Certain of the Company's non-U.S. subsidiaries have retirement plans that cover substantially all regular employees, for which the Company deposits funds under various fiduciary-type arrangements. Company contributions are generally based on years of service as well as on the employee's level of compensation. The ranges of assumptions that are used for these contributions reflect the different economic environments and statutory requirements within the various countries. Company expense for contributions to the non-U.S. plans was $1.5 million, $1.6 million, and $2.1 million in fiscal years 2001, 2000 and 1999, respectively.

NOTE 15. CAPITAL STOCK:

Preferred Stock

    The Board of Directors of the Company has the ability, at its discretion, to create one or more series of Preferred Stock and to determine each such series' preferences, limitations, and relative voting and other rights.

A–23

Common Stock Repurchase Program

    In February 1999, the Board of Directors authorized repurchases of up to two percent of the Company's outstanding shares of common stock per quarter. Shares may be purchased on the open market from time to time and at such prices as the management of the Company may determine, based on current prices and market conditions, subject to compliance with the Company's credit agreements. During fiscal 2000 and 1999, the Company repurchased 93,200 and 534,156 shares, respectively, of its common stock. On February 8, 2000, the Company terminated the stock repurchase program.

Warrants

    As of September 30, 2001, the Company had no warrants outstanding to purchase common stock.

Bankruptcy Reorganization

    See Note 1 for a description of the Company's anticipated capital structure upon emergence from bankruptcy reorganization.

NOTE 16. STOCK PLANS:

    On July 22, 1996, the Company's Board of Directors approved the 1996 Restructure Recognition Incentive Plan. Under this Plan, effective August 22, 1996, the Company awarded to employees 947,500 stock options to acquire common stock.

    With regard to the stock options, the options were granted at an exercise price of $4.63 per share of common stock, which resulted in approximately $3.2 million of compensation expense over the vesting period of the options based on the market value of the stock at August 22, 1996. All of these stock options were fully vested by November 15, 1999. The Company recognized $0.5 million of compensation expense related to the options issued and the restricted stock awarded during the fiscal year ended September 30, 1999. The options expire 10 years after the date of the grant.

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

    Transactions under the Company's stock option plans are summarized as follows:

	2001		2000		1999
	Shares	Weighted- Avg. Exercise Price	Shares	Weighted- Avg. Exercise Price	Shares	Weighted- Avg. Exercise Price
Outstanding on October 1,	2,017,721	$13.62	2,160,330	$13.12	2,005,706	$11.36
Granted	—	—	353,900	15.95	653,150	16.65
Canceled	(1,012,252)	12.96	(311,612)	15.35	(152,749)	14.07
Exercised	—	—	(184,897)	8.79	(345,777)	9.25

Outstanding on September 30,	1,005,469	$14.28	2,017,721	$13.62	2,160,330	$13.12

A–24

    The following table summarizes all options outstanding and exercisable by price range as of September 30, 2001:

Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$3.25 - $12.38	256,851	5.43	$8.33	241,102	$8.08
$13.13 - $16.25	404,575	6.95	15.19	322,311	14.95
$16.38 - $17.75	267,818	7.89	17.46	143,859	17.33
$18.19 - $22.81	76,225	6.88	18.37	58,425	18.41

	1,005,469	6.81	$14.28	765,697	$13.50

    On February 3, 1997, the Company's shareholders approved the Anacomp, Inc. 1997 Qualified Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan allows qualified employees to purchase shares of the Company's common stock at the lower of 85% of the fair market value at the date of purchase or 85% of the fair market value on the first day of each quarterly offering period. A maximum of 500,000 shares of common stock is available for purchase under the Stock Purchase Plan. As of September 30, 2001, 231,898 shares have been issued under the plan.

    The Company has reserved approximately 5.2 million shares of Anacomp common stock for the exercise of stock options, employee stock purchases and other corporate purposes.

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

	Year Ended
(dollars in thousands, except per share data)
	September 30, 2000	September 30, 1999
September 30, 2001
Net loss as reported	$(47,491)	$(111,434)	$(67,992)
Pro forma net loss	(48,431)	(115,363)	(72,960)
Net loss per share as reported	(3.26)	(7.70)	(4.78)
Pro forma net loss per share	(3.32)	(7.97)	(5.13)

    The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model. The weighted average fair value of options granted during 2000 and 1999 (no options were granted in 2001), as well as the weighted average assumptions used to determine the fair values, are summarized below:

	2000	1999
Fair Value of Options Granted	$15.05	$7.61
Risk-Free Interest Rate	5.36%	5.40%
Expected Dividend Yield	0%	0%
Expected Volatility	113%	43%
Expected Life	10 Years	5 Years

A–25

Bankruptcy Reorganization

    Under the Plan of Reorganization the stock option plan described above will be cancelled. The Plan of Reorganization reserves 403,403 shares of Reorganized Anacomp Class A Common Stock for issuance to the employees of the Reorganized Company or its subsidiaries as incentive compensation. The terms and conditions governing the award of such stock or stock options will be determined by the Board of Directors of the Reorganized Company following the Effective Date.

NOTE 17. INCOME TAXES:

    The components of income (loss) from continuing operations before income taxes and extraordinary items were:

	Year Ended
	September 30, 2001	September 30, 2000	September 30, 1999
	(dollars in thousands)
United States	$(44,041)	$(94,676)	$(74,793)
Foreign	(233)	(13,572)	8,748

	$(44,274)	$(108,248)	$(66,045)

    The components of the consolidated tax provision after utilization of net operating loss carryforwards are summarized below:

	Year Ended
	September 30, 2001	September 30, 2000	September 30, 1999
	(dollars in thousands)
Current:
Federal	$—	$—	$672
Foreign	3,177	1,490	5,498
State	40	60	516

	3,217	1,550	6,686
Tax reserve adjustment	—	—	767
Non-cash charge in lieu of taxes	—	—	1,527

	$3,217	$1,550	$8,980

    The non-cash charge in lieu of taxes for 1999 represents the utilization of pre-reorganization tax benefits that are reflected as reductions to the Reorganization Asset.

    The income tax provision is included in the Consolidated Statements of Operations as follows:

	Year Ended
	September 30, 2001	September 30, 2000	September 30, 1999
	(dollars in thousands)
Provision for income taxes before discontinued operations and extraordinary item	$3,217	$1,550	$4,960
Discontinued operations	—	—	4,427
Extraordinary loss on discharge of indebtedness	—	—	(407)

	$3,217	$1,550	$8,980

A–26

    The following is a reconciliation of income taxes from continuing operations calculated at the United States federal statutory rate to the provision for income taxes:

	Year Ended
(dollars in thousands)	September 30, 2001	September 30, 2000	September 30, 1999
Benefit for income taxes at U.S. statutory rate	$(15,496)	$(37,886)	$(23,115)
Nondeductible amortization and write-off of intangible assets	—	12,800	26,607
State and foreign income taxes	(813)	6,300	321
Tax reserve adjustment	—	—	1,200
Change in deferred tax asset valuation allowance	18,600	18,500	—
Other	926	1,836	(53)

	$3,217	$1,550	$4,960

    The components of deferred tax assets and liabilities are as follows:

	September 30,
(dollars in thousands)
	2001	2000
Tax effects of future temporary differences related to:
Accrued expenses and reserves	$9,600	$7,700
Depreciation and amortization	4,300	5,100
Other	10,400	6,600

Net tax effects of future differences	24,300	19,400

Tax effects of carryforward benefits:
Federal net operating loss carryforwards	87,200	70,000
Federal general business tax credits	1,200	1,200
Foreign tax credits	—	3,500

Tax effects of carryforwards	88,400	74,700

Tax effects of future taxable differences and carryforward benefits	112,700	94,100
Less valuation allowance	(112,700)	(94,100)

Net deferred tax asset	$—	$—

    At September 30, 2001, the Company has federal net operating loss carryforwards ("NOL"s) of approximately $244 million available to offset future U.S. taxable income expiring at various dates through 2021. As a result of ownership changes (as defined by Section 382 of the Internal Revenue Code of 1986, amended) that occurred in fiscal 1996, the Company's NOLs generated prior to May 20, 1996 total approximately $112 million at September 30, 2001, of which approximately $4 million can be utilized per year. NOLs generated subsequent to May 20, 1996 totaling approximately $132 million at September 30, 2001 are not subject to limitation. The Company may also authorize the use of other tax planning strategies to utilize a portion of the NOLs prior to their expirations.

    The tax benefits of pre-reorganization net deferred tax assets will be reported first as a reduction of the Reorganization Asset and then as a credit to equity. These tax benefits will not reduce income tax expense for financial reporting purposes.

    On October 19, 2001, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Under the terms of the proposed plan of reorganization, the Company will have cancellation of debt ("COD"). As a result, the Company will be required to reduce, for federal income tax purposes, certain tax attributes, including net operating loss carryforwards, tax credit carryforwards, and property basis, by the amount of the COD. In general, the amount of attribute reduction will be equal to the excess of the debt discharged in bankruptcy over the fair market value of the stock issued in the reorganization. The Company expects that the NOL carryover will be eliminated as a result of the bankruptcy organization.

A–27

    Additionally, the Company will experience an ownership change under section 382 as a result of the proposed plan of reorganization, which may further limit the Company's ability to utilize certain tax attributes and possibly certain built-in losses recognized within a five year period.

NOTE 18. COMMITMENTS AND CONTINGENCIES:

Lease Commitments

    Anacomp has commitments under long-term operating leases, principally for building space and data service center equipment expiring at various dates through May 2011. The following summarizes the future minimum lease payments under all noncancelable operating lease obligations that extend beyond one year:

Year Ended September 30,
(dollars in thousands)
2002	$10,592
2003	8,105
2004	6,002
2005	4,877
2006	4,038
Thereafter	13,947

$47,561

    The total of future minimum rentals to be received under noncancelable subleases related to the above leases is $6.3 million. The Company's rent and lease expense was $13.9 million, $17.1 million and $18 million for the years ended September 30, 2001, 2000 and 1999, respectively.

Environmental Liability

    Xidex Corporation, a predecessor company of Anacomp, was designated by the United States Environmental Protection Agency ("EPA") as a potentially responsible party for investigatory and cleanup costs incurred by state and federal authorities involving locations included on a list of EPA's priority sites for investigation and remedial action under the federal Comprehensive Environmental Response, Compensation, and Liability Act. The EPA liability relates to its estimated liability for cleanup costs for the aforementioned locations and other sites. During fiscal 2001, the Company recorded a $1.0 million reduction to its EPA liability previously estimated and accrued upon release from certain further clean-up activity. In the opinion of management, no material losses are expected in excess of the liability recorded.

Legal Matters

    On August 29, 1997, Access Solutions International, Inc. ("ASI") filed a complaint for patent infringement in the U.S. District Court, District of Rhode Island against Data/Ware, of which Anacomp is the successor by merger, and the Eastman Kodak Company. On April 20, 2001, management settled this matter through the execution of an agreement, the terms of which are confidential, among Anacomp, ASI and other parties. The Company recorded a $5.4 million charge related to this matter in the second quarter of fiscal 2001 that is included in selling, general and administrative expense for the year ended September 30, 2001.

    Anacomp is also involved in various claims and lawsuits incidental to its business and management believes that the outcome of those matters individually, and in the aggregate, will not have a material adverse effect on its consolidated financial position or results of operations.

A–28

NOTE 19. OPERATING SEGMENTS:

    Anacomp's business is focused in the document management industry. The Company manages its business through three operating units: docHarbor, which provides Internet-based document-management services; Document Solutions, which provides document management outsource services, and Technical Services, which provides equipment and professional services for Anacomp and for third-party manufactured products. Equipment and supply sales are also handled within the Technical Services group.

    Management evaluates performance based upon earnings before interest, other income, reorganization items, restructuring charges, taxes, depreciation and amortization, asset impairment charges and extraordinary items ("EBITDA"). Segment profit or loss also excludes acquired in-process research and development. These costs are managed at the Corporate segment.

    Information about the Company's operations by operating segment is as follows (dollars in thousands):

	docHarbor	Document Solutions	Technical Services	Corporate (a)	Consolidated
2001
Digital/renewal revenues	$9,160	$63,304	$22,654	$—	$95,118
COM revenues	—	113,646	97,584	—	211,230
Intercompany revenues	—	—	9,529	(9,529)	—

Total revenues	9,160	176,950	129,767	(9,529)	306,348
EBITDA	(9,002)	33,577	30,963	(27,110)	28,428
Depreciation and amortization	6,297	18,477	5,660	824	31,258
Total assets	18,589	112,918	39,944	36,367	207,818
Capital expenditures	826	2,113	1,280	606	4,825

2000
Digital/renewal revenues	$4,598	$71,037	$34,539	$—	$110,174
COM revenues	—	143,055	129,968	—	273,023
Intercompany revenues	—	—	12,256	(12,256)	—

Total revenues	4,598	214,092	176,763	(12,256)	383,197
EBITDA	(25,034)	43,481	32,145	(23,684)	26,908
Depreciation and amortization	5,177	26,669	6,709	13,504	52,059
Total assets	22,851	133,586	51,693	30,159	238,289
Capital expenditures	10,158	6,213	927	826	18,124

1999
Digital/renewal revenues	$1,568	$52,281	$19,713	$—	$73,562
COM revenues	—	174,988	193,612	—	368,600
Intercompany revenues	—	—	15,621	(15,621)	—

Total revenues	1,568	227,269	228,946	(15,621)	442,162
EBITDA	(6,459)	50,100	73,075	(21,838)	94,878
Depreciation and amortization	759	29,092	12,098	68,003	109,952
Total assets	16,921	184,897	75,786	52,913	330,517
Capital expenditures	1,957	18,223	2,841	1,639	24,660

(a)
Includes elimination of intercompany revenue.

A–29

    The following is a reconciliation of consolidated EBITDA to loss before taxes, extraordinary items, discontinued operations and cumulative effect of changes in accounting principles for each of the three fiscal years ended September 30, 2001, 2000, and 1999:

	2001	2000	1999
EBITDA	$28,428	$26,908	$94,878
Depreciation and amortization	(31,258)	(51,406)	(108,543)
Other income and expense, net	(42,653)	(40,600)	(37,506)
Restructuring charges	1,207	(14,607)	—
Write-off of acquired in-process R&D	—	—	(3,000)
Asset impairment charges	—	(28,493)	(8,224)
Other	2	(50)	(3,650)

Loss from continuing operations before income taxes	$(44,274)	$(108,248)	$(66,045)

NOTE 20. INTERNATIONAL OPERATIONS:

    Anacomp's international operations are conducted principally through subsidiaries, a substantial portion of whose operations are located in Western Europe. Total international sales include sales by subsidiaries and through distributors. Information as to U.S. and international operations for the years ended September 30, 2001, 2000 and 1999 is as follows (dollars in thousands):

Year Ended September 30, 2001
	U.S.	International	Elimination	Consolidated
	2001	2000	1999
Customer sales	$214,668	$91,680	$—	$306,348
Inter-geographic	3,903	—	(3,903)	—

Total sales	$218,571	$91,680	$(3,903)	$306,348

Operating loss from continuing operations	$(1,194)	$(427)	$—	$(1,621)

Long-lived assets	$117,416	$9,087	$—	$126,503

Year Ended September 30, 2000
	U.S.	International	Elimination	Consolidated
Customer sales	$268,312	$114,885	$—	$383,197
Inter-geographic	8,353	—	(8,353)	—

Total sales	$276,665	$114,885	$(8,353)	$383,197

Operating loss from continuing operations	$(54,076)	$(13,572)	$—	$(67,648)

Long-lived assets	$141,310	$11,537	$—	$152,847

Year Ended September 30, 1999
	U.S.	International	Elimination	Consolidated
Customer sales	$329,168	$112,994	$—	$442,162
Inter-geographic	13,110	—	(13,110)	—

Total sales	$342,278	$112,994	$(13,110)	$442,162

Operating income (loss) from continuing operations	$(40,258)	$11,719	$—	$(28,539)

Long-lived assets	$197,129	$15,785	$—	$212,914

A–30

    The Company previously announced that it intends to sell all or parts of its European document-management business, Document Solutions International. In fiscal 2001 DSI had revenues of $40.3 million and at September 30, 2001 it had total assets of $15 million.

NOTE 21. QUARTERLY FINANCIAL DATA (UNAUDITED):

Summary Results of Operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share amounts)
Fiscal 2001
Revenues	$82,141	$80,202	$73,028	$70,977
Gross margin	28,181	26,775	22,622	22,042
Loss from continuing operations	(7,676)	(15,707)	(12,753)	(11,355)

Net loss	$(7,676)	$(15,707)	$(12,753)	$(11,355)

Basic and diluted per share data:
Net loss	$(0.53)	$(1.08)	$(0.88)	$(0.77)

Fiscal 2000
Revenues	$101,824	$104,873	$88,889	$87,611
Gross margin	37,572	36,146	17,419	25,729
Loss from continuing operations	(15,204)	(12,195)	(41,422)	(40,977)
Loss on sale/income from discontinued operations, net of taxes	—	—	(1,636)	—

Net loss	$(15,204)	$(12,195)	$(43,058)	$(40,977)

Basic and diluted per share data:
Loss from continuing operations	$(1.06)	$(0.85)	$(2.85)	$(2.83)
Loss on sale/income from discontinued operations, net of taxes	—	—	(0.11)	—

Net loss	$(1.06)	$(0.85)	$(2.96)	$(2.83)

Summary of Significant Charges:
Fiscal 2001
Legal settlement charge	$—	$5,377	$—	$—
Environmental reserve credit	$—	$—	$(1,012)	$—
Restructuring credits	$—	$—	$(1,207)	$—
Fiscal 2000
Asset impairment charges	$—	$—	$5,671	$22,822
Restructuring charges	$—	$6,966	$7,641	$—
Inventory write-down	$—	$—	$9,031	$—

A–31

NOTE 22. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES:

    The following is a summary of activity in the Company's valuation and qualifying accounts and reserves for the years ended September 30, 2001, 2000 and 1999:

	Balance at beginning of period	Charges (Credits) to costs and expenses	Deductions	Other(a)	Balance at end of period
	(dollars in thousands)
Year ended September 30, 2001
Allowance for doubtful accounts	$4,922	163	(547)	—	$4,538

Year ended September 30, 2000
Allowance for doubtful accounts	$5,815	(195)	(698)	—	$4,922

Year ended September 30, 1999
Allowance for doubtful accounts	$6,957	(752)	(103)	(287)	$5,815

(a)
Other deletions include the elimination of Magnetics related reserves.

A–32

QuickLinks

ANACOMP, INC. FORM 10-K For the Fiscal Year Ended September 30, 2001 INDEX
PART I
PART II
PART III
Summary Compensation Table
Director Compensation
Stock Options
Fiscal Year-End Option Values
Directors and Executive Officers
Other Beneficial Holders of Common Stock
PART IV
SIGNATURES
APPENDIX A
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS Anacomp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS Anacomp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT Anacomp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS Anacomp, Inc. and Subsidiaries
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS Anacomp, Inc. and Subsidiaries