Form 10-Q
period 2001-12-31
ANACOMP INC
filed 2002-02-19
CIK 6260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


        (Mark One)
        [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001.

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

     As of January 31, 2001, the number of outstanding shares of the registrant's Class A common stock, $.01 par value per share, was 4,030,000 and the number of outstanding shares of the registrant's Class B common stock, $0.01 par value per share, was 4,034.

                         ANACOMP, INC. AND SUBSIDIARIES

                                      INDEX


  PART I.       FINANCIAL INFORMATION                                       Page
  Item 1.       Financial Statements:

                   Condensed Consolidated Balance Sheets at
                        December 31, 2001 and September 30, 2001............  2

                   Condensed Consolidated Statements of Operations
                        Three Months Ended December 31, 2001 and 2000.......  3

                   Condensed Consolidated Statements of Cash Flows
                        Three Months Ended December 31, 2001 and 2000.......  4

                   Notes to the Condensed Consolidated Financial Statements.  5

  Item 2.       Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.................  13


  Item 3.       Quantitative and Qualitative Disclosures About Market Risk..  17


  PART II.      OTHER INFORMATION

  Item 1.       Legal Proceedings...........................................  18

  Item 2.       Changes in Securities and Use of Proceeds...................  18

  Item 6.       Exhibits and Reports on Form 8-K............................  18

  SIGNATURES................................................................  19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              Reorganized        Predecessor
                                                                Company            Company
                                                              December 31,      September 30,
(in thousands)                                                    2001              2001
                                                            -----------------   ---------------
Assets                                                        (Unaudited)
Current assets:
   Cash and cash equivalents...............................  $     26,879       $    24,308
   Accounts receivable, net................................        40,148            43,360
   Inventories.............................................         4,198             4,937
   Prepaid expenses and other..............................         7,036             8,710
                                                            -----------------   ---------------
Total current assets.......................................        78,261            81,315

Property and equipment, net................................        33,048            33,141
Reorganization value in excess of identifiable assets......        73,792               ---
Goodwill...................................................           ---            86,285
Intangible assets..........................................        12,300               ---
Other assets...............................................         5,037             7,077
                                                            -----------------   ---------------
                                                             $    202,438     $     207,818
                                                            =================   ===============
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Current portion of senior secured revolving credit
      facility.............................................  $      9,250       $    55,075
   10-7/8% senior subordinated notes payable...............           ---           310,943
   Accounts payable........................................        11,051            13,958
   Accrued compensation, benefits and withholdings.........        16,275            16,111
   Accrued income taxes....................................         1,193             5,625
   Accrued interest........................................            13            50,969
   Other accrued liabilities...............................        21,567            22,922
                                                            -----------------   ---------------
Total current liabilities..................................        59,349           475,603
                                                            -----------------   ---------------
Long-term liabilities:
   Long-term portion of senior secured revolving credit
      facility.............................................        43,825               ---
   Other long-term liabilities.............................         2,339            10,142
                                                            -----------------   ---------------
Total long-term liabilities................................        46,164            10,142
                                                            -----------------   ---------------

Stockholders' equity (deficit):
   Preferred stock.........................................           ---               ---
   Common stock............................................            40               146
   Additional paid-in capital..............................        96,885           111,324
   Accumulated other comprehensive loss....................           ---            (4,912)
   Accumulated deficit.....................................           ---          (384,485)
                                                            -----------------   ---------------
Total stockholders' equity (deficit).......................        96,925          (277,927)
                                                            -----------------   ---------------
                                                             $    202,438       $   207,818
                                                            =================   ===============


        See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Predecessor Company
                                                                     Three Months Ended
                                                             --------------------------------
(in thousands, except per share amounts)                     December 31,       December 31,
                                                                 2001               2000
                                                             ----------------   -------------
Revenues:
   Services...............................................    $   55,098        $  60,615
   Equipment and supply sales.............................        12,926           21,526
                                                             ----------------   -------------
                                                                  68,024           82,141
                                                             ----------------   -------------
Cost of revenues:
   Services...............................................        36,630           39,205
   Equipment and supply sales.............................         9,874           14,755
                                                             ----------------   -------------
                                                                  46,504           53,960
                                                             ----------------   -------------

Gross profit..............................................        21,520           28,181
Costs and expenses:
   Engineering, research and development..................         1,680            1,737
   Selling, general and administrative....................        15,643           20,275
   Amortization of intangible assets......................         2,896            2,947
   Restructuring credits..................................        (1,032)             ---
                                                             ----------------   -------------

Operating income..........................................         2,333            3,222

Other income (expense):
   Interest income........................................           155              356
   Interest expense and fee amortization..................        (3,114)         (11,121)
   Other..................................................          (221)             254
                                                             ----------------   -------------
                                                                  (3,180)         (10,511)
                                                             ----------------   -------------
Loss before reorganization items, income taxes and
   extraordinary gain on extinguishment of debt...........          (847)          (7,289)
Reorganization items......................................        13,328              ---
                                                             ----------------   -------------
Income (loss) before income taxes and extraordinary gain
   on extinguishment of debt..............................        12,481           (7,289)
Provision for income taxes................................           450              387
                                                             ----------------   -------------
Income (loss) before extraordinary gain on extinguishment
   of debt................................................        12,031           (7,676)
Extraordinary gain on extinguishment of debt, net of taxes       265,329              ---
                                                             ----------------   -------------
Net income (loss).........................................    $  277,360        $  (7,676)
                                                             ================   =============


Basic and diluted per share data:
   Income (loss) before extraordinary gain on
   extinguishment of debt.................................    $      0.83       $   (0.53)
   Extraordinary gain on extinguishment of debt, net of
   taxes..................................................          18.22             ---
                                                             ----------------   -------------
   Basic and diluted net income (loss)....................    $     19.05       $   (0.53)
                                                             ================   =============

Shares used in computing basic and diluted net income
   (loss) per share.......................................         14,566          14,569
                                                             ================   =============

        See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Predecessor Company
                                                                  Three Months Ended
                                                            --------------------------------
(in thousands)                                                December 31,      December 31,
                                                                 2001               2000
                                                            ----------------    ------------
Cash flows from operating activities:
   Net income (loss)......................................   $   277,360        $  (7,676)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
     Extraordinary gain on extinguishment of debt.........      (265,329)             ---
     Adjustments of assets and liabilities to fair value..       (16,916)             ---
     Write off of deferred debt issuance costs and
        unamortized premiums and discounts................         2,216              ---
     Depreciation and amortization........................         7,194            8,023
     Non-cash settlement of facility lease contract.......           349              ---
     Amortization of debt fees, premium, and discounts....            92              351
     Change in assets and liabilities:
       Accounts and other receivables.....................         3,092              322
       Inventories........................................           739              126
       Prepaid expenses and other assets..................           332            1,345
       Accounts payable, accrued expenses and other
         liabilities......................................        (3,733)          (2,003)
       Accrued interest...................................          (387)           8,376
                                                            ----------------    ------------
        Net cash provided by operating activities.........         5,009            8,864
                                                            ----------------    ------------
Cash used in investing activities:
   Purchases of property and equipment....................        (1,075)            (993)
                                                            ----------------    ------------

Cash flows from financing activities:
   Proceeds from liquidation of currency swap contracts...           ---              763
   Principal payments on revolving line of credit.........        (2,000)             (75)
                                                            ----------------    ------------
        Net cash (used in) provided by financing
           activities.....................................        (2,000)             688
                                                            ----------------    ------------
Effect of exchange rate changes on cash and cash
   equivalents............................................           637                1
                                                            ----------------    ------------
Increase in cash and cash equivalents.....................         2,571            8,560
Cash and cash equivalents at beginning of period..........        24,308           13,988
                                                            ----------------    ------------
Cash and cash equivalents at end of period................   $    26,879        $  22,548
                                                            ================    ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest..................................   $     1,434        $   1,941
                                                            ================    ============
  Cash paid for income taxes..............................   $       459        $     654
                                                            ================    ============

        See the notes to the condensed consolidated financial statements

                         ANACOMP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Company Reorganization

         Financial Restructuring and Reorganization

On October 19, 2001, Anacomp filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged plan of reorganization (the "Plan"), with the U.S. Bankruptcy Court for the Southern District of California. The Plan was confirmed by the U.S. Bankruptcy Court on December 10, 2001, and the Company emerged from bankruptcy effective December 31, 2001.

Under the Plan, the Company's publicly traded 10-7/8% Senior Subordinated Notes (the "Notes"), related accrued interest and existing Anacomp Common Stock (14,566,198 shares) were canceled, and new common stock issued. New Class A Common Stock was distributed to the holders of the Notes, as well as reserved for issuance as incentive compensation to Anacomp personnel. New Class B Common Stock was issued, is being distributed to holders of existing Anacomp Common Stock and is subject to additional dilution, as provided for in the Plan.

Pursuant to the reorganization, the Company is authorized to issue 40,000,000 shares of Class A Common Stock, 787,711 shares of Class B Common Stock and 1,000,000 shares of Preferred Stock. Terms and conditions of the Class A and Class B Common Stock are identical, including voting rights, dividends, when and if declared, and liquidation rights, subject to any preference of Preferred Stock as may be issued in the future. Class B Common Stock is also subject to potential further dilution if additional shares of Class B Common Stock are required to be issued in satisfaction of claims pursuant to the reorganization. Preferred Stock is authorized to be issued in one or more series with terms to be established at the time of issuance by the Board of Directors of the Company.

In exchange for the Notes totaling $310 million and related accrued interest totaling $52.3 million, holders of the Notes received 4,030,000 shares of new Class A Common Stock.

For each share of existing Common Stock outstanding immediately prior to the emergence from Bankruptcy effective December 31, 2001, common shareholders received .0002769 shares of new Class B Common Stock. As a result, 4,034 shares of new Class B Common Stock were issued. In addition, for each share of new Class B Common Stock issued, these shareholders received 194.12 warrants. Each warrant is exercisable for a period of five years for the purchase of one share of the new Class B Common Stock at an exercise price of $61.54 per share. As a result, 783,077 warrants to purchase Class B Common Stock were issued.

Holders of Class A Common Stock own 99.9% of Anacomp's equity and those holding Class B Common Stock own 0.1%.

Also as a result of the Chapter 11 reorganization, all unexercised options were canceled and the Company's prior stock option plans were terminated, executory contracts were assumed or rejected, trade creditors were paid in the ordinary course of business and were not impaired, members of a new Board of Directors of the Company were designated, a total of 403,403 shares of new Class A Common Stock were authorized for use in the establishment of new stock option plans and the Company's Senior Secured Revolving Credit Facility (the "Facility") was amended (see Note 4).

The Company is in the process of clearing all claims that were filed in conjunction with the Chapter 11 proceedings. Each claim has been individually analyzed. The majority of the claims were paid prior to or subsequent to the bankruptcy filing, are unsubstantiated, are related to executory contracts assumed under the Plan, duplicate claims, claim amounts that differ from the Company's books or that were filed late. As a result the Company does not anticipate there are any material unrecorded claims.


        Business Unit Structuring

Anacomp previously announced that it intends to sell all or parts of its European document-management business, Document Solutions International ("DSI"). The Company continues to exercise its reasonable best efforts to complete such a potential sale. Any such eventual sale is subject to approval by the Bank Group (see Note 4) and the Company will be required to apply a portion of any proceeds from the sale of DSI to pay down the Facility. The execution, timing, likelihood and amount of net proceeds of any such potential sale are uncertain and the Company is continuing the operations of DSI in its normal course of business. Accordingly, the assets and liabilities of the DSI entities are classified as held for use in the accompanying Condensed Consolidated Balance Sheets. The Company's International Technical Services business is not affected by this potential transaction.

Note 2.  Basis of Presentation

At December 31, 2001, as a result of its emergence from bankruptcy, the Company adopted Fresh Start Reporting in accordance with AICPA Statement of Position
(SOP) 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code". Fresh Start Reporting resulted in material changes to the Condensed Consolidated Balance Sheet as of December 31, 2001, including recording of assets and liabilities at fair values, the valuation of equity based on the reorganization value of the ongoing business and the recording of a reorganization asset for reorganization value in excess of the fair value of the separately identifiable assets and liabilities.

The accompanying financial statements include the historical financial statements of the Company prior to December 31, 2001, the effective date the Company emerged from bankruptcy, and are referred to as the Predecessor Company. The Condensed Consolidated Balance Sheet as of December 31, 2001 represents the balance sheet of the Reorganized Company after adopting Fresh Start Reporting.

Due to the  reorganization and implementation of Fresh Start Reporting (see Note
3), the consolidated financial statements for the Reorganized Company are not comparable to those of the Predecessor Company.

The accompanying condensed consolidated financial statements include the accounts of Anacomp and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements, except for the balance sheet as of September 30, 2001, have not been audited but, in the opinion of the Company's management, include all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended September 30, 2001, included in the Company's fiscal 2001 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year or for any other period.

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

Note 3. Fresh Start Reporting

The Company estimated its enterprise value before consideration of debt after reorganization at December 31, 2001 totaled $150 million (the approximate fair value) based on the consideration of many factors and various valuation methods, including discounted cash flows, selected publicly traded company market multiples, selected acquisition transaction multiples and other applicable ratios and valuation techniques believed by the Company's management to be representative of the Company's business and industry. The valuation utilized the Company's five-year projections of cash flows, assuming a 20% annual decline in COM revenues, $25 million (including up to $5 million in fiscal year 2002) for selective investments in new businesses within the Technical Services business unit and a weighted average cost of capital rate of approximately 17%. A terminal value was determined using a multiple of estimated fifth year EBITDA, together with the net present value of the five-year projected cash flows. The Company is in the process of working with an outside organization to independently assess the enterprise value noted above. The final determination of the Company's December 31, 2001 enterprise value may differ from the amount estimated. The excess of the reorganization value over the fair value of identifiable assets and liabilities is reported as "Reorganization value in excess of identifiable assets" and will not be subject to future amortization in accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets".

The Company is in the process of obtaining appraisals to further support its preliminary valuation associated with certain property and equipment and identifiable intangible assets to determine the fair values of such assets. Preliminary identifiable intangible asset valuations consist of the following and will be amortized over the useful lives indicated:

(dollars in thousands)                                    Life in Years      Amount
Digital technology and intellectual property..............       3        $   3,100
COM technology and intellectual property..................      10            1,300
COM production software...................................       5              300
Customer relationships....................................      10            7,600
                                                                          ---------
                                                                          $  12,300
                                                                          =========

The assigned fair values of the Reorganized Company and its assets and liabilities represent significant estimates made by management based on facts and circumstances currently available. Valuation methodologies employed in estimating fair values also require the input of highly subjective assumptions and predictions of future events and operations. Actual future events and results could differ substantially from managements' current estimates and assumptions. Any changes in valuation would affect the Company's balance sheet and amortization of the value of those assets.

The reorganization and the adoption of Fresh Start Reporting resulted in the following adjustments to the Company's Condensed Consolidated Balance Sheet as of December 31, 2001:

                              Predecessor       Reorganization and Fresh        Reorganized
                                Company           Start Adjustments               Company
                                              ---------------------------
                              December 31,                                      December 31,
(in thousands)                   2001            Debit          Credit              2001
----------------------------  -------------    -----------   -------------       ------------
Assets
Total current assets........  $    78,261      $     ---     $        ---       $   78,261
Property and equipment, net.       30,565          2,483(a)           ---           33,048
Reorganization value in
  excess of identifiable
  assets....................          ---         73,792(c)           ---           73,792
Goodwill....................       83,644            ---           83,644(b)           ---
Intangible assets...........          ---         12,300(d)           ---           12,300
Other assets................        8,179            ---            3,142(e)         5,037
                              -------------    -----------   -------------       ------------
                              $   200,649      $  88,575     $     86,786       $  202,438
                              =============    ===========   =============       ============


Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Current portion of
    senior secured
    revolving credit
    facility................ $     53,075      $  43,825(f)     $     ---       $    9,250
  10-7/8% senior
    subordinated notes
    payable.................      310,926        310,926(g)           ---              ---
  Accounts payable..........       11,051            ---              ---           11,051
  Accrued compensation,
    benefits and
    withholdings............       16,275            ---              ---           16,275
  Accrued income taxes......        4,220          3,027(h)           ---            1,193
  Accrued interest..........       52,267         52,254(i)           ---               13
  Other accrued liabilities.       22,642          1,075(j)           ---           21,567
                             ------------      -------------    ----------      ----------
Total current liabilities...      470,456        411,107              ---           59,349
Long-term liabilities:
  Long-term portion of
  senior secured revolving
  credit facility...........          ---            ---           43,825(f)        43,825
  Other long-term
  liabilities...............       10,222          7,883(k)           ---            2,339
                             ------------      -------------    ----------      ----------
Total long-term liabilities        10,222          7,883           43,825           46,164
Stockholders' equity
(deficit):
  Common stock..............          146            146(l)            40(m)            40
  Additional paid-in
  capital...................      111,324        111,324(l)        96,885(m)        96,885
  Accumulated other
    comprehensive loss......       (4,273)           ---            4,273(l)           ---
  Accumulated deficit.......     (387,226)           ---          387,226(l)           ---
                             ------------      -------------    ----------      ----------
Total stockholders' equity
(deficit)...................     (280,029)       111,470          488,424           96,925
                             ------------      -------------    ----------      ----------
                             $    200,649      $ 530,460        $ 532,249       $  202,438
                             ============      =============    ==========      ==========

Explanations of the above adjustment columns are as follows:

a)      To adjust property and equipment to estimated fair value.
b)      To reflect write off of excess of purchase price over net assets of businesses acquired.
c)      To establish the reorganization value in excess of identifiable assets.  The amounts are calculated below (in thousands):

          Senior secured revolving credit facility........    $     53,075
          New equity......................................          96,925
                                                              -------------
          Enterprise value................................         150,000
          Plus: fair value of identifiable liabilities....          52,438
          Less: fair value of identifiable assets.........        (128,646)
                                                              -------------
              Reorganization value in excess of
              identifiable assets                             $     73,792
                                                              =============

d)      To establish separately identifiable intangible assets at estimated fair value.
e)      To write off deferred costs on senior subordinated debt canceled in bankruptcy.
f)      To reclassify  portion of revolving credit facility from current to long-term,  consistent with principal payment terms of the amended facility agreement.
g)      To write off the senior  subordinated notes canceled in bankruptcy and related unamortized premium and discount.
h)      To adjust accrued income taxes to amounts currently payable.
i)      To write off accrued interest related to the senior subordinated notes.
j)      To adjust other accrued liabilities to estimated fair values.
k)      To adjust other long-term liabilities to estimated fair values.
l)      To eliminate stockholders' deficit of the Predecessor Company.
m)      To reflect  issuance of  4,030,000  shares of new Class A common  stock and 4,034 share of new Class B common stock at estimated fair value.


The extraordinary gain on extinguishment of debt, net of taxes, for the period ended December 31, 2001, is calculated as follows (in thousands):


            Carrying value of senior subordinated notes....   $    310,000
            Carrying value of related accrued interest.....         52,254
            Issuance of new Common Stock...................        (96,925)
                                                              --------------
                Extraordinary gain on extinguishment of debt  $    265,329
                                                              ==============

The holders of the Notes received 99.9% of the new equity of the Reorganized Company; therefore, the net equity of the Reorganized Company was used as the basis for consideration exchanged in the determination of extraordinary gain on extinguishment of debt. There is no tax effect on extinguishment of debt due to utilization of the Company's net operating loss carryforwards (see Note 6).

In accordance with SOP 90-7, transactions of the Predecessor Company resulting from the Chapter 11 reorganization are reported separately as reorganization items in the accompanying Condensed Consolidated Statement of Operations for the period ended December 31, 2001, and are summarized below:

                                                               Three Months
                                                                  Ended
                                                               December 31,
            (in thousands)                                         2001
                                                              --------------
            Adjustment of assets and liabilities to fair
              value.........................................   $    16,916
            Write off of deferred debt issuance costs and
              unamortized premiums and discounts............        (2,216)
            Professional fees and other reorganization costs        (1,023)
            Settlement of facility lease contract...........          (349)
                                                              ---------------
                                                               $    13,328
                                                              ===============

Note 4.  Senior Secured Revolving Credit Facility

On August 24, 2001, the Company and Fleet National Bank as agent and its syndicate of lenders (collectively, "the Bank Group") executed a Summary of Terms and Conditions regarding amendments to the senior secured revolving credit facility (the "Facility"). The amended Facility, which became effective December 31, 2001, includes a $58.9 million limit, with a $53.1 million sublimit for direct borrowing and a $5.8 million letter of credit sublimit. The Facility is available for new borrowings up to a Formula Borrowing Base ("FBB") when direct borrowings are reduced below the FBB. The FBB will equal an amount up to 80% of Eligible Accounts, which include U.S. and Canadian Accounts Receivable. The credit limit will be subject to reduction as the periodic scheduled principal repayments occur.

Under the amended Facility, the maturity date is June 30, 2003, with an extension to December 31, 2003 if a DSI sale occurs and results in $4 million net proceeds, or the Company elects to increase the interest rate by 1% for the extension period. Upon a closing of a sale of DSI, the Company would be required to make a payment to the Bank Group to permanently reduce the Facility. The payment would be the greater of $4 million or 85% of net sale proceeds as defined. Under the amended Facility, the direct borrowings limit is to be permanently reduced by cash payments of $2 million quarterly from December 31, 2001 to June 30, 2002; $3 million on September 30, 2002; $2.25 million on December 31, 2002 and March 31, 2003; and $2.5 million on June 30, 2003 and September 30, 2003. The first quarterly cash payment of $2 million was made in December 2001.

The amended Facility bears interest at the Base Rate equal to the higher of a) the annual rate of interest announced from time to time by Fleet as its best rate, or b) one-half of one percent above the Federal Funds Effective Rate, for the portion of the Facility equal to the FBB. The rate of interest is three percentage points higher than the Base Rate for the Facility balance outstanding in excess of the FBB. Interest is due and payable monthly in arrears. The interest rate was 6.75% at December 31, 2001.

The Facility is secured by virtually all of the Company's assets and 65% of the capital stock of the Company's foreign subsidiaries. The Facility contains covenants relating to limitations on capital expenditures, additional debt, open market purchases of the Company's common stock, mergers and acquisitions, liens and dividends, minimum EBITDA requirements and minimum interest coverage and leverage ratios. In addition, the Company is required to remit to the Bank Group the net proceeds of any capital asset sale.

In connection with the Amendment, the Company paid a fee of $0.8 million that has been capitalized and is included as Other Assets in the accompanying Condensed Consolidated Balance Sheet at December 31, 2001.

Outstanding borrowings and letters of credit under the Facility were $53.1 million and $5.8 million, respectively, at December 31, 2001. As of February 18, 2002, the Facility balance consists of direct borrowings of $45.3 million and letters of credit totaling $5.8 million. The Company is able to borrow against its Facility up to the $53.1 million sublimit for direct borrowing until the scheduled March 31, 2002 direct borrowing limit reduction of $2 million.

Note 5.  Senior Subordinated Notes

The Predecessor Company had outstanding $310 million of publicly traded 10-7/8% Senior Subordinated Notes and related accrued interest ($52.3 million at October 19, 2001). As detailed in Note 1, the Notes and related accrued interest were extinguished in the Reorganization. The accompanying Condensed Consolidated Statement of Operations for the period ended December 31, 2001 includes interest expense on the Notes only through October 19, 2001, the date the Company filed for bankruptcy.

Note 6. Income Taxes

The provision for income taxes for the periods ended December 31, 2001 and 2000 primarily represents current foreign taxes.

As a result of the Company's Reorganization, the Company will have cancellation of debt ("COD") estimated to be $265.3 million. As a result, the Company will be required to reduce, for federal income tax purposes, certain tax attributes, including net operating loss carryforwards and property basis by the amount of the COD. Such adjustments are determined at the end of the Company's fiscal year ending September 30, 2002. A deferred tax liability has been recorded for COD, book intangible assets and certain temporary differences. A deferred tax asset has been recorded for tax goodwill in excess of book reorganization asset, certain temporary differences, net operating losses and other tax basis carryforwards. The Company has recorded a valuation allowance in the amount of $19 million in order to fully offset the net deferred tax asset. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized in future years. Management periodically reviews the need for valuation allowances based upon the results of operations.

Note 7. Restructuring Activities

In fiscal 1998, the Company recorded restructuring charges of $8.5 million and reserves of $15.2 million related to its First Image acquisition. As of December 31, 2001, the remaining liability of $0.2 million, related to facility costs will be paid by the end of June 2002.

In the second and third quarters of 2000, the Company effected a reorganization of its workforce in the United States and Europe along its lines of business, reorganized parts of its corporate staff and phased out its manufacturing operations. The reorganization of the workforce and corporate staff consisted of management reassessing job responsibilities and personnel requirements in each of its continuing and on-strategy business units and corporate staff. Such assessment resulted in substantial permanent personnel reductions and involuntary terminations throughout the organization, primarily in its European operations and its corporate and manufacturing staff. The Company recorded restructuring charges of $14.6 million related to these actions. Employee severance and termination-related costs were for approximately 300 employees, all of whom have left the Company, and as of December 31, 2001, all severance payments have been paid. Other fees relate to professional fees associated with negotiations to terminate facility leases and other costs associated with implementation of the business unit structure and the reorganization of the four business units into separate entities. These fees have also been paid as of December 31, 2001. In the first quarter of fiscal year 2002 the Company reversed approximately $1 million of business restructuring reserves primarily related to favorable circumstances related to the shutdown of its Japanese subsidiary. As of December 31, 2001, the majority of the remaining liability of $0.3 million related to international facility costs and costs related to the shutdown of the Japanese subsidiary is expected to be paid by June 30, 2002.

The Restructuring reserves are included as a component of "Other accrued liabilities" in the accompanying Condensed Consolidated Balance Sheets.

The following tables present the activity and balances of the restructuring reserves from September 30, 2001 to December 31, 2001 (in thousands):


                                                          Unaudited
                                          ----------------------------------------------
  Fiscal Year 2000          September 30,                                   December 31,
  Restructuring                 2001      Adjustments    Cash Payments          2001
  ----------------------   ------------   -------------  --------------  ---------------
  Employee Separations     $        269   $       (214)  $        (55)   $        ---
  Facility Closing                  281           (149)           (12)            120
  Contract Obligations              511           (307)           (34)            170
  Professional and Other            313           (313)           ---             ---
                           ------------   -------------  --------------  ---------------
                           $      1,374   $       (983)  $        (101)  $        290
                           ------------   -------------  --------------  ---------------

  Fiscal Year 1998          September 30,                                   December 31,
  Restructuring                 2001      Adjustments    Cash Payments          2001
  ----------------------   ------------   -------------  --------------  ---------------
  Facility Closing         $        276   $       (39)   $       (77)    $       160
  Other                              10           (10)           ---             ---
                           ------------   -------------  --------------  ---------------
                           $        286   $       (49)   $       (77)    $       160
                           ------------   -------------  --------------  ---------------


Note 8.  Inventories


Inventories consist of the following:
(in thousands)                                               December 31,   September 30,
                                                                 2001           2001
                                                            --------------  -------------
                                                             (unaudited)
  Finished goods, including purchased film................   $      2,780    $    3,249
  Consumable spare parts and supplies.....................          1,418         1,688
                                                            --------------  -------------
                                                             $      4,198    $    4,937
                                                            ==============  =============


Note 9.  Income (Loss) Per Share

Basic and diluted income (loss) per share is computed based upon the weighted average number of shares of the Company's common stock outstanding during the period. Potentially dilutive securities include options granted under the Company's stock option plans and outstanding warrants, both using the treasury stock method and shares of common stock expected to be issued under the Company's employee stock purchase plan. For the three months ended December 31, 2001 and 2000, options outstanding totaling 999,218 and 1,824,337 respectively, were excluded from the calculations of income (loss) per share, as their effect would have been anti-dilutive.

Note 10.  Recent Accounting Pronouncements

Pursuant to SOP 90-7, the Reorganized Company has implemented the provisions of accounting principles required to be adopted within twelve months of the adoption of Fresh Start Reporting as of December 31, 2001, including the following standards:

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the accounting for acquisitions of businesses, eliminates pooling of interests accounting, and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. As of December 31, 2001, the Company's intangible assets, excluding the "Reorganization value in excess of identifiable assets" will be amortized in future periods. "Reorganization value in excess of identifiable assets" is not an amortizing asset and will be subject to formal annual impairment testing at a minimum.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and which supercedes SFAS No. 121. SFAS No. 144 also reduces the threshold for discontinued operations reporting to a component of an entity rather than a segment of a business as required under Accounting Principles Bulletin No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The adoption of SFAS No. 144 did not have a material impact on the Company's financial position as of December 31, 2001.

Note 11.  Operating Segments

Anacomp's business is focused in the document management industry. The Company currently manages its business through two operating units: Document Solutions, which provides document-management outsource services; and Technical Services, which provides equipment maintenance services for Anacomp and third-party manufactured products and provides COM systems and micrographic supplies. Effective October 1, 2001, the Company completed the integration of its former docHarborSM business unit into the Document Solutions group. Results for docHarborSM previously reported separately have been combined with Document Solutions.

Management evaluates operating unit performance based upon earnings before interest, other income, reorganization items, asset impairment and restructuring charges, taxes, depreciation and amortization, and extraordinary items (referred to as "EBITDA"). Information about the Company's operations by operating segments is as follows:

For the Three Months Ended December 31,

                            Document           Technical
 (in thousands)             Solutions          Services        Corporate     Consolidated
-----------------------------------------------------------------------------------------
 2001
 Digital/renewal revenue   $      17,736       $   6,552       $     ---     $   24,288
 COM revenue                      25,441          18,295             ---         43,736
 Intersegment revenue                ---           2,554          (2,554)           ---
                         ----------------------------------------------------------------
 Total revenue                    43,177          27,401          (2,554)        68,024
 EBITDA                            7,538           4,911          (3,954)         8,495

 2000
 Digital/renewal revenue   $      16,427       $   5,087        $    ---     $   21,514
 COM revenue                      32,484          28,143             ---         60,627
 Intersegment revenue                ---           2,891          (2,891)           ---
                         ----------------------------------------------------------------
 Total revenue                    48,911          36,121          (2,891)        82,141
 EBITDA                            7,562           9,940          (6,258)        11,244


The following is a reconciliation of consolidated EBITDA to income (loss) before income taxes and extraordinary gain on extinguishment of debt:


      For the Three Months Ended December 31,                 2001           2000
      --------------------------------------------       -------------  ------------
      EBITDA......................................       $     8,495    $    11,244
      Depreciation and amortization...............            (7,194)        (8,023)
      Other income and expense, net...............            (3,180)       (10,511)
      Reorganization items........................            13,328            ---
      Restructuring credits.......................             1,032            ---
      Other.......................................               ---              1
                                                         -------------  ------------
      Income (loss) before income taxes and
      extraordinary gain on extinguishment of debt       $    12,481    $    (7,289)
                                                         =============  ============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), including those related to the Company's plans, liquidity needs and future operations, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; industry trends; industry capacity; competition; raw materials costs and availability; currency fluctuations; the loss of any significant customers or suppliers; changes in business strategy or development plans; successful development of new products; availability, terms and deployment of capital; ability to meet debt service obligations; availability of qualified personnel; changes in, or the failure or inability to comply with, government regulations; and other factors referenced in this report and the Company's other public filings including its Form 10-K for the year ended September 30, 2001. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions or statements regarding future periods are intended to identify forward-looking statements. All forward-looking statements are inherently uncertain as they involve substantial risks and uncertainties beyond the Company's control. The Company undertakes no obligation to update or revise any forward-looking statements for events or circumstances after the date on which such statement is made. New factors emerge from time to time, and it is not possible for the Company to predict all such factors. Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

On October 19, 2001, Anacomp filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged plan of reorganization (the "Plan"), with the U.S. Bankruptcy Court for the Southern District of California. The Plan was confirmed by the U.S. Bankruptcy Court on December 10, 2001, and the Company emerged from bankruptcy effective December 31, 2001.

Under the Plan, the Company's publicly traded 10-7/8% Senior Subordinated Notes (the "Notes"), related accrued interest and existing Anacomp Common Stock (14,566,198 shares) were canceled, and new common stock issued. New Class A Common Stock was distributed to the holders of the Notes, as well as reserved for issuance as incentive compensation to Anacomp personnel. New Class B Common Stock was issued and is being distributed to holders of existing Anacomp Common Stock and is subject to additional dilution, as provided for in the Plan.

Also as a result of the Chapter 11 reorganization, all unexercised options were canceled and the Company's prior stock option plans were terminated, executory contracts were assumed or rejected, trade creditors were paid in the ordinary course of business and were not impaired, members of a new Board of Directors of the Company were designated, a total of 403,403 shares of new Class A Common Stock were authorized for use in the establishment of new stock option plans and the Company's Senior Secured Revolving Credit Facility (the "Facility") was amended.

Anacomp's revenues, operating results, cash flows and liquidity in the first three months of fiscal 2002 continue to be negatively impacted by an overall decline in the Company's COM business. However, the elimination of the Company's Notes has resulted in a substantial decrease in interest expense during the first quarter of fiscal 2002. In addition, digital and renewal revenues increased 13% over the prior year period.

The Company and Fleet National Bank as agent and its syndicate of lenders (collectively, "the Bank Group") amended the Facility which became effective on December 31, 2001. The amended Facility contains certain restrictions on the Company and stipulates scheduled principal repayments. The principal repayments over time will continue to reduce the Company's debt costs. The company made the first scheduled repayment of $2 million on December 27, 2001.

Anacomp reported net income totaling $277.4 million. This was primarily due to the cancellation of debt and resulting extraordinary gain of $265.3 million. Positive cash flows provided by operations were $5 million for the three months ended December 31, 2001. As of December 31, 2001, the Company had positive working capital of $18.9 million, and stockholders' equity of $97 million upon the application of Fresh Start Reporting requiring the Company to revalue its assets, liabilities and stockholders' equity at fair values.

Anacomp previously announced that it intends to sell all or parts of its European document-management business, Document Solutions International ("DSI"), and continues to exercise its reasonable best efforts to complete a sale. Any such eventual sale is subject to approval by the Bank Group and the Company will be required to remit a portion of any proceeds from the sale of DSI to pay down the Facility. The execution, timing, likelihood and amount of net proceeds of any such potential sale are uncertain and the Company is continuing the operations of DSI in its normal course of business. The Company's International Technical Services business is not affected by this potential transaction.

Results of Operations

Three Months Ended December 31, 2001 vs. Three Months Ended December 31, 2000

     General. Anacomp reported net income of $277.4 million for the three months ended December 31, 2001, compared to a net loss of $7.7 million for the three months ended December 31, 2000. The current quarter income includes an extraordinary  gain of $265.3  million  resulting from the  cancellation  of the
Company's Notes and related accrued interest. Excluding the effect of the extraordinary gain, interest expense on the Notes ($1.7 million), and reorganization items (positive $13.3 million), net results for the quarter ended December 31, 2001 would have been net income of $0.4 million.

     Revenues. The Company's revenues decreased 17% from $82.1 million for the three months ended December 31, 2000, to $68 million for the three months ended December 31, 2001. The decrease was composed of a $16.9 million decline in COM-related revenues offset in part by a $2.8 million increase in digital and renewal revenues. The Company expects that COM revenues will continue to decline during the remainder of this fiscal year as well as in future years.

Document Solutions COM related revenues decreased 22% from the prior year period, from $32.5 million to $25.4 million. Revenue contributed by digital services and products, including results of the former docHarbor business unit, increased 8% compared to the prior year period, from $16.4 million to $17.7 million. This increase reflects the continued growth of the Company's Web Presentment services.

Technical Services revenues decreased 25% from the prior year period, from $33.2 million to $24.8 million. This was primarily due to the continuing decline in the market for COM systems and supplies and the decreased number of COM units in use worldwide. This was partially offset by the $1.5 million, or 29%, increase in Multi Vendor Services revenue over the prior year.

     Gross Margins. The Company's gross margin decreased from $28.2 million (34% of revenues) for the three months ended December 31, 2000, to $21.5 million (32% of revenues) for the three months ended December 31, 2001.

Document Solutions gross margin, at 36% of revenues, increased from the 34% reported for the prior year period. Technical Services gross margins decreased from 34% to 24% of revenues for the quarter ended December 31, 2001. The decrease in Technical Services gross margin from the prior year period was the result of the current year decline in COM service-related revenues no longer available to offset fixed costs.

     Engineering,   Research   and   Development.   Engineering,   research  and
development expense remained essentially flat at $1.7 million for the three months ended December 31, 2001 and 2000.

     Selling, General and Administrative. Selling, general and administrative (SG&A) expenses decreased from $20.3 million for the three months ended December 31, 2000, to $15.6 million for the three months ended December 31, 2001. Current year expense reflects the benefit of reduced costs resulting from the fold-in of the former docHarbor business unit into Document Solutions. Prior year SG&A expenses included $1.4 million in reorganization legal, professional, and advisory costs. Similar costs in fiscal year 2002, subsequent to the October 19, 2001 bankruptcy filing, were reported separately as reorganization items and totaled $1 million. It is anticipated that certain courses of action may be taken that could result in charges related to cost reduction activities in the near term.

     Amortization of Intangible Assets. Amortization of intangible assets remained essentially unchanged at $2.9 million for the three months ended December 31, 2001 and 2000 and primarily represented amortization of goodwill.

     Restructuring Credits. In the first quarter of fiscal year 2002 the Company reversed $1 million of business restructuring reserves primarily related to favorable circumstances related to the shutdown of its Japanese subsidiary.

     Reorganization   Items.   Reorganization   items  represent   expenses  and
adjustments   resulting  from  the  Company's   reorganization  and  consist  of
professional fees incurred subsequent to the Chapter 11 filing totaling $1 million, fair value adjustments made to assets and liabilities totaling $16.9 million and other asset write-offs and settlements totaling $2.6 million in accordance with implementing Fresh Start Reporting.

     Interest Income. Interest income decreased from $0.4 million for the three months ended December 31, 2000, to $0.2 million for the three months ended December 31, 2001. No additional interest was earned on cash held during bankruptcy proceedings, as the Company operated under substantially normal terms and conditions with its vendors and suppliers during this period.

     Interest Expense. Interest expense decreased from $11.1 million for the three months ended December 31, 2000, to $3.1 million for the three months ended December 31, 2001. Current year expense included interest expense on Notes only up to October 19, 2001, the date the Company filed Chapter 11 bankruptcy, and the remaining $1.4 million of interest was primarily related to the Facility. Prior period interest expense on Notes was $8.3 million.

     Provision for Income Taxes. The provision for income taxes of $0.5 million for the quarter ended December 31, 2001 and $0.4 million for the quarter ended December 31, 2000 related primarily to earnings of foreign subsidiaries.

Liquidity and Capital Resources

On October 19, 2001, Anacomp filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged plan of reorganization (the "Plan"), with the U.S. Bankruptcy Court for the Southern District of California. The Plan was confirmed by the U.S. Bankruptcy Court on December 10, 2001, and the Company emerged from bankruptcy effective December 31, 2001.

Under the Plan, the Company's publicly traded 10-7/8% Senior Subordinated Notes (the "Notes"), related accrued interest and existing Anacomp Common Stock were canceled, and new common stock issued. New Class A Common Stock was distributed to the holders of the Notes, as well as reserved for issuance as incentive compensation to Anacomp personnel. New Class B Common Stock was issued and is being distributed to holders of existing Anacomp Common Stock and is subject to additional dilution, as provided for in the Plan.

On August 24, 2001, the Company and Fleet National Bank as agent and its syndicate of lenders (collectively, "the Bank Group") executed a Summary of Terms and Conditions regarding amendments to the senior secured revolving credit facility (the "Facility"). The amended Facility, which became effective December 31, 2001, includes a $58.9 million limit, with a $53.1 million sublimit for direct borrowing and a $5.8 million letter of credit sublimit. The amended Facility is available for new borrowings up to a Formula Borrowing Base ("FBB") when direct borrowings are reduced below the FBB. The FBB will equal an amount up to 80% of Eligible Accounts, which include U.S. and Canadian accounts receivable. The new facility also contains certain restrictions on the Company and has scheduled principal repayments. The credit limit will be subject to reduction as the periodic scheduled principal repayments occur.

Under the amended Facility, the maturity date is June 30, 2003, with an extension to December 31, 2003 if a DSI sale occurs and results in $4 million net proceeds or the Company elects to increase the interest rate by 1% for the extension period. Upon a closing of a sale of DSI, the Company would be required to make a payment to the Bank Group to permanently reduce the Facility. The payment would be the greater of $4 million or 85% of net sale proceeds as defined. Under the amended Facility, the direct borrowings limit would be permanently reduced by cash payments of $2 million quarterly from December 31, 2001 to June 30, 2002; $3 million on September 30, 2002; $2.25 million on December 31, 2002 and March 31, 2003; and $2.5 million on June 30, 2003 and September 30, 2003. The first quarterly cash payment of $2 million was made in December 2001.

The amended Facility bears interest at the Base Rate equal to the higher of the annual rate of interest announced from time to time by Fleet as its best rate, or one-half of one percent above the Federal Funds Effective Rate, for the portion of the Facility equal to the FBB. The rate of interest is three percentage points higher than the Base Rate for the Facility balance outstanding in excess of the FBB. Interest is due and payable monthly in arrears. The interest rate was 6.75% at December 31, 2001.

The Facility is secured by virtually all of the Company's assets and 65% of the capital stock of the Company's foreign subsidiaries. The Facility contains covenants relating to limitations on capital expenditures, additional debt, open market purchases of the Company's common stock, mergers and acquisitions, liens and dividends, minimum EBITDA requirements and minimum interest coverage and leverage ratios. In addition, the Company is required to remit to the Bank Group the net proceeds of any capital asset sale.

The Company's legacy business (COM) has declined in recent years and is forecast to continue to decline as new technologies become available and are accepted in the marketplace. The ability of the Company to generate sufficient cash to fund operations and to meet future bank requirements is dependent on successful and simultaneous management of the decline in COM as well as the expansion of the alternative Document Solutions and Technical Services offerings. Other factors, such as an uncertain economy, levels of competition in the document management industry, and technological uncertainties will also contribute to the Company's ability to generate cash and maintain liquidity. Although no assurances can be given, management believes that the actions taken over the past two years, including Company downsizing, cost control measures, and the debt restructuring, have positioned the Company for a return to profitability and maintenance of sufficient cash flows from operations to meet its obligations in the normal course of business for at least the next twelve months.

Anacomp had working capital of $18.9 million at December 31, 2001, compared to negative working capital of $394.3 million at September 30, 2001. The working capital deficiency at September 30, 2001 is primarily due to $310 million in Notes, $51 million of related accrued interest, and $55.1 million of borrowings under the senior secured revolving credit facility. The positive working capital at December 31, 2001 reflects the cancellation of the senior subordinated notes, related accrued interest, and reclassification of $43.8 million of the outstanding Facility balance from current liabilities to long-term liabilities, consistent with the paydown provisions included in the terms of the amended Facility. Net cash provided by operating activities was $5 million for the quarter ended December 31, 2001, compared to net cash provided by operations of $8.9 million in the comparable prior year period.

Net cash used in investing activities was $1.1 million in the current three-month period, compared to cash used in investing activities of $1 million in the comparable prior year period. Expenditures were primarily for purchases of equipment.

Net cash used in financing activities was $2 million during the current three-month period, compared to $0.7 million provided by financing activities in the prior period. The current period cash was used to pay down the revolving credit facility, while the prior year cash benefit was due primarily to proceeds received on liquidation of a currency swap contract. The Company anticipates that it may invest up to $5 million in fiscal year 2002 for business acquisitions.

The Company's cash balance totaled $26.9 million at December 31, 2001 compared to $24.3 million at September 30, 2001.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Revenues generated outside of the United States, as a percentage of total revenues, were 33% and 26% for the periods ended December 31, 2001 and 2000, respectively. Fluctuations in foreign exchange rates could impact operating results through translation of the Company's subsidiaries' financial statements.

The Company's revolving credit facility bears interest at variable rates and is therefore affected by the general level of U.S. interest rates. The Company had $53.1 million outstanding under its Facility on December 31, 2001. If interest rates were to increase 2%, the Company's annual interest expense would increase approximately $1.1 million based on a $53.1 million outstanding balance.

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

The Company is in the process of clearing all claims that were filed in conjunction with the Chapter 11 proceedings. Each claim has been individually analyzed. The majority of the claims were paid prior to or subsequent to the bankruptcy filing, are unsubstantiated, are related to executory contracts assumed under the Plan, duplicate claims, claim amounts that differ from the Company's books or that were filed late. As a result the Company does not anticipate there are any material unrecorded claims.

Item 2. Changes in Securities and Use of Proceeds

(a) As a part of the Plan confirmed by the Bankruptcy Court, the Company's Articles of Incorporation and Bylaws were amended. The amendments were adopted in part to create the rights and preference of the Class A Common Stock and the Class B Common Stock.

(c) As part of the Plan, the Company issued a total of 4,030,000 shares of Class A Common Stock to the holders of its 10 7/8% senior subordinated notes and a total of 4,034 shares of Class B Common Stock and warrants to purchase 783,077 shares of Class B Common Stock to the holders of the Company's Common Stock outstanding as of the effective date of the Plan. Each warrant is exercisable for a period of five years for the purchase of one share of Class B Common Stock at an exercise price of $61.54 per share. Such issuances were exempt from the registration requirements of the Securities Act by reason of the exemption provided for shares issued in a bankruptcy reorganization.

Item 6.  Exhibits and Reports on Form 8-K (exhibits incorporated by reference)

(a) Exhibit 3.1 - Amended and Restated Articles of Incorporation of the Company as of December 31, 2001. *

     Exhibit 3.2 - Amended and Restated Bylaws of the Company as of December 31, 2001. *

(b) On October 29, 2001, the Company filed a Form 8-K related to the Company's filing of a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California.

(c) On December 26, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission related to the confirmation of its Plan of Reorganization under Chapter 11 of the Untied States Bankruptcy Code by the United States Bankruptcy Court for the Southern District of California.

* Incorporated by reference from the exhibits to the registration statement on Form 8-A filed by the Company on January 9, 2002.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ANACOMP, INC.




                                             /s/ Linster W. Fox
                                             -----------------------------------
                                             Linster W. Fox
                                             Director, Senior Vice President and
                                             Chief Financial Officer




Date: February 18, 2002