Form 10-Q
period 2002-03-31
ANACOMP INC
filed 2002-05-15
CIK 6260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


       (Mark One)
      [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

     As of April 30, 2002, the number of outstanding shares of the registrant's class A common stock, $.01 par value per share, was 4,030,000 and the number of outstanding shares of the registrant's class B common stock, $0.01 par value per share, was 4,034.

                         ANACOMP, INC. AND SUBSIDIARIES

                                      INDEX

  PART I.       FINANCIAL INFORMATION                                            Page
  Item 1.       Financial Statements:

                   Condensed Consolidated Balance Sheets at
                        March 31, 2002 and September 30, 2001...............       2

                   Condensed Consolidated Statements of Operations
                        Three Months Ended March 31, 2002 and 2001..........       3

                   Condensed Consolidated Statements of Operations
                        Six Months Ended March 31, 2002 and 2001............       4

                   Condensed Consolidated Statements of Cash Flows
                        Six Months Ended March 31, 2002 and 2001............       5

                   Notes to the Condensed Consolidated Financial Statements.       6

  Item 2.       Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.................      16

  Item 3.       Quantitative and Qualitative Disclosures About Market Risk..      24


  PART II.      OTHER INFORMATION

  Item 1.       Legal Proceedings...........................................      25

  Item 2.       Changes in Securities and Use of Proceeds...................      25

  Item 6.       Exhibits and Reports on Form 8-K............................      25

  SIGNATURES................................................................      27


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               Reorganized       Predecessor
                                                                 Company           Company
                                                               ____________     _____________
                                                                March 31,       September 30,
(in thousands)                                                    2002              2001
                                                               ____________     _____________
                                                                (Unaudited)
Assets
Current assets:
   Cash and cash equivalents...............................  $      19,364      $     24,308
   Accounts receivable, net................................         39,222            43,360
   Inventories.............................................          4,712             4,937
   Prepaid expenses and other..............................          7,108             8,710
                                                               ____________     _____________
Total current assets.......................................         70,406             81,315

Property and equipment, net................................         30,721            33,141
Reorganization value in excess of identifiable net assets..         73,792               ---
Goodwill...................................................            ---            86,285
Intangible assets, net.....................................         11,804               ---
Other assets...............................................          3,912             7,077
                                                               ____________     _____________
                                                             $     190,635      $    207,818
                                                               ============     =============
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Current portion of senior secured revolving credit
      facility.............................................  $         ---      $     55,075
   10-7/8% senior subordinated notes payable...............            ---           310,943
   Accounts payable........................................         11,808            15,424
   Accrued compensation, benefits and withholdings.........         15,155            16,111
   Accrued income taxes....................................          2,202             5,625
   Accrued interest........................................            263            50,969
   Other accrued liabilities...............................         19,879            21,456
                                                               ____________     _____________
Total current liabilities..................................         49,307           475,603
                                                               ____________     _____________

Long-term liabilities:
   Long-term portion of senior secured revolving credit
      facility.............................................         41,375               ---
   Other long-term liabilities.............................          2,209            10,142
                                                               ____________     _____________
Total long-term liabilities................................         43,584            10,142
                                                               ____________     _____________

Stockholders' equity (deficit):
   Preferred stock.........................................            ---               ---
   Common stock............................................             40               146
   Additional paid-in capital..............................         96,885           111,324
   Accumulated other comprehensive loss....................            (84)           (4,912)
   Retained earnings (accumulated deficit).................            903          (384,485)
                                                               ____________     _____________
Total stockholders' equity (deficit).......................         97,744          (277,927)
                                                               ____________     _____________
                                                             $     190,635      $    207,818
                                                               ============     =============

        See the Notes to the Condensed Consolidated Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Reorganized       Predecessor
                                                                 Company           Company
                                                             _______________   _______________
(in thousands, except per share amounts)                      Three months      Three months
                                                                  ended             ended
                                                             March 31, 2002    March 31, 2001
                                                             _______________   _______________
Revenues:
   Services...............................................   $      54,360     $      61,781
   Equipment and supply sales.............................          13,283            18,421
                                                             _______________   _______________
                                                                    67,643            80,202
                                                             _______________   _______________
Cost of revenues:
   Services...............................................          35,685            39,811
   Equipment and supply sales.............................           9,545            13,616
                                                             _______________   _______________
                                                                    45,230            53,427
                                                             _______________   _______________

Gross profit..............................................          22,413            26,775
Costs and expenses:
   Engineering, research and development..................           1,770             1,810
   Selling, general and administrative....................          16,695            25,752
   Amortization of intangible assets......................             496             3,226
                                                             _______________   _______________
Operating income (loss)...................................           3,452            (4,013)
                                                             _______________   _______________

Other income (expense):
   Interest income........................................              71               394
   Interest expense and fee amortization..................          (1,204)          (11,101)
   Other..................................................            (136)             (408)
                                                             _______________   _______________
                                                                    (1,269)          (11,115)
                                                             _______________   _______________
Income (loss) before income taxes.........................           2,183           (15,128)
Provision for income taxes................................           1,280               579
                                                             _______________   _______________
Net income (loss).........................................   $         903     $     (15,707)
                                                             ===============   ===============

Basic and diluted per share data:
   Basic and diluted net income...........................   $        0.22
                                                             ===============

Shares used in computing basic and diluted net income per
   share..................................................           4,034
                                                             ===============


        See the Notes to the Condensed Consolidated Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Reorganized
                                                               Company              Predecessor Company
(in thousands, except per share amounts)                  ________________   ___________________________________
                                                            Three months       Three months         Six months
                                                                ended              ended              ended
                                                           March 31, 2002    December 31, 2001    March 31, 2001
                                                          ________________   ___________________________________
   Services............................................... $      54,360     $      55,098      $    122,396
   Equipment and supply sales.............................        13,283            12,926            39,947
                                                          ________________   _______________    ________________
                                                                  67,643            68,024           162,343
                                                          ________________   _______________    ________________
Cost of revenues:
   Services...............................................        35,685            36,630            79,016
   Equipment and supply sales.............................         9,545             9,874            28,371
                                                          ________________   _______________    ________________
                                                                  45,230            46,504           107,387
                                                          ________________   _______________    ________________

Gross profit..............................................        22,413            21,520            54,956
Costs and expenses:
   Engineering, research and development..................         1,770             1,680             3,547
   Selling, general and administrative....................        16,695            15,643            46,294
   Amortization of intangible assets......................           496             2,896             5,906
   Restructuring credits..................................           ---            (1,032)              ---
                                                          ________________   _______________    ________________

Operating income (loss)...................................         3,452             2,333              (791)
                                                          ________________   _______________    ________________

Other income (expense):
   Interest income........................................            71               155               750
   Interest expense and fee amortization..................        (1,204)           (3,114)          (22,222)
   Other..................................................          (136)             (221)             (154)
                                                          ________________   _______________    ________________
                                                                  (1,269)           (3,180)          (21,626)
                                                          ________________   _______________    ________________

Income (loss) before reorganization items, income taxes
   and extraordinary gain on extinguishment of debt.......         2,183              (847)          (22,417)
Reorganization items......................................           ---            13,328               ---
                                                          ________________   _______________    ________________
Income (loss) before income taxes and extraordinary
   gain on extinguishment of debt.........................         2,183            12,481           (22,417)
Provision for income taxes................................         1,280               450               966
                                                          ________________   _______________    ________________
Income (loss) before extraordinary gain on
   extinguishment of debt.................................           903            12,031           (23,383)
Extraordinary gain on extinguishment of debt, net of
   taxes..................................................           ---           265,329               ---
                                                          ________________   _______________    ________________
Net income (loss)......................................... $         903     $     277,360      $    (23,383)
                                                          ================   ===============    ================

Basic and diluted per share data:
   Basic and diluted net income........................... $        0.22
                                                          ================

Shares used in computing basic and diluted net income
   per share..............................................         4,034
                                                          ================

        See the Notes to the Condensed Consolidated Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Reorganized
                                                               Company             Predecessor Company
                                                           _______________   ____________________________________
(in thousands)                                              Three months        Three months         Six months
                                                                ended               ended               ended
                                                           March 31, 2002     December 31, 2001    March 31, 2001
                                                           _______________   __________________    ______________
Cash flows from operating activities:
   Net income (loss)...................................... $         903     $     277,360         $ (23,383)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
     Extraordinary gain on extinguishment of debt.........           ---          (265,329)              ---
     Adjustments of assets and liabilities to fair value..           ---           (16,916)              ---
     Write off of deferred debt issuance costs and
        unamortized premiums and discounts................           ---             2,216               ---
     Depreciation and amortization........................         4,635             7,194            15,953
     Non-cash settlement of facility lease contract.......           ---               349               ---
     Amortization of debt fees, premiums, and discounts...           172                92               702
      Change in assets and liabilities:
       Accounts and other receivables.....................           926             3,092             6,117
       Inventories........................................          (514)              739             1,657
       Prepaid expenses and other assets..................           713               332              (679)
       Accounts payable, accrued expenses and other
         liabilities......................................        (1,706)           (3,733)             (153)
       Accrued interest...................................           250              (387)           16,629
                                                           _______________   __________________    ______________
        Net cash provided by operating activities.........         5,379             5,009            16,843
                                                           _______________   __________________    ______________

Cash used in investing activities:
   Purchases of property and equipment....................        (1,110)           (1,075)           (2,880)
                                                           _______________   __________________    ______________


Cash flows from financing activities:
   Proceeds from liquidation of currency swap contracts...           ---               ---               763
   Principal payments on revolving line of credit.........       (11,700)           (2,000)             (475)
                                                           _______________   __________________    ______________
        Net cash (used in) provided by financing
           activities.....................................       (11,700)           (2,000)              288
                                                           _______________   __________________    ______________
Effect of exchange rate changes on cash and cash
   equivalents............................................           (84)              637              (134)
                                                           _______________   __________________    ______________
Increase (decrease) in cash and cash equivalents..........        (7,515)            2,571            14,117
Cash and cash equivalents at beginning of period..........        26,879            24,308            13,988
                                                           _______________   __________________    ______________
Cash and cash equivalents at end of period................ $      19,364     $      26,879         $  28,105
                                                           ===============   ==================    ==============

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest.................................. $           555   $       1,434         $   3,957
                                                           ===============   ==================    ==============
  Cash paid for income taxes.............................. $           667   $         459         $     781
                                                           ===============   ==================    ==============

        See the Notes to the Condensed Consolidated Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Company Reorganization

        Financial Restructuring and Reorganization

On October 19, 2001, Anacomp ("We", "Our", "the Company") filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged plan of reorganization (the "Plan"), with the U.S. Bankruptcy Court for the Southern District of California. The Plan was confirmed by the U.S. Bankruptcy Court on December 10, 2001, and Anacomp emerged from bankruptcy effective December 31, 2001.

The primary benefits of our bankruptcy were the elimination of $310 million of debt and related annual interest expense of approximately $34 million. Additionally, our credit facility was amended such that we cured previous events of default and we continue to have the ability to borrow under the credit facility. Borrowings under the facility are subject to revised terms and restrictions, and we are required to make mandatory quarterly payments that reduce the borrowing base of the credit facility (see Note 4).

Under the Plan, our publicly traded 10-7/8% senior subordinated notes, related accrued interest and existing Anacomp common stock (14,566,198 shares) were canceled, and new common stock was issued. New class A Common Stock was distributed to the holders of the notes, as well as reserved for issuance as incentive compensation to Anacomp personnel. New class B Common Stock was issued and distributed to holders of previously existing Anacomp common stock.

Pursuant to the reorganization, we are authorized to issue 40,000,000 shares of class A Common Stock, 787,711 shares of class B Common Stock and 1,000,000 shares of preferred stock. Terms and conditions of the class A and class B Common Stock are identical, including voting rights, dividends, when and if declared, and liquidation rights, subject to any preference of preferred stock as may be issued in the future. Class B Common Stock is also subject to potential further dilution if additional shares of class B Common Stock are required to be issued in satisfaction of claims pursuant to the reorganization. Preferred stock is authorized to be issued in one or more series with terms to be established at the time of issuance by Anacomp's Board of Directors.

In exchange for the notes totaling $310 million and related accrued interest totaling $52.3 million, holders of the notes received 4,030,000 shares of new class A Common Stock.

For each share of common stock outstanding immediately prior to the emergence from bankruptcy, common shareholders received .0002769 shares of new class B Common Stock. As a result, 4,034 shares of new class B Common Stock were issued. In addition, for each share of new class B Common Stock issued, these shareholders received 194.12 warrants. Each warrant is exercisable for a period of five years for the purchase of one share of the new class B Common Stock at an exercise price of $61.54 per share. As a result, 783,077 warrants to purchase class B Common Stock were issued.

Holders of class A Common Stock own 99.9% of Anacomp's equity and those holding class B Common Stock own 0.1%.

Also, as a result of the Chapter 11 reorganization, the following occurred:

o       all unexercised options were canceled;
o       prior stock option plans were terminated;
o       executory contracts were assumed or rejected;
o trade creditors were paid in the ordinary course of business and were not impaired;
o members of a new Board of Directors were designated by the holders of the subordinated notes;
o 403,403 shares of new class A common stock were authorized for use in the establishment of new stock option plans; and
o       the senior secured revolving credit facility was amended (see Note 4).

Under bankruptcy law, an executory contract is an agreement between a debtor and third party under which, as of the date of a debtor's Chapter 11 petition, material performance on the agreement remains due from both the debtor and non-debtor party, such that the failure of either side to perform its obligations under the agreement would excuse the other party from further performance. The Bankruptcy Code permits a Chapter 11 debtor to assume (i.e. agree to continue to be bound both during the Chapter 11 case and following emergence) or reject (breach and no longer be bound during the Chapter 11 case or thereafter) any executory contract. We assumed all of our executory contracts under our confirmed plan of reorganization except one, which is a nonresidential lease of real property.

We are in the process of clearing all claims that were filed in conjunction with the Chapter 11 proceedings. Each claim has been individually analyzed. The majority of the claims were paid prior to or subsequent to our bankruptcy filing. The remainder relate to executory contracts assumed under the Plan, represent duplicate claims, claim amounts that differ from our records or claims that were filed late or are unsubstantiated. As a result, we do not anticipate any material unrecorded claims.


        Business Unit Structuring

In May 2001, we announced our intention to sell all or parts of our European document-management business, Document Solutions International (DSI). Approximately $3.9 million was spent for restructuring, consulting and severance expenses in fiscal year 2001 in preparation for a potential sale of DSI. Revenues from DSI were $40.3 million, $11 million and $11 million, or 13%, 16% and 16% of total Anacomp revenues in fiscal year 2001, in the three month period ended December 31, 2001 and in the three month period ended March 31, 2002, respectively.

We continue to exercise our reasonable best efforts to complete a sale of all or portions of DSI. Any such eventual sale is subject to approval by Fleet National Bank, as agent, and its syndicate of lenders (collectively, "the Bank Group") and we will be required to remit proceeds from the sale of DSI to pay down our senior credit facility (see Note 4). The execution, timing, likelihood and amount of net proceeds of any such potential sale are uncertain and we are continuing the operations of DSI in its normal course of business. Accordingly, it is not possible to predict with accuracy the potential impact that a sale transaction of DSI would have on future results; however, management expects that such a sale would generate funds that would be used to pay down the outstanding credit facility balance.Our International Technical Services business is not affected by this potential transaction.

Note 2.  Basis of Presentation

At December 31, 2001, as a result of our emergence from bankruptcy, we adopted Fresh Start Reporting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code". Fresh Start Reporting resulted in material changes to the Condensed Consolidated Balance Sheet as of December 31, 2001, including adjustment of assets and liabilities to estimated fair values, the valuation of equity based on the reorganization value of the ongoing business, and the recording of an asset for reorganization value in excess of the fair value of the separately identifiable assets and liabilities (similar to goodwill).

The accompanying financial statements include historical information from prior to December 31, 2001, the effective date we emerged from bankruptcy, and are identified as financial statements of the Predecessor Company. The Condensed Consolidated Balance Sheet and Statement of Operations as of and for the three month period ended March 31, 2002, represent the Reorganized Company after adopting Fresh Start Reporting. Due to our reorganization and the implementation of Fresh Start Reporting (see Note 3), the financial statements for the Reorganized Company are not comparable to those of the Predecessor Company.

The accompanying condensed consolidated financial statements include the accounts of Anacomp and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements, except for the balance sheet as of September 30, 2001, have not been audited but, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2001, included in our fiscal 2001 Annual Report on Form 10-K (the financial statements contained in such report represent those of the Predecessor Company and are not comparable to the Reorganized Company). Interim operating results are not necessarily indicative of operating results for the full year or for any other period.

Preparation of the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. Estimates have been prepared on the basis of the most current available information and actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 3. Fresh Start Reporting

Our enterprise value of $150 million before consideration of debt after reorganization at December 31, 2001 was determined based on the consideration of many factors and various valuation methods, including:

o       discounted cash flows analysis;
o       selected publicly-traded company market multiples;
o       selected acquisition transaction multiples; and
o applicable ratios and valuation techniques believed by management to be representative of our business and industry.

The cash flows valuation utilized five-year projections assuming a weighted average cost of capital rate of approximately 13.5%. A terminal value was determined using a multiple of our estimated fifth year earnings before interest, other income, reorganization items, asset impairment and restructuring charges, taxes, depreciation and amortization, and extraordinary items (referred to as "EBITDA"), together with the net present value of the five-year projected cash flows. The excess of the reorganization value over the fair value of identifiable net assets of $73.8 million is reported as "Reorganization value in excess of identifiable net assets" and will not be subject to future amortization (similar to goodwill) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" as issued by the Financial Accounting Standards Board ("FASB").

For enterprise valuation purposes, we estimated our revenues and cash flows through fiscal year 2006. We projected continued declines in Computer Output to Microfiche ("COM") and COM related revenues at a rate of approximately 20% annually and growth in digital and multi-vendor services and product offerings. Our projections also included the following:

o       the elimination of our  subordinated  notes and related interest;
o we will continue to reduce costs through consolidation of facilities and adjustments to our labor force to maintain COM gross margin levels;
o the completion of our bankruptcy and related legal and professional costs; and
o       our recent cost reduction  activities and restructurings.

In developing the assumptions underlying the cash flow projections, management considered such factors as historical results as well as its best estimates of expected future market conditions based on information currently available. Actual future events and results could differ substantially from management's current estimates, assumptions and projections including, but not limited to, the matters discussed above. Unfavorable changes compared to our projections used for Fresh Start reporting purposes could result in future impairments of our Reorganization Asset and identifiable intangible assets.


As a result of Fresh Start Reporting, identifiable intangible assets were valued and consist of the following to be amortized over the useful lives indicated:


(dollars in thousands; unaudited)                          Life in Years   March 31, 2002
__________________________________________________________ _____________   ______________
Customer contracts and related customer relationships.....      10         $      7,600
Digital technology and intellectual property..............       3                3,100
COM technology and intellectual property..................      10                1,300
COM production software...................................       5                  300
                                                                           ______________
Total.....................................................                       12,300

Less: accumulated amortization............................                         (496)
                                                                           ______________
                                                                           $     11,804
                                                                           ==============

Based on the intangible asset values noted above, related amortization expense will be approximately $2 million annually for the next three years.

The reorganization and the adoption of Fresh Start Reporting resulted in the following adjustments to our unaudited Condensed Consolidated Balance Sheet as of December 31, 2001:

                              Predecessor     Reorganization and Fresh         Reorganized
                                Company           Start Adjustments              Company
                                              ____________________________
                             December 31,                                       December 31,
(in thousands; unaudited)        2001            Debit           Credit            2001
___________________________  _____________    ____________    ____________    _______________
Assets
Total current assets........ $     78,261     $      ---      $       ---     $      78,261
Property and equipment, net.       30,565          2,483  (a)         ---           33,048
Reorganization value in
  excess of identifiable
  assets....................          ---         73,792  (c)         ---           73,792
Goodwill....................       83,644            ---           83,644  (b)         ---
Intangible assets...........          ---         12,300  (d)         ---           12,300
Other assets................        8,179            ---            3,142  (e)       5,037
                             _____________    ____________    ____________    _______________
                             $    200,649     $   88,575      $    86,786     $    202,438
                             =============    ============    ============    ===============

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Current portion of
    senior secured
    revolving credit
    facility................ $     53,075     $   43,825  (f) $       ---     $      9,250
  10-7/8% senior
    subordinated notes
    payable.................      310,926        310,926  (g)         ---              ---
  Accounts payable..........       11,051            ---              ---           11,051
  Accrued compensation,
    benefits and
    withholdings............       16,275            ---              ---           16,275
  Accrued income taxes......        4,220          3,027  (h)         ---            1,193
  Accrued interest..........       52,267         52,254  (i)         ---               13
  Other accrued liabilities        22,642          1,075  (j)         ---           21,567
                             _____________    ____________    ____________    _______________
Total current liabilities...      470,456        411,107              ---           59,349
Long-term liabilities:
  Long-term portion of
  senior secured revolving
  credit facility...........          ---            ---           43,825  (f)      43,825
  Other long-term
  liabilities...............       10,222          7,883  (k)         ---            2,339
                             _____________    ____________    ____________    _______________
Total long-term liabilities.       10,222          7,883           43,825           46,164
Stockholders' equity (deficit):
  Common stock..............          146            146  (l)          40  (m)          40
  Additional paid-in
capital.....................      111,324        111,324  (l)       96,885 (m)      96,885
  Accumulated other
    comprehensive loss......       (4,273)           ---            4,273  (l          ---
  Accumulated deficit.......     (387,226)           ---          387,226  (l)         ---
                             _____________    ____________    ____________    _______________
Total stockholders' equity
(deficit)...................     (280,029)       111,470          488,424           96,925
                             _____________    ____________    ____________    _______________
                             $    200,649     $  530,460      $   532,249     $    202,438
                             =============    ============    ============    ===============

Explanations of the above adjustment columns are as follows:

a)      To adjust property and equipment to estimated fair value.
b) To reflect write off of excess of purchase price over net assets of businesses acquired.
c) To establish the reorganization value in excess of identifiable assets. The amounts are calculated below:

          (in thousands; unaudited)                               Amount
          ________________________________________________    ____________
          Senior secured revolving credit facility........    $     53,075
          New equity......................................          96,925
                                                              ____________
          Enterprise value................................         150,000
          Plus: fair value of identifiable liabilities....          52,438
          Less: fair value of identifiable assets.........        (128,646)
                                                              _____________
              Reorganization value in excess of
                identifiable assets                           $     73,792
                                                              =============

d) To establish separately identifiable intangible assets at estimated fair value.
e) To write off deferred costs on senior subordinated debt canceled in bankruptcy.
f) To reclassify portion of revolving credit facility from current to long-term, consistent with principal repayment terms of the amended facility agreement.
g) To write off the senior subordinated notes canceled in bankruptcy and related unamortized premium and discount.
h)      To adjust accrued income taxes to amounts currently payable.
i)      To write off accrued interest related to the senior subordinated notes.
j)      To adjust other accrued liabilities to estimated fair values.
k)      To adjust other long-term liabilities to estimated fair values.
l)      To eliminate stockholders' deficit of the Predecessor Company.
m) To reflect issuance of 4,030,000 shares of new class A Common Stock and 4,034 share of new class B Common Stock at estimated fair value.

The extraordinary gain on extinguishment of debt, net of taxes, for the period ended December 31, 2001, is calculated as follows:

            (in thousands; unaudited)                             Amount
            _______________________________________________   _______________
            Carrying value of senior subordinated notes....   $    310,000
            Carrying value of related accrued interest.....         52,254
            Issuance of new common stock...................        (96,925)
                                                              _______________
                Extraordinary gain on extinguishment of debt  $      265,329
                                                              ===============


The holders of the senior subordinated notes received 99.9% of the new equity of the Reorganized Company; therefore, the net equity of the Reorganized Company was used as the basis for consideration exchanged in determining the extraordinary gain on extinguishment of debt. There is no tax effect on the extinguishment of debt due to our utilization of net operating loss carryforwards (see Note 6).

In accordance with Statement of Position 90-7, transactions of the Predecessor Company resulting from the Chapter 11 reorganization are reported separately as reorganization items in the accompanying Condensed Consolidated Statement of Operations for the period ended December 31, 2001, and are summarized below:

                                                               Three Months
                                                                  Ended
                                                               December 31,
            (in thousands; unaudited)                              2001
            ________________________________________________  ______________
            Adjustment of assets and liabilities to fair
            value...........................................  $     16,916
            Write off of deferred debt issuance costs and
                unamortized premiums and discounts..........        (2,216)
            Professional fees and other reorganization costs        (1,023)
            Settlement of facility lease contract...........          (349)
                                                              ______________
                Reorganization items                          $     13,328
                                                              ==============

Note 4.  Senior Secured Revolving Credit Facility

On August 24, 2001, Anacomp and Fleet National Bank, as agent, and its syndicate of lenders (collectively, "the Bank Group") executed a Summary of Terms and Conditions regarding amendments to the senior secured revolving credit facility. The amended facility, which became effective December 31, 2001, included a $58.9 million limit, with a $53.1 million sublimit for direct borrowing and a $5.8 million letter of credit sublimit. In accordance with the new agreement, the $53.1 million direct borrowing sublimit was reduced to $51.1 million on March 31, 2002 as a result of a $2 million scheduled principal repayment. The credit limit will be subject to further reductions as the periodic scheduled principal repayments become due. The facility is available for new borrowings up to a Formula Borrowing Base ("FBB") when direct borrowings are reduced below the FBB. The FBB equals 80% of eligible accounts, which include U.S. and Canadian accounts receivable.

At March 31, 2002, our outstanding balance was $41.4 million (plus outstanding letters of credit of $5.8 million), the FBB was $17.5 million, and the excess of borrowings over the FBB was $23.9 million. During the quarter ended March 31, 2002, we made cash payments totaling $11.7 million, which is $9.7 million greater than our scheduled paydowns, resulting in $9.7 million of borrowing capacity until the scheduled June 30, 2002 direct borrowing limit reduction of $2 million.

The maturity date of the amended facility is June 30, 2003, with an extension to December 31, 2003 if a sale of DSI occurs and results in $4 million net proceeds, or if Anacomp elects to increase the interest rate by 1% during the extension period. Upon closing a sale of DSI, Anacomp would be required to make a payment to the Bank Group to permanently reduce the credit facility. The payment would be the greater of $4 million or 85% of the net sale proceeds as defined. Under the amended facility, the direct borrowings limit will be permanently reduced by future required principal repayments as follows:

o $2 million on June 30, 2002;
o $3 million on September  30, 2002;
o $2.25  million on December 31, 2002 and March 31, 2003; and
o $2.5 million on June 30, 2003 and September 30, 2003.

If we were to only remit payments in total equal to the scheduled principal repayments through maturity at June 30, 2003, unpaid principal would be $39.1 million. Our credit facility expires on June 30, 2003, although we have options to extend the maturity to December 31, 2003. In 2003, we will be required to either repay any remaining principal or refinance the credit facility. We believe we will be able to refinance the facility at that time, although there can be no assurances that such financing will be available on terms acceptable to the Company, if at all.

The amended facility bears interest at a base rate equal to the higher of a) the annual rate of interest announced from time to time by Fleet National Bank as its best rate, or b) one-half of one percent above the Federal Funds Effective Rate, for the portion of the facility equal to the FBB. The rate of interest is three percentage points higher than the prime rate for the facility balance outstanding in excess of the FBB. Interest is due and payable monthly in arrears. The interest rate was 4.75% for the FBB portion and 7.75% for the excess portion at March 31, 2002.

The credit facility is secured by virtually all Anacomp assets and 65% of the capital stock of our foreign subsidiaries. The facility contains covenants relating to limitations on the following:

o       capital expenditures;
o       additional debt;
o       open market purchases of Anacomp common stock;
o       mergers and acquisitions; and
o       liens and dividends.

There are also minimum EBITDA, interest coverage and leverage ratio covenants. In addition, we are required to remit to the Bank Group the net proceeds of any capital asset sale.

In connection with the facility amendment, we paid a fee of $0.8 million that has been capitalized, is included in "Other assets" in the accompanying
Condensed Consolidated Balance Sheet at March 31, 2002, and will be amortized over the remaining term of the facility.

From April 1, 2002 to May 13, 2002 we made $4.7 million of additional non-scheduled cash payments to reduce the outstanding facility balance to $36.7 million and letters of credit totaling $5.8 million. As of May 13, 2002 we have $14.4 million of borrowing capacity until the scheduled June 30, 2002 direct borrowing limit reduction of $2 million.

Note 5.  Senior Subordinated Notes

The Predecessor Company had outstanding $310 million of publicly traded 10-7/8% senior subordinated notes and related accrued interest of $52.3 million at October 19, 2001. As detailed in Note 1, the notes and related accrued interest were extinguished in the reorganization. The accompanying Condensed Consolidated Statement of Operations for the period ended December 31, 2001 includes approximately $1.7 million of interest expense on the notes through October 19, 2001, the date Anacomp filed for bankruptcy. Had interest on the senior subordinated notes continued to accrue beyond the October 19, 2001 bankruptcy filing date, we would have recognized an additional $6.9 million in interest expense through December 31, 2001.

Note 6. Income Taxes

Our provision for income taxes for the three-month periods ended March 31, 2002 and 2001 consists of the following:

                                                 Reorganized      Predecessor
                                                   Company          Company
      (in thousands)                                2002              2001
      _________________________________________  _____________    _____________
      Federal..................................  $         788    $         ---
      State....................................            112                5
      Foreign..................................            380              574
                                                 _____________    _____________
                                                 $       1,280    $         579
                                                 =============    =============

Due to our reorganization, we have Cancellation of Debt ("COD") income estimated to be $265.3 million. As a result, we will be required to reduce, for federal income tax purposes, certain tax attributes, including net operating loss carryforwards and property basis by the amount of the COD. These actual adjustments will be determined at the end of our fiscal year ending September 30, 2002. A deferred tax liability has been recorded for COD, book intangible assets and certain temporary differences. A deferred tax asset has been recorded for tax goodwill in excess of book reorganization asset, certain temporary differences, net operating losses and other tax basis carryforwards. We have recorded a valuation allowance in the amount of $19 million in order to fully offset the net deferred tax asset. At March 31, 2002, our most significant deferred tax assets and liabilities relate to temporary differences for COD and net operating losses. These timing differences are expected to be realized, offset and reversed with no impact on the net value of the deferred tax asset at September 30, 2002.

Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized in future years. Management periodically reviews the need for valuation allowances based upon our results of operations.

Note 7. Restructuring Activities

In fiscal 1998, we recorded restructuring charges of $8.5 million and reserves of $15.2 million related to the First Image acquisition. The remaining liabilities of $0.1 million at March 31, 2002 are related to facility costs that will be paid by the end of June 2002.

In the second and third quarters of 2000, Anacomp effected a reorganization of its workforce in the United States and Europe along its lines of business, reorganized parts of its corporate staff and phased out its manufacturing operations. The reorganization of the workforce and corporate staff consisted of management reassessing job responsibilities and personnel requirements in each of its continuing business units and corporate staff. The assessment resulted in substantial permanent personnel reductions and involuntary terminations throughout the organization, primarily in its European operations and its corporate and manufacturing staff. We recorded restructuring charges of $14.6 million related to these actions. Employee severance and termination-related costs were for approximately 300 employees, all of whom have left the company; we have paid all related severance. Other fees relate to professional fees associated with negotiations to terminate facility leases and other costs associated with implementation of the business unit structure and the reorganization of the business units into separate entities. We have also paid these fees. In the first quarter of fiscal year 2002, we vacated our Japanese facility, terminated substantially all related personnel and undertook other procedures to wind down our Japanese subsidiary. As a result, we reversed approximately $1 million of fiscal 2000 business restructuring reserves due to favorable circumstances related to the shutdown. Our closure costs to vacate the facility in Japan, costs to fulfill our contract obligations and severance and related professional costs up to that time were less than anticipated at the time the accrual was recorded. As of March 31, 2002, the remaining liability related to international facility costs is expected to be paid by the end of December 2003, and remaining contractural obligation costs of the Japanese subsidiary are expected to be paid by the end of June 2002.

The restructuring reserves are included as a component of "Other accrued liabilities" in the accompanying Condensed Consolidated Balance Sheets.

The following tables present the activity and balances of the restructuring reserves from September 30, 2001 to March 31, 2002 (in thousands):

     Fiscal Year 2000 Restructuring
__________________________________________________________________________________________
Reorganized Company     December 31, 2001  Adjustments   Cash Payments    March 31, 2002
_____________________   _________________  ____________  ______________  _________________
Employee Separations    $          ---     $      ---    $       ---     $         ---
Facility Closing                   120            ---            (13)              107
Contract Obligations               170            ---             (9)              161
Professional and Other             ---            ---            ---               ---
                        _________________  ____________  ______________  _________________
                        $          290     $      ---    $       (22)    $         268
                        =================  ============  ==============  =================


                          September 30,                                    December 31,
Predecessor Company           2001         Adjustments   Cash Payments         2001
_____________________   _________________  ____________  ______________  _________________
Employee Separations    $          269     $     (214)   $       (55)    $         ---
Facility Closing                   281           (149)           (12)              120
Contract Obligations               511           (307)           (34)              170
Professional and Other             313           (313)           ---               ---
                        _________________  ____________  ______________  _________________
                        $        1,374     $     (983)   $      (101)    $         290
                        =================  ============  ==============  =================



     Fiscal Year 1998 Restructuring
__________________________________________________________________________________________
Reorganized Company     December 31, 2001  Adjustments   Cash Payments    March 31, 2002
_____________________   _________________  ____________  ______________  _________________
Facility Closing        $          160     $      ---    $       (75)    $          85
Other                              ---            ---            ---               ---
                        _________________  ____________  ______________  _________________
                        $          160     $      ---    $       (75)    $          85
                        =================  ============  ==============  =================


                          September 30,                                    December 31,
Predecessor Company           2001         Adjustments   Cash Payments         2001
_____________________   _________________  ____________  ______________  _________________
Facility Closing        $          276     $      (39)   $       (77)    $         160
Other                               10            (10)           ---               ---
                        _________________  ____________  ______________  _________________
                        $          286     $      (49)   $       (77)    $         160
                        =================  ============  ==============  =================


Note 8.  Inventories

Inventories consist of the following:

                                                          March 31,
                                                            2002          September 30,
                                                        (Reorganized          2001
                                                          Company)        (Predecessor
(in thousands)                                           (Unaudited)        Company)
__________________________________________________    _______________   ________________
  Finished goods, including purchased film........    $      3,087      $      3,249
  Consumable spare parts and supplies.............           1,625             1,688
                                                      _______________   ________________
                                                      $        4,712    $      4,937
                                                      ===============   ================

Note 9.  Income Per Share

Basic income per share is computed based upon the weighted average number of shares of Anacomp's common stock outstanding during the period. For the three months ended March 31, 2002, potentially dilutive securities include 783,077 outstanding warrants to purchase Class B Common Stock which were issued as part of the reorganization. For the three months ended March 31, 2002, these warrants were excluded from diluted income per share as they were anti-dilutive using the treasury stock method. Basic and diluted net loss for periods prior to the three months ended March 31, 2002 have not been presented as they are not comparable to subsequent periods due to the implementation of Fresh Start Reporting (see
Note 3).

Note 10.  Recent Accounting Pronouncements

Pursuant to Statement of Position 90-7, Anacomp has implemented the provisions of accounting principles required to be adopted within twelve months of the adoption of Fresh Start Reporting as of December 31, 2001, including the following standards:

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the accounting for acquisitions of businesses, eliminates pooling of interests accounting, and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic impairment evaluations of goodwill balances. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. Effective December 31, 2001, Anacomp's "Reorganization value in excess of identifiable net assets" is not an amortizing asset and will be subject to formal annual impairment testing at a minimum.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and which supercedes SFAS No. 121. SFAS No. 144 also reduces the threshold for discontinued operations reporting to a component of an entity rather than a segment of a business as required under Accounting Principles Bulletin No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The adoption of SFAS No. 144 on December 31, 2001 did not have a material impact on our financial position or results of operations.

Note 11.  Operating Segments

Anacomp's business is focused in the document management industry. We currently manage our business through two operating units:

o Document Solutions, which provides document-management outsource services as follows;

        o       COM - Computer Output to Microfiche services
        o Digital - primarily includes Web Presentment services, CD document services and integrated system solutions,

o Technical Services, provides equipment maintenance services for Anacomp as well as third-party manufactured products, and provides Computer Output to Microfiche systems and micrographic supplies;
        o COM - sales of systems and micrographic supplies and professional services for Anacomp manufactured systems, and
        o Digital/renewal - includes maintenance and professional services for third party manufactured products (multi-vendor service -
                MVS).

Effective October 1, 2001, we completed the integration of our former docHarborSM business unit into the Document Solutions group. Results for docHarborSM previously reported separately have been combined with Document Solutions.

Management evaluates operating unit performance based upon EBITDA (earnings before interest, other income, reorganization items, asset impairment and restructuring charges, taxes, depreciation and amortization, and extraordinary items). Information about our operations by operating segment is as follows:

For the three month periods ended March 31:

                            Document        Technical        Central
 (in thousands)             Solutions        Services        Services     Consolidated
________________________  ____________   _______________  ______________  _____________
 2002 (Reorganized
       Company)
 Digital/renewal revenue  $    18,735    $      6,458     $      ---      $    25,193
 COM revenue                   24,742          17,708            ---           42,450
 Intersegment revenue             ---           1,817         (1,817)             ---
                          ____________   _______________  ______________  _____________
 Total revenue                 43,477          25,983         (1,817)          67,643
 EBITDA                         8,045           3,826         (3,784)           8,087


 2001 (Predecessor
       Company)
 Digital/renewal revenue  $    16,572     $     5,519     $      ---      $    22,091
 COM revenue                   32,199          25,912            ---           58,111
 Intersegment revenue             ---           2,673         (2,673)             ---
                          ____________   _______________  ______________  _____________
 Total revenue                 48,771          34,104         (2,673)          80,202
 EBITDA                         7,699           8,086        (11,869)           3,916

The following is a reconciliation of consolidated EBITDA to income (loss) before income taxes and extraordinary gain on extinguishment of debt:

                                                 Reorganized      Predecessor
                                                   Company          Company
      For the three months ended March 31,          2002              2001
      _________________________________________  _____________    ______________

      EBITDA...................................  $       8,087    $       3,916
      Depreciation and amortization............         (4,635)          (7,930)
      Other income and expense, net............         (1,269)         (11,115)
      Other....................................            ---                1
                                                 _____________    ______________
      Income (loss) before income taxes and
       extraordinary gain on extinguishment of
       debt....................................  $       2,183    $     (15,128)
                                                 =============    ==============

For the six month periods ended as noted:

                                 Document        Technical       Central
 (in thousands)                 Solutions        Services        Services     Consolidated
__________________________     _____________   _____________   ___________   ______________
2002 (3 months ended March 31, 2002 - Reorganized Company)
 Digital/renewal revenue       $  18,735       $   6,458       $     ---     $   25,193
 COM revenue                      24,742          17,708             ---         42,450
 Intersegment revenue                ---           1,817          (1,817)           ---
                               _____________   _____________   ___________   ______________
 Total revenue                    43,477          25,983          (1,817)        67,643
 EBITDA                            8,045           3,826          (3,784)         8,087


2002 (3 months ended December 31, 2001 - Predecessor Company)
 Digital/renewal revenue       $  17,736       $   6,552       $     ---     $   24,288
 COM revenue                      25,441          18,295             ---         43,736
 Intersegment revenue                ---           2,554          (2,554)           ---
                               _____________   _____________   ___________   ______________
 Total revenue                    43,177          27,401          (2,554)        68,024
 EBITDA                            7,538           4,911          (3,954)         8,495


2001 (6 months ended March 31, 2001 - Predecessor Company)
 Digital/renewal revenue       $  32,999       $  10,606       $     ---     $   43,605
 COM revenue                      64,683          54,055             ---        118,738
 Intersegment revenue                ---           5,565          (5,565)           ---
                               _____________   _____________   ___________   ______________
 Total revenue                    97,682          70,226          (5,565)       162,343
 EBITDA                           15,261          18,027         (18,127)        15,161


The following is a reconciliation of consolidated EBITDA to income (loss) before income taxes and extraordinary gain on extinguishment of debt:


                                Reorganized
                                  Company              Predecessor Company
                                ____________      ______________________________
                                   Three          Three months     Six months
                                months ended          ended           ended
                                 March 31,        December 31,      March 31,
                                    2002              2001            2001
_______________________________ _____________     ______________  ______________
EBITDA......................... $      8,087      $      8,495    $     15,161
Depreciation and
  amortization.................       (4,635)           (7,194)        (15,953)
Other income and expense,
  net..........................       (1,269)           (3,180)        (21,626)
Reorganization items...........          ---            13,328             ---
Restructuring credits..........          ---             1,032             ---
Other..........................          ---               ---               1
                                _____________     ______________  ______________
Income  (loss)  before  income
 taxes and  extraordinary  gain
 on extinguishment of debt..... $      2,183      $     12,481    $    (22,417)
                                =============     ==============  ==============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", including those related to Anacomp's plans, liquidity needs and future operations, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Anacomp, or industry results, to differ materially from any future results, performance or achievements expressed or implied by forward-looking statements. Risks, uncertainties and other important factors include, among others:

o       general economic and business conditions;
o       industry trends;
o       industry capacity;
o       competition;
o       raw materials costs and availability;
o       currency fluctuations;
o       the loss of any significant customers or suppliers;
o       changes in business strategy or development plans;
o       successful development of new products;
o       availability, terms and deployment of capital;
o       ability to meet debt service obligations;
o       availability of qualified personnel;
o changes in, or the failure or inability to comply with, government regulations; and
o other factors referenced in this report and in other public filings including our Form 10-K for the year ended September 30, 2001.

The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan", "project" and similar expressions or statements regarding future periods are intended to identify forward-looking statements. All forward-looking statements are inherently uncertain as they involve substantial risks and uncertainties beyond Anacomp's control. We undertake no obligation to update or revise any forward-looking statements for events or circumstances after the date on which the statement is made. New factors emerge from time to time, and it is not possible for us to predict all possibilities. Further, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview and Recent Events

Events Leading Up to Our Bankruptcy in 2001

Our business and revenues have declined in recent years. Two primary factors led to the deterioration of our financial condition prior to our bankruptcy in 2001:
(a) an erosion of the core COM (Computer Output to Microfiche) business; and (b) heavy investment in the docHarbor business unit.

We have established ourselves as one of the world's leading providers of COM equipment. In fiscal year 1999, 83% of our total revenues were COM related and totaled $368.6 million; subsequently, in fiscal years 2000 and 2001, COM revenues declined to 71% and 69%, or $273 million and $211.2 million, respectively, of our total revenues. Organizations increasingly want instant, reliable access to information delivered via the Internet, intranet or extranets, for use with desktop browsers. This trend is leading many organizations to re-evaluate their document-management requirements, causing a shift away from microfiche and into digital technology.

In response to this shift in technology, Anacomp made a significant commitment to develop storage and retrieval solutions through acquisitions and heavy investments in research and development. Anacomp's engineering, research and development expenses totaled $11.7 million in fiscal year 2001, $10.1 million in fiscal year 2000 and $10 million in fiscal year 1999. In August of 1999, we purchased Litton Adesso Software, Inc. for $17 million and incurred approximately $1.6 million of additional costs to further develop acquired software as the technology platform for docHarbor, our Web-based product offering. This emerging operation reported a negative EBITDA of $25 million in fiscal 2000 and negative EBITDA of $9 million in fiscal 2001. Substantially all of the funds invested in the docHarbor business unit were obtained by borrowing against our Prepetition Credit Agreement (senior secured revolving credit facility).

The combined impact of the declining COM revenues and increased research and development related to docHarbor created a liquidity crisis for Anacomp resulting in default on our Prepetition Credit Agreement. Beginning October 1, 2000, we did not make semi-annual required $17 million interest payments to the holders of our $310 million outstanding notes (10 7/8% senior subordinated notes).

Our revenues, operating results, cash flows and liquidity were also negatively impacted by a number of other factors during 2001, including charges for the settlement of legal matters, professional and advisory costs related to the restructuring of our notes, and costs associated with preparations for a potential sale of our European document-management business, known as Document Solutions International ("DSI").

We reported a loss of $47.5 million and positive cash flows from operations totaling $18.5 million (including non-payment of accrued interest of approximately $34 million) during fiscal year 2001. At September 30, 2001, we had a working capital deficiency of $394.3 million (including $310 million in senior subordinated notes that were classified as current and $51 million in related accrued interest) and a stockholders' deficit amounting to $277.9 million.

Our 2001 Bankruptcy

On October 19, 2001, we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged plan of reorganization (the "Plan") in the United States Bankruptcy Court for the Southern District of California. The Plan was confirmed by the U.S. Bankruptcy Court on December 10, 2001, and the Company emerged from bankruptcy effective December 31, 2001.

The primary benefits of our bankruptcy were the elimination of $310 million of debt and related annual interest expense of approximately $34 million. Additionally, our credit facility was amended such that we cured previous events of default and we continue to have the ability to borrow under the credit facility. Borrowings under the facility are subject to revised terms and restrictions, and we are required to make mandatory quarterly payments that reduce the borrowing base of the credit facility.

Under the plan of reorganization, our publicly traded 10-7/8% senior subordinated notes, accrued interest related to the notes, and our existing common stock were canceled and exchanged for shares of our new common stock. New Class A Common Stock was distributed to the holders of the notes. New Class B Common Stock was distributed to holders of our existing common stock and is subject to additional dilution, as provided for in the plan of reorganization.

Also as a result of the confirmation of our plan of reorganization, the following occurred:

o all unexercised options were canceled and our prior stock option plans were terminated;
o       executory contracts were assumed or rejected;
o trade creditors were paid in the ordinary course of business and were not impaired;
o       a new slate of directors was appointed to the Board of Directors;
o a total of 403,403 shares of new Class A Common Stock were authorized for use in the establishment of new stock option plans; and
o       our senior secured revolving credit facility was amended.

Under bankruptcy law, an executory contract is an agreement between a debtor and third party under which, as of the date of a debtor's Chapter 11 petition, material performance on the agreement remains due from both the debtor and non-debtor party, such that the failure of either side to perform its obligations under the agreement would excuse the other party from further performance. The Bankruptcy Code permits a Chapter 11 debtor to assume (i.e. agree to continue to be bound both during the Chapter 11 case and following emergence) or reject (breach and no longer be bound during the Chapter 11 case or thereafter) any executory contract. We assumed all of our executory contracts under our confirmed plan of reorganization except one, a nonresidential lease of real property.

To facilitate a meaningful comparison of Anacomp's quarterly and year-to-date operating performance in fiscal years 2002 and 2001, the following discussion of results of operations on a consolidated basis is presented on a traditional comparative basis for all periods. However, the pro forma results of operations presented below for the six month period ended March 31, 2002 combines the three month period ended March 31, 2002 on a Reorganized Company basis with the three month period ended December 31, 2001 on a Predecessor Company basis. These periods and bases of accounting are not comparable and have been presented separately in the accompanying Condensed Consolidated Statements of Operations.

                                                 Three Months Ended              Six Months Ended
CONSOLIDATED RESULTS OF OPERATIONS                    March 31,                      March 31,
                                              _________________________      ________________________
                                                 2002           2001             2002        2001
                                             (Reorganized    (Predecessor    (Pro Forma  (Predecessor
(in thousands, unaudited)                      Company)        Company)        Basis)      Company)
                                              _____________  __________      __________   ___________
Revenues:
   Services.................................  $      54,360  $   61,781      $ 109,458    $ 122,396
   Equipment and supply sales...............         13,283      18,421         26,209       39,947
                                              _____________  __________      __________   ___________
                                                     67,643      80,202        135,667      162,343
                                              _____________  __________      __________   ___________
Cost of revenues:
   Services.................................         35,685      39,811         72,315       79,016
   Equipment and supply sales...............          9,545      13,616         19,419       28,371
                                              _____________  __________      __________   ___________
                                                     45,230      53,427         91,734      107,387
                                              _____________  __________      __________   ___________

Gross profit................................         22,413      26,775         43,933       54,956
Costs and expenses:
   Engineering, research and development....          1,770       1,810          3,450        3,547
   Selling, general and administrative......         16,695      25,752         32,338       46,294
   Amortization of intangible assets........            496       3,226          3,392        5,906
   Restructuring credits....................            ---         ---         (1,032)         ---
                                              _____________  __________      __________   ___________

Operating income (loss).....................          3,452      (4,013)         5,785         (791)
                                              _____________  __________      __________   ___________
Other income (expense):
   Interest income..........................             71         394            226          750
   Interest expense and fee amortization....         (1,204)    (11,101)        (4,318)     (22,222)
   Other....................................           (136)       (408)          (357)        (154)
                                              _____________  __________      __________   ___________
                                                     (1,269)    (11,115)        (4,449)     (21,626)
                                              _____________  __________      __________   ___________
Income (loss) before reorganization items,
   income taxes and extraordinary gain on
   extinguishment of debt...................          2,183     (15,128)         1,336      (22,417)
Reorganization items........................            ---         ---         13,328          ---
                                              _____________  __________      __________   ___________
Income (loss) before income taxes and
   extraordinary gain on extinguishment of
   debt.....................................          2,183     (15,128)        14,664      (22,417)
Provision for income taxes..................          1,280         579          1,730          966
                                              _____________  __________      __________   ___________
Income (loss) before extraordinary gain on
   extinguishment of debt...................            903     (15,707)        12,934      (23,383)
Extraordinary gain on extinguishment of
   debt, net of taxes.......................            ---         ---        265,329          ---
                                              _____________  __________      __________   ___________
Net income (loss)...........................  $         903  $  (15,707)     $ 278,263    $ (23,383)
                                              =============  ==========      ==========   ===========


Our revenues, operating results, cash flows and liquidity in the first six months of fiscal 2002 continue to be negatively impacted by an overall decline in our COM business. For the six months ended March 31, 2002, we reported net income totaling $278.3 million. This was primarily due to reorganization items of $13.3 million and the cancellation of debt and resulting extraordinary gain of $265.3 million. Positive cash flows provided by operations were $10.4 million for the six months ended March 31, 2002. As of March 31, 2002, we had positive working capital of $21.1 million, and stockholders' equity of $97.7 million upon the application of Fresh Start Reporting requiring us to revalue our assets, liabilities and stockholders' equity at fair values.

Effective December 31, 2001, we amended our senior secured credit facility including these terms:

o a $58.9 million limit, with a $53.1 million sublimit for direct borrowing and a $5.8 million letter of credit sublimit;
o a limit on our borrowing ability based on a formula borrowing base ("FBB"), which provides that we may borrow new funds when direct borrowings are reduced below the FBB (the FBB is equal to 80% of eligible U.S. and Canadian accounts receivable);
o certain restrictions on our operations as well as scheduled principal repayments;
o an interest rate that is subject to reduction as the periodic scheduled principal repayments occur; and
o scheduled maturity of June 30, 2003 and may be extended to December 31, 2003 under certain conditions.

In May 2001, we announced our intention to sell all or parts of our European document-management business, Document Solutions International (referred to as DSI). Approximately $3.9 million was spent for restructuring, consulting and severance expenses in fiscal year 2001 in preparation for a potential sale of DSI. Revenues from DSI were $40.3 million, $11 million and $11 million, or 13%, 16% and 16% of total Anacomp revenues in fiscal year 2001, in the three month period ended December 31, 2001 and in the three month period ended March 31, 2002, respectively.

We continue to exercise our reasonable best efforts to complete a sale of all or portions of DSI. Any such eventual sale is subject to approval by the Bank Group and we will be required to remit proceeds from the sale of DSI to pay down our senior credit facility. The execution, timing, likelihood and amount of net proceeds of any such potential sale are uncertain and we are continuing the operations of DSI in its normal course of business. Accordingly, it is not possible to predict with accuracy the potential impact that a sale transaction of DSI would have on future results; however, management expects that such a sale would generate funds that would be used to pay down the outstanding credit facility balance. Our International Technical Services business is not affected by this potential transaction.

Three Months Ended March 31, 2002 vs. Three Months Ended March 31, 2001

     General. Anacomp reported net income of $0.9 million for the three months ended March 31, 2002, compared to a net loss of $15.7 million for the three months ended March 31, 2001. Net income in the current quarter reflects the benefit of completion of Anacomp's financial restructuring, including the cancellation of our senior subordinated notes along with related accrued interest. The prior period net loss includes interest expense of $11.1 million versus $1.2 million in the current quarter, $6.9 million in charges for the settlement of legal matters and professional and financial advisory costs related to the restructuring of our notes and amortization of intangible assets of $3.2 million versus $0.5 million in the current quarter.

     Revenues. Anacomp's revenues decreased 16% from $80.2 million for the three months ended March 31, 2001, to $67.6 million for the three months ended March 31, 2002. The decrease was composed of a $15.7 million decline in COM-related revenues offset in part by a $3.1 million increase in digital and renewal revenues. We expect that COM revenues will continue to decline during the remainder of this fiscal year as well as in future years and that digital and renewal revenues will continue to grow.

Document Solutions COM-related revenues decreased 23% from the prior year period, from $32.2 million to $24.7 million. This decrease was primarily due to decreased volume in our COM service centers. Digital and renewal revenue increased $2.2 million, or 13%, over the prior year period.

Technical Services revenues deceased 23% from the prior year period, from $31.4 million to $24.2 million. Compared to the prior year period, systems and supplies revenue declined $5.7 million, or 34%, and COM related Professional Services declined $2.7 million, or 29%, as a result of the continued decline for and use of COM systems. This was partially offset by growth (increase of $0.9 million, or 16%) in our multi-vendor service (MVS) revenue (services provided for products manufactured by other companies) over the prior year period.

     Gross Margins. Anacomp's gross margin decreased from $26.8 million for the three months ended March 31, 2001, to $22.4 million for the three months ended March 31, 2002, but as a percentage of revenues remained steady at 33% for both periods.

Document Solutions gross margin, at 39% of revenues, increased from the 35% reported for the prior year period; in dollars the Document Solutions gross margin remained consistent at $17.1 million for both periods.

Technical Services gross margin decreased from 31% in the prior year to 22% of revenues for the quarter ended March 31, 2002, and in dollars decreased from $9.7 million to $5.4 million. The decrease in Technical Services gross margin from the prior year period was primarily the result of the current year decline in COM service-related revenues.

Relative to the anticipated declines in COM revenues, we intend to reduce costs primarily through consolidation of facilities and adjustments to our labor force to maintain gross margin levels.

     Engineering, Research and Development. Engineering, research and development expense remained essentially flat at $1.8 million for the three months ended March 31, 2002 and 2001. These costs represented 2.6% and 2.3% of total revenues for the three months ended March 31, 2002 and 2001, respectively. These expenses will not necessarily have a direct or immediate correlation to revenues. We continue to build and support our outsource service solutions base and corresponding internet and digital technologies.

     Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses decreased from $25.8 million for the three months ended March 31, 2001, to $16.7 million for the three months ended March 31, 2002. Current year expense reflects the benefit of reduced costs resulting from the fold-in of the former docHarbor business unit into Document Solutions. Prior year SG&A expenses included $6.9 million in charges for the settlement of legal matters as well as legal, professional and financial advisory costs related to our restructuring. We anticipate that we will continue to incur severance and facilities closure expenses as we attempt to manage the projected decline in COM revenues.

     Amortization of Intangible Assets. Amortization of intangible assets decreased from $3.2 million during the three months ended March 31, 2001 to $0.5 million in the current three-month period. Prior year amortization primarily represented amortization of goodwill, whereas the current period expense
represents   amortization  of  intangible  assets  related  to  our  technology, intellectual property, production software, and customer contracts and relationships that have been recorded as part of the reorganization and Fresh Start reporting process. The "Reorganization asset in excess of identifiable assets" of $73.8 million recorded in Fresh Start reporting is not an amortizing asset.

     Interest Expense. Interest expense decreased from $11.1 million for the three months ended March 31, 2001, to $1.2 million for the three months ended March 31, 2002. Prior year expense included three months of interest expense on our senior subordinated notes totaling $8.4 million. Current year interest expense is primarily due to the revolving credit facility.

     Provision for Income Taxes. The provision for income taxes of $1.3 million in the current three month period consists of $0.4 million related to earnings of foreign subsidiaries and $0.9 million related to domestic operations. The provision for income taxes of $0.6 million for the quarter ended March 31, 2001 related primarily to earnings of foreign subsidiaries. Our effective tax rate of 52% for the three-month period ended March 31, 2002 is primarily attributable to foreign entity tax losses not benefited.

Six Months Ended March 31, 2002 vs. Six Months Ended March 31, 2001

     General. Anacomp reported net income of $278.3 million for the six months ended March 31, 2002, compared to a net loss of $23.4 million for the six months ended March 31, 2001. The current period income is attributable to an extraordinary gain of $265.3 million resulting from the cancellation of our senior subordinated notes and related accrued interest and the benefit of $13.3 million in reorganization items recorded as part of the Fresh Start reporting process. Net loss for the six months ended March 31, 2001 includes a substantial interest expense component ($22.2 million versus $4.3 million in the current six month period) as well as $6.9 million in charges for the settlement of legal matters and legal, professional and financial advisory costs related to the restructuring of our subordinated notes and amortization of intangible assets of $5.9 million versus $3.4 million in the current period.

     Revenues. Anacomp's revenues decreased 16% from $162.3 million for the six months ended March 31, 2001, to $135.7 million for the six months ended March 31, 2002. The decrease was composed of a $32.6 million decline in COM-related revenues offset in part by a $5.9 million increase in digital and renewal revenues. Anacomp expects that COM revenues will continue to decline during the remainder of this fiscal year as well as in future years.

Document Solutions COM-related revenues decreased 22% from the prior year period, from $64.7 million to $50.2 million. This decrease was primarily due to decreased volume in our COM service centers. Digital and renewal revenue increased $3.5 million, or 11%, over the prior year period

Technical Services revenues deceased 24% from the prior year period, from $64.7 million to $49 million. Compared to the prior year period, systems and supplies revenue declined $13.8 million, or 38%, and COM related Professional Services declined $4.6 million, or 25%, as a result of the continued decline for and use of COM systems. This decline was partially offset by growth of $2.4 million, or 23%, in our multi-vendor service revenue over the prior year period.

     Gross Margins. Anacomp's gross margin decreased from $55 million (34% of revenues) for the six months ended March 31, 2001, to $44 million (32% of revenues) for the six months ended March 31, 2002.

Document Solutions gross margin, at 38% of revenues, increased from the 35% reported for the prior year period; in dollars the Document Solutions gross margin decreased from $34 million during the six month period ended March 31, 2001, to $32.5 million in the current period.

Technical Services gross margin decreased from 33% in the prior year to 23% of revenues for the six months ended March 31, 2002, and in dollars decreased from $21 million to $11.4 million. The decrease in Technical Services gross margin from the prior year period was the result of the current year decline in COM service-related revenues.

Relative to the anticipated declines in COM revenues, we intend to reduce costs primarily through consolidation of facilities and adjustments to our labor force to maintain gross margin levels.

     Engineering, Research and Development. Engineering, research and development expense remained essentially flat at $3.5 million for the six months ended March 31, 2002 and 2001. These costs represented 2.5% and 2.2% of total revenues for the six months ended March 31, 2002 and 2001, respectively. These expenses will not necessarily have a direct or immediate correlation to revenues. We continue to build and support our outsource service solutions base and corresponding internet and digital technologies.

     Selling, General and Administrative. SG&A expenses decreased from $46.3 million for the six months ended March 31, 2001, to $32.3 million for the six months ended March 31, 2002. Prior year SG&A expenses included $8.4 million in charges for the settlement of legal matters as well as legal, professional and financial advisory costs related to our restructuring. Similar costs in fiscal year 2002, subsequent to the October 19, 2001 bankruptcy filing, were reported separately as reorganization items and totaled $1 million. Current year SG & A expense reflects the benefit of reduced costs resulting from the fold-in of the former docHarbor business unit into Document Solutions. We anticipate that we will continue to incur severance charges and facilities closure expenses as we attempt to manage the projected decline in COM revenues.

     Amortization of Intangible Assets. Amortization of intangible assets decreased from $5.9 million during the six months ended March 31, 2001 to $3.4 million in the current six month period. Prior year amortization represented primarily amortization of goodwill, whereas the current period expense represents only three months of goodwill amortization (through December 31) of $2.9 million, plus $0.5 million in amortization of intangible assets related to our technology, intellectual property, production software, and customer contracts and relationships that have been recorded as part of the reorganization and Fresh Start reporting process. Our "Reorganization asset in excess of identifiable assets" of $73.8 million is not an amortizing asset.

     Restructuring Credits. In the first quarter of fiscal year 2002 we reversed $1 million of business restructuring reserves primarily related to favorable circumstances related to the shutdown of our Japanese subsidiary. Our closure costs to vacate our facility in Japan, cost to fulfill our contract obligations and severance and related professional costs up to that time were less than anticipated at the time the accrual was recorded.

     Interest Expense. Interest expense decreased from $22.2 million for the six months ended March 31, 2001, to $4.3 million for the six months ended March 31, 2002. Current year expense included interest (approximately $1.7 million) on our senior subordinated notes only up to October 19, 2001, the date the Company filed Chapter 11 bankruptcy. Prior year expense included a full six months of interest (approximately $17 million) on the notes. The remainder of expense from both periods is due primarily to interest on the senior secured revolving credit facility.

     Reorganization   Items.   Reorganization   items  represent   expenses  and
adjustments   resulting  from  the  Company's   reorganization  and  consist  of
professional fees incurred subsequent to our Chapter 11 filing totaling $1 million, fair value adjustments made to assets and liabilities totaling $16.9 million and other asset write-offs and settlements totaling $2.6 million (primarily related to our extinguished debt) in Fresh Start Reporting.

     Extraordinary Gain on Extingushment of Debt. Extraordinary gain on extinguishment of debt, net of taxes, totaled $265.3 million for the six month period ended March 31, 2002 as compared to none in the comparable prior year period resulting from our bankruptcy proceedings and emergence from Chapter 11 proceedings on December 31, 2001.

     Provision for Income Taxes. In the current six-month period, tax expense totaling $1.7 million consists of $0.8 million related to earnings of foreign subsidiaries and $0.9 million related to domestic operations. The provision for income taxes of $1 million for the six months ended March 31, 2001 related primarily to earnings of foreign subsidiaries.

Liquidity and Capital Resources

Our legacy business (COM) has declined in recent years and is forecast to continue to decline as new technologies become available and are accepted in the marketplace. Our ability to generate sufficient cash to fund operations and to meet future bank requirements is dependent on successful and simultaneous management of the decline in COM as well as the expansion of alternative Document Solutions and Technical Services offerings. Other factors, such as an uncertain economy, levels of competition in the document management industry, and technological uncertainties will impact to our ability to generate cash and maintain liquidity. Although no assurances can be given, management believes that the actions taken over the past two years, including new and enhanced product and service offerings, company downsizing, cost control measures and the debt restructuring from our bankruptcy have positioned us for a return to profitability and maintenance of sufficient cash flows from operations to meet our operating, capital and debt requirements in the normal course of business for at least the next twelve months.

On August 24, 2001, Anacomp and Fleet National Bank, as agent, and its syndicate of lenders (collectively, "the Bank Group") executed a Summary of Terms and Conditions regarding amendments to the senior secured revolving credit facility. The amended facility, which became effective December 31, 2001, included a $58.9 million limit, with a $53.1 million sublimit for direct borrowing and a $5.8 million letter of credit sublimit. In accordance with the new agreement, the $53.1 million direct borrowing sublimit was reduced to $51.1 million on March 31, 2002 as a result of a $2 million scheduled principal repayment. The credit limit will be subject to further reductions as the periodic scheduled principal repayments become due. The facility is available for new borrowings up to a Formula Borrowing Base ("FBB") when direct borrowings are reduced below the FBB. The FBB equals 80% of eligible accounts, which include U.S. and Canadian accounts receivable.

At March 31, 2002, our outstanding balance was $41.4 million (plus outstanding letters of credit of $5.8 million), the FBB was $17.5 million, and the excess of borrowings over the FBB was $23.9 million. During the quarter ended March 31, 2002, we made cash payments totaling $11.7 million, which is $9.7 million greater than our scheduled paydowns, resulting in $9.7 million of borrowing capacity until the scheduled June 30, 2002 direct borrowing limit reduction of $2 million.

The maturity date of the amended facility is June 30, 2003, with an extension to December 31, 2003 if a sale of DSI occurs and results in $4 million net proceeds, or if Anacomp elects to increase the interest rate by 1% during the extension period. Upon closing a sale of DSI, Anacomp would be required to make a payment to the Bank Group to permanently reduce the credit facility. The payment would be the greater of $4 million or 85% of the net sale proceeds as defined. Under the amended facility, the direct borrowings limit will be permanently reduced by future required principal repayments as follows:

o $2 million on June 30, 2002;
o $3 million on September  30, 2002;
o $2.25  million on December 31, 2002 and March 31, 2003; and
o $2.5 million on June 30, 2003 and September 30, 2003.

If we were to only remit payments in total equal to the scheduled principal repayments through maturity at June 30, 2003, unpaid principal would be $39.1 million. Our credit facility expires on June 30, 2003, although we have options to extend the maturity to December 31, 2003. In 2003, we will be required to either repay any remaining principal or refinance the credit facility. We believe we will be able to refinance the facility at that time, although there can be no assurances that such financing will be available on terms acceptable to the Company, if at all.

The amended facility bears interest at a base rate equal to the higher of a) the annual rate of interest announced from time to time by Fleet National Bank as its best rate, or b) one-half of one percent above the Federal Funds Effective Rate, for the portion of the facility equal to the FBB. The rate of interest is three percentage points higher than the prime rate for the facility balance outstanding in excess of the FBB. Interest is due and payable monthly in arrears. The interest rate was 4.75% for the FBB portion and 7.75% for the excess portion at March 31, 2002.

The credit facility is secured by virtually all Anacomp assets and 65% of the capital stock of our foreign subsidiaries. The facility contains covenants relating to limitations on the following:

o       capital expenditures;
o       additional debt;
o       open market purchases of Anacomp common stock;
o       mergers and acquisitions; and
o       liens and dividends.

There are also minimum EBITDA, interest coverage and leverage ratio covenants. In addition, we are required to rfemit to the Bank Group the net proceeds of any capital asset sale.

From April 1, 2002 to May 13, 2002 we made $4.7 million additional non-scheduled cash payments to reduce the outstanding facility balance to $36.7 million and letters of credit totaling $5.8 million. As of May 13, 2002 we have $14.4 million of borrowing capacity until the scheduled June 30, 2002 direct borrowing limit reduction of $2 million.

We had working capital of $21.1 million at March 31, 2002, compared to negative working capital of $394.3 million at September 30, 2001. The working capital deficiency at September 30, 2001 was primarily due to $310 million in Notes, $51 million of related accrued interest, and $55.1 million of borrowings under the senior secured revolving credit facility. The positive working capital at March 31, 2002 reflects the cancellation of the senior subordinated notes, related accrued interest, and reclassification of $41.4 million of the outstanding facility balance from current liabilities to long-term liabilities, consistent with the paydown provisions included in the terms of the amended facility. Our additional early paydowns on the credit facility in excess of the required principal payments through March 31, 2002 have resulted in no portion of the credit facility being reflected a current liability.

To facilitate comparison of cash flow activity, cash flows for the six months ended March 31, 2002 discussed below represents the combination of the three month periods ended December 31, 2001 (Predecessor Company) and March 31, 2002 (Reorganized Company) presented in the accompanying condensed consolidated statements of cash flows.

Net cash provided by operating activities was $10.4 million for the six months ended March 31, 2002, compared to net cash provided by operations of $16.8 million in the comparable prior year period. The reduction in cash provided by operations is primarily attributable to net payments of accounts payable, accrued expenses and other liabilities in the six months ended March 31, 2002 of $5.4 million owing to the improved liquidity of the Company, as compared to a net increase in these accounts of $0.2 million in the comparable prior year period. Improved liquidity was the result of our bankruptcy proceedings and cost reduction activities undertaken leading up to our bankruptcy.

Net cash used in investing activities was $2.2 million in the current six-month period, compared to cash used in investing activities of $2.9 million in the comparable prior year period. Expenditures in both years were primarily for purchases of equipment.

Net cash used in financing activities was $13.7 million during the current six-month period, compared to $0.3 million provided by financing activities in the prior period. The current period cash was used to pay down the revolving credit facility, while the prior year cash provided was due primarily to proceeds received on liquidation of a currency swap contract.

Anacomp's cash balance totaled $19.4 million at March 31, 2002 compared to $24.3 million at September 30, 2001. Approximately 66% of the March 31, 2002 cash balance is located at our foreign subsidiaries compared to approximately 50% at September 30, 2001. Our use of excess cash as additional payments against our credit facility resulted in the decrease of domestic cash on hand.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Revenues generated outside of the United States, as a percentage of total revenues, were 33% and 27% for the six month periods ended March 31, 2002 and 2001, respectively. Fluctuations in foreign exchange rates could impact operating results through translation of our subsidiaries' financial statements.

Our revolving credit facility bears interest at variable rates and is therefore affected by the general level of U.S. interest rates. We had $41.4 million outstanding under our facility on March 31, 2002. If interest rates were to increase 2%, annual interest expense would increase approximately $0.8 million based on the $41.4 million outstanding balance.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Anacomp and its subsidiaries are potential or named defendants in several lawsuits and claims arising in the ordinary course of business. While the outcome of claims, lawsuits or other proceedings brought against us cannot be predicted with certainty, management expects that any liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on our financial condition or results of operations.

We are in the process of clearing all claims that were filed in conjunction with the Chapter 11 proceedings. Each claim has been individually analyzed. The majority of the claims were paid prior to or subsequent to our bankruptcy filing. The remainder relate to executory contracts assumed under the Plan, represent duplicate claims, claim amounts that differ from our records or claims that were filed late or are unsubstantiated. As a result, we do not anticipate any material unrecorded claims.

Item 2. Changes in Securities and Use of Proceeds

(a) As a part of the Plan confirmed by the Bankruptcy Court, Anacomp's Articles of Incorporation and Bylaws were amended. The amendments were adopted in part to create the rights and preference of the class A Common Stock and the class B Common Stock.

(c) As part of the Plan, Anacomp issued a total of 4,030,000 shares of class A Common Stock to the holders of its 10 7/8% senior subordinated notes and a total of 4,034 shares of class B Common Stock and warrants to purchase 783,077 shares of class B Common Stock to the holders of common stock outstanding as of the effective date of the Plan. Each warrant is exercisable for a period of five years for the purchase of one share of class B Common Stock at an exercise price of $61.54 per share. These issuances were exempt from the registration requirements of the Securities Act by reason of the exemption provided for shares issued in a bankruptcy reorganization.

Item 6.  Exhibits and Reports on Form 8-K (exhibits incorporated by reference)

(a) Exhibits: For a list of exhibits filed with this quarterly report, refer to the Index of Exhibits below.

(b) During the period covered by this report, we filed the following report on Form 8-K:

     (1) On March 18, 2002, Anacomp filed a Form 8-K to announce the resignation of Phil Smoot as President. Mr. Smoot will continue to serve as Chief Executive Officer and Chairman of the Board of Directors of Anacomp. Mr. Jeffrey R. Cramer has been promoted to President of Anacomp.

                                INDEX TO EXHIBITS


  EXHIBIT
   NUMBER                 DESCRIPTION OF DOCUMENT

    3.1 Amended and Restated Articles of Incorporation of Anacomp as of December 31, 2001. *
    3.2       Amended and restated Bylaws of Anacomp as of December 31, 2001. *

     * Incorporated by reference from the exhibits to the registration statement on Form 8-A filed by Anacomp on January 9, 2002.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ANACOMP, INC.




                                          /s/ Linster W. Fox
                                          -------------------------
                                          Linster W. Fox
                                          Executive Vice President and
                                          Chief Financial Officer




Date: May 14, 2002