Form 10-Q
period 2002-06-30
ANACOMP INC
filed 2002-08-14
CIK 6260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


        (Mark One)
        [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

     As of July 31, 2002, the number of outstanding shares of the registrant's Class A common Stock, $.01 par value per share, was 4,030,000 and the number of outstanding shares of the registrant's Class B common Stock, $0.01 par value per share, was 4,034.

                         ANACOMP, INC. AND SUBSIDIARIES

                                      INDEX


  PART I.       FINANCIAL INFORMATION                                            Page
  Item 1.       Financial Statements (unaudited):

                   Condensed Consolidated Balance Sheets at
                        June 30, 2002 and September 30, 2001................       2

                   Condensed Consolidated Statements of Operations
                        Three Months Ended June 30, 2002 and 2001...........       3

                   Condensed Consolidated Statements of Operations
                        Nine Months Ended June 30, 2002 and 2001............       4

                   Condensed Consolidated Statements of Cash Flows
                        Nine Months Ended June 30, 2002 and 2001............       5

                   Notes to the Condensed Consolidated Financial Statements.       6

  Item 2.       Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.................      17


  Item 3.       Quantitative and Qualitative Disclosures About Market Risk..      35


  PART II.      OTHER INFORMATION

  Item 1.       Legal Proceedings...........................................      36

  Item 2.       Changes in Securities and Use of Proceeds...................      36

  Item 6.       Exhibits and Reports on Form 8-K............................      36

  SIGNATURES.............................................................         38

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               Reorganized       Predecessor
                                                                 Company           Company
                                                               ____________     _____________
                                                                June 30,        September 30,
(in thousands)                                                    2002              2001
                                                               ____________     _____________
Assets                                                         (Unaudited)
Current assets:
   Cash and cash equivalents...............................  $      16,650      $     24,308
   Accounts receivable, net................................         40,012            43,360
   Inventories.............................................          4,093             4,937
   Prepaid expenses and other..............................          6,281             8,710
                                                               ____________     _____________
Total current assets.......................................         67,036            81,315

Property and equipment, net................................         29,401            33,141
Reorganization value in excess of identifiable net assets..         73,792               ---
Goodwill...................................................            ---            86,285
Intangible assets, net.....................................         11,308               ---
Other assets...............................................          3,785             7,077
                                                               ____________     _____________
                                                             $     185,322      $    207,818
                                                               ============     =============
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Current portion of senior secured revolving credit
      facility.............................................  $      33,475      $     55,075
   10-7/8% senior subordinated notes payable...............            ---           310,943
   Accounts payable........................................         10,423            15,424
   Accrued compensation, benefits and withholdings.........         16,761            16,111
   Deferred revenue........................................          8,886             7,948
   Accrued income taxes....................................            978             5,625
   Accrued interest........................................            181            50,969
   Other accrued liabilities...............................         12,582            13,508
                                                               ____________     _____________
Total current liabilities..................................         83,286           475,603
                                                               ____________     _____________

Long-term liabilities.....................................           2,198            10,142
                                                               ____________     _____________
Stockholders' equity (deficit):
   Preferred stock.........................................            ---               ---
   Common stock............................................             40               146
   Additional paid-in capital..............................         96,885           111,324
   Accumulated other comprehensive income (loss)...........          2,003            (4,912)
   Retained earnings (accumulated deficit).................            910          (384,485)
                                                               ____________     _____________
Total stockholders' equity (deficit).......................         99,838          (277,927)
                                                               ____________     _____________
                                                             $     185,322      $    207,818
                                                               ============     =============

        See the Notes to the Condensed Consolidated Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Reorganized       Predecessor
                                                                 Company           Company
                                                              _____________     _____________
(in thousands, except per share amounts)                      Three months      Three months
                                                                  ended             ended
                                                              June 30, 2002     June 30, 2001
                                                              _____________     _____________
Revenues:
   Services...............................................   $      51,053      $     57,395
   Equipment and supply sales.............................          12,714            15,633
                                                              _____________     _____________
                                                                    63,767            73,028
                                                              _____________     _____________
Cost of revenues:
   Services...............................................          34,755            38,610
   Equipment and supply sales.............................           9,446            11,796
                                                              _____________     _____________
                                                                    44,201            50,406
                                                              _____________     _____________

Gross profit..............................................          19,566            22,622
Costs and expenses:
   Engineering, research and development..................           2,037             2,032
   Selling, general and administrative....................          14,519            20,347
   Amortization of intangible assets......................             496             2,911
   Restructuring charges (credits)........................           2,081            (1,207)
                                                              _____________     _____________

Operating income (loss)...................................             433            (1,461)
                                                              _____________     _____________

Other income (expense):
   Interest income........................................             102               283
   Interest expense and fee amortization..................          (1,051)          (10,843)
   Other..................................................             523              (523)
                                                              _____________     _____________
                                                                      (426)          (11,083)
                                                              _____________     _____________
Income (loss) before income taxes.........................               7           (12,544)
Provision for income taxes................................             ---               209
                                                              _____________     _____________
Net income (loss).........................................   $           7      $    (12,753)
                                                              =============     =============

Basic and diluted per share data:
   Basic and diluted net income...........................   $         0.00
                                                              =============

Shares used in computing basic and diluted net income per
   share..................................................           4,034
                                                              =============


        See the Notes to the Condensed Consolidated Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Reorganized
                                                                Company               Predecessor Company
                                                             ______________      ________________________________
(in thousands, except per share amounts)                   Six months ended      Three months         Nine months
                                                                 ended              ended                ended
                                                             June 30, 2002       December 31, 2001   June 30, 2002
                                                             ______________      ______________     ____________
Revenues:
   Services...............................................      $105,413          $ 55,098          $179,791
   Equipment and supply sales.............................        25,997            12,926            55,581
                                                             ______________      ______________     ____________
                                                                 131,410            68,024           235,372
                                                             ______________      ______________     ____________
Cost of revenues:
   Services...............................................        70,440            36,630           117,626
   Equipment and supply sales.............................        18,991             9,874            40,167
                                                             ______________      ______________     ____________
                                                                  89,431            46,504           157,793
                                                             ______________      ______________     ____________

Gross profit..............................................        41,979            21,520            77,579
Costs and expenses:
   Engineering, research and development..................         3,807             1,680             5,580
   Selling, general and administrative....................        31,214            15,643            66,641
   Amortization of intangible assets......................           992             2,896             8,818
   Restructuring charges (credits)........................         2,081            (1,032)           (1,207)
                                                             ______________      ______________     ____________

Operating income (loss)...................................         3,885             2,333            (2,253)
                                                             ______________      ______________     ____________

Other income (expense):
   Interest income........................................           173               155             1,033
   Interest expense and fee amortization..................        (2,255)           (3,114)          (33,065)
   Other..................................................           387              (221)             (676)
                                                             ______________      ______________     ____________
                                                                  (1,695)           (3,180)          (32,708)
                                                             ______________      ______________     ____________
Income (loss) before reorganization items, income taxes
   and extraordinary gain on extinguishment of debt.......         2,190              (847)          (34,961)
Reorganization items......................................           ---            13,328               ---
                                                             ______________      ______________     ____________
Income (loss) before income taxes and extraordinary
   gain on extinguishment of debt.........................         2,190            12,481           (34,961)
Provision for income taxes................................         1,280               450             1,175
                                                             ______________      ______________     ____________
Income (loss) before extraordinary gain on
   extinguishment of debt.................................           910            12,031           (36,136)
Extraordinary gain on extinguishment of debt, net of
   taxes..................................................           ---           265,329               ---
                                                             ______________      ______________     ____________
Net income (loss).........................................      $    910          $277,360          $(36,136)
                                                             ==============      ==============     ============
Basic and diluted per share data:

   Basic and diluted net income...........................      $   0.23
                                                             ==============

Shares used in computing basic and diluted net income
   per share..............................................         4,034
                                                             ==============

        See the Notes to the Condensed Consolidated Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Reorganized
                                                               Company             Predecessor Company
                                                           _______________   ________________________________
(in thousands)                                               Six months       Three months        Nine months
                                                                ended             ended              ended
                                                            June 30, 2002    December 31, 2001   June 30, 2001
                                                           _______________   _______________    ______________
Cash flows from operating activities:

   Net income (loss)......................................  $        910      $    277,360       $   (36,136)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
     Extraordinary gain on extinguishment of debt.........           ---          (265,329)              ---
     Adjustments of assets and liabilities to fair value..           ---           (16,916)              ---
     Write off of deferred debt issuance costs and
        unamortized premiums and discounts................           ---             2,216               ---
     Depreciation and amortization........................         9,123             7,194            23,732
     Non-cash settlement of facility lease contract.......           ---               349               ---
     Non-cash charge included in restructuring charge.....            69               ---               ---
     Amortization of debt fees, premiums, and discounts...           344                92             1,050
     Non-cash legal settlement charge.....................           ---               ---             1,502
      Change in assets and liabilities:
       Accounts and other receivables.....................           136             3,092            10,033
       Inventories........................................           105               739             1,337
       Prepaid expenses and other assets..................         1,356               332             1,067
       Accounts payable, accrued expenses and other
         liabilities......................................        (1,445)           (3,733)          (12,870)
       Accrued interest...................................           168              (387)           24,940
                                                            _______________   _______________    ______________
        Net cash provided by operating activities.........        10,766             5,009            14,655
                                                            _______________   _______________    ______________

Cash used in investing activities:
   Purchases of property and equipment....................        (2,134)           (1,075)           (3,992)
                                                            _______________   _______________    ______________

Cash flows from financing activities:
   Proceeds from liquidation of currency swap contracts...           ---               ---               763
   Principal payments on revolving line of credit.........       (19,600)           (2,000)           (1,575)
                                                            _______________   _______________    ______________

        Net cash used in financing activities.............       (19,600)           (2,000)             (812)
                                                            _______________   _______________    ______________
Effect of exchange rate changes on cash and cash
   equivalents............................................           739               637              (270)
                                                            _______________   _______________    ______________
Increase (decrease) in cash and cash equivalents..........       (10,229)            2,571             9,581
Cash and cash equivalents at beginning of period..........        26,879            24,308            13,988
                                                            _______________   _______________    ______________
Cash and cash equivalents at end of period................  $     16,650      $     26,879       $    23,569
                                                            ===============   ===============    ==============

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest..................................  $      1,356      $      1,434       $     5,579
                                                            ===============   ===============    ==============
  Cash paid for income taxes..............................  $      1,470      $        459       $     1,286
                                                            ===============   ===============    ==============


        See the Notes to the Condensed Consolidated Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Company Reorganization

         Financial Restructuring and Reorganization

On October 19, 2001, we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged plan of reorganization (the "Plan"), with the U.S. Bankruptcy Court for the Southern District of California. The U.S. Bankruptcy Court confirmed the Plan on December 10, 2001, and we emerged from bankruptcy effective December 31, 2001.

The primary benefits of our bankruptcy were the elimination of $310 million of debt and the related annual interest expense of approximately $34 million. Additionally, our credit facility was amended such that we cured previous events of default and we continue to have the ability to borrow under the credit facility. Borrowings under the facility are subject to revised terms and restrictions, and we are required to make mandatory quarterly payments that reduce the borrowing base of the credit facility (see Note 4).

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

Pursuant to the reorganization, we are authorized to issue 40,000,000 shares of Class A Common Stock, 787,711 shares of Class B Common Stock and 1,000,000 shares of preferred stock. Terms and conditions of the Class A and Class B Common Stock are identical, including voting rights, dividends, when and if declared, and liquidation rights, subject to any preference of preferred stock as may be issued in the future. Class B Common Stock is also subject to potential further dilution if additional shares of Class B Common Stock are required to be issued in satisfaction of claims pursuant to the reorganization. Preferred stock is authorized to be issued in one or more series with terms to be established at the time of issuance by our Board of Directors.

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

Holders of Class A Common Stock own 99.9% of our equity and those holding Class B Common Stock own 0.1%.

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

Under bankruptcy law, an executory contract is an agreement between a debtor and third party under which, as of the date of a debtor's Chapter 11 petition, material performance on the agreement remains due from both the debtor and non-debtor party, such that the failure of either side to perform its obligations under the agreement would excuse the other party from further performance. The Bankruptcy Code permits a Chapter 11 debtor to assume (i.e. agree to continue to be bound both during the Chapter 11 case and following emergence) or reject (breach and no longer be bound during the Chapter 11 case or thereafter) any executory contract. We assumed all of our executory contracts under our confirmed plan of reorganization except one, which was a nonresidential lease of real property.

Substantially all claims that were filed in conjunction with the Chapter 11 proceedings have been disallowed by the court. The majority of the claims were paid prior to or subsequent to our bankruptcy filing. The remainder related to executory contracts assumed under the Plan, represent duplicate claims, claim amounts that differ from our records or claims that were filed late or are unsubstantiated. As a result, there are no unrecorded claims.


        Business Unit Structuring

In May 2001, we announced our intention to sell all or parts of our European document-management business, Document Solutions International (DSI). Approximately $3.9 million was spent for restructuring, consulting and severance expenses in fiscal year 2001 in preparation for a potential sale of DSI. Revenues from DSI were $40.3 million, $11 million and $22.1 million, or 13%, 16% and 17% of total Anacomp revenues in fiscal year 2001, in the three-month period ended December 31, 2001 and in the six-month period ended June 30, 2002, respectively.

A sale of all of DSI is not currently planned; however, we continue to exercise our reasonable best efforts to complete a sale of portions of DSI. Any such eventual sale is subject to approval by Fleet National Bank, as agent, and its syndicate of lenders (collectively, "the Bank Group") and we will be required to remit proceeds from any sale to pay down our senior credit facility (see Note
4). The execution, timing, likelihood and amount of net proceeds of any such potential sale are uncertain and we are continuing the operations of DSI in its normal course of business. Accordingly, it is not possible to predict with accuracy the potential impact that a sale transaction involving portions of DSI would have on future results; however, management expects that such a sale would generate funds that would be used to pay down the outstanding credit facility balance. Our International Technical Services business is not affected by this potential transaction.

Note 2.  Basis of Presentation

At December 31, 2001, as a result of our emergence from bankruptcy, we adopted Fresh Start Reporting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Fresh Start Reporting resulted in material changes to the Condensed Consolidated Balance Sheet as of December 31, 2001, including adjustment of assets and liabilities to estimated fair values, the valuation of equity based on the reorganization value of the ongoing business, and the recording of an asset for reorganization value in excess of the fair value of the separately identifiable assets and liabilities (similar to goodwill).

The accompanying financial statements include historical information from prior to December 31, 2001, the effective date we emerged from bankruptcy, and are identified as financial statements of the Predecessor Company. The Condensed Consolidated Balance Sheet and Statements of Operations as of and for the three and six-month periods ended June 30, 2002, as well as the Statement of Cash Flows for the six-month period ended June 30, 2002, represent the Reorganized Company after adopting Fresh Start Reporting. Due to our reorganization and the implementation of Fresh Start Reporting (see Note 3), the financial statements for the Reorganized Company are not comparable to those of the Predecessor Company.

The accompanying condensed consolidated financial statements include the accounts of Anacomp and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements, except for the balance sheet as of September 30, 2001, have not been audited but, in the opinion of management, include all adjustments (consisting of normal recurring accruals and the adjustments described in Notes 3 and 7) necessary for a fair presentation of our financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2001, included in our fiscal 2001 Annual Report on Form 10-K (the financial statements contained in such report represent those of the Predecessor Company and are not comparable to the Reorganized Company), and our Form S-1/A dated June 12, 2002. Interim operating results are not necessarily indicative of operating results for the full year or for any other period.

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

o    discounted cash flow analysis;

o    selected publicly-traded company market multiples;

o    selected acquisition transaction multiples; and

o applicable ratios and valuation techniques believed by management to be representative of our business and industry.

The cash flow valuation utilized five-year projections assuming a weighted average cost of capital rate of approximately 13.5%. A terminal value was determined using a multiple of our estimated fifth year earnings before interest, other income, reorganization items, asset impairment and restructuring charges, taxes, depreciation and amortization, and extraordinary items (referred to as "EBITDA"), together with the net present value of the five-year projected cash flows. The excess of the reorganization value over the fair value of identifiable net assets of $73.8 million is reported as "Reorganization value in excess of identifiable net assets" and will not be subject to future amortization (similar to goodwill) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" as issued by the Financial Accounting Standards Board ("FASB").

For enterprise valuation purposes, we estimated our revenues and cash flows through fiscal year 2006. We projected continued declines in Computer Output to Microfiche ("COM") and COM-related revenues at a rate of approximately 20% annually and growth in digital and multi-vendor services and product offerings. Our projections also assumed the following:

o    the elimination of our subordinated notes and related interest;

o continued reduction of costs through consolidation of facilities and adjustments to our labor force to maintain COM gross margin levels;

o    the completion of our bankruptcy and related legal and professional  costs;
     and

o    our recent cost reduction activities and restructurings.

In developing the assumptions underlying the cash flow projections, management considered such factors as historical results as well as its best estimates of expected future market conditions based on information available as of December 31, 2001. Actual future events and results could differ substantially from management's estimates, assumptions and projections including, but not limited to, the matters discussed above. Unfavorable changes compared to our projections used for Fresh Start Reporting purposes could result in future impairments of our reorganization asset and identifiable intangible assets.

As a result of Fresh Start Reporting, identifiable intangible assets were valued and consist of the following to be amortized over the useful lives indicated:

(dollars in thousands; unaudited)                          Life in Years   June 30, 2002
__________________________________________________________ _____________   _____________
Customer contracts and related customer relationships.....      10         $    7,600
Digital technology and intellectual property..............       3              3,100
COM technology and intellectual property..................      10              1,300
COM production software...................................       5                300
                                                                           _____________
Total.....................................................                     12,300
Less: accumulated amortization............................                       (992)
                                                                           =============
                                                                           $   11,308
                                                                           =============


Based on the intangible asset values noted above, related amortization expense will be approximately $2 million annually for the next three years.

The reorganization and the adoption of Fresh Start Reporting resulted in the following adjustments to our unaudited Condensed Consolidated Balance Sheet as of December 31, 2001:

                                Predecessor     Reorganization and Fresh Start   Reorganized
                                  Company                Adjustments               Company
                                December 31,    _______________________________  December 31,
(in thousands; unaudited)          2001             Debit            Credit         2001
_____________________________   ____________    _____________   _______________  ____________
Assets
Total current assets........    $  78,261       $    ---         $    ---        $  78,261
Property and equipment, net.       30,565          2,483  (a)         ---           33,048
Reorganization value in
  excess of identifiable
  assets....................          ---         73,792  (c)         ---           73,792
Goodwill....................       83,644            ---           83,644  (b)         ---
Intangible assets...........          ---         12,300  (d)         ---           12,300
Other assets................        8,179            ---            3,142  (e)       5,037
                                ____________    _____________   _______________  ____________
                                $ 200,649       $ 88,575         $ 86,786        $ 202,438
                                ============    =============   ===============  ============

Liabilities and Stockholders' Equity
   (Deficit)
Current liabilities:
  Current portion of
    senior secured
    revolving credit
    facility................    $  53,075       $ 43,825  (f)    $    ---        $   9,250
  10-7/8% senior
    subordinated notes
    payable.................      310,926        310,926  (g)         ---              ---
  Accounts payable..........       11,051            ---              ---           11,051
  Accrued compensation,
    benefits and
    withholdings............       16,275            ---              ---           16,275
  Accrued income taxes......        4,220          3,027  (h)         ---            1,193
  Accrued interest..........       52,267         52,254  (i)         ---               13
  Other accrued liabilities.       22,642          1,075  (j)         ---           21,567
                                ____________    _____________   _______________  ____________
Total current liabilities...      470,456        411,107              ---           59,349
Long-term liabilities:
  Long-term portion of
  senior secured revolving
  credit facility...........          ---            ---           43,825  (f)      43,825
  Other long-term
  liabilities...............       10,222          7,883  (k)         ---            2,339
                                ____________    _____________   _______________  ____________
Total long-term liabilities.       10,222          7,883           43,825           46,164
Stockholders' equity
(deficit):
  Common stock..............          146            146  (l)          40  (m)          40
  Additional paid-in
   capital..................      111,324        111,324  (l)      96,885  (m)      96,885
  Accumulated other
    comprehensive loss......       (4,273)           ---            4,273  (l)         ---
  Accumulated deficit.......     (387,226)           ---          387,226  (l)         ---
                                ____________    _____________   _______________  ____________
Total stockholders' equity
(deficit)...................     (280,029)       111,470          488,424           96,925
                                ____________    _____________   _______________  ____________
                                $ 200,649       $530,460         $532,249        $ 202,438
                                ============    =============   ===============  ============


Explanations of the above adjustment columns are as follows:

a)   To adjust property and equipment to estimated fair value.

b) To reflect write off of excess of purchase price over net assets of businesses acquired.

c) To establish the reorganization value in excess of identifiable assets. The amounts are calculated below:

          (in thousands; unaudited)                               Amount
          ________________________________________________    _____________
          Senior secured revolving credit facility........     $    53,075
          New equity......................................          96,925
                                                              _____________
          Enterprise value................................         150,000
          Plus: fair value of identifiable liabilities....          52,438
          Less: fair value of identifiable assets.........        (128,646)
                                                              _____________
            Reorganization value in excess of
              identifiable assets                              $    73,792
                                                              =============


d) To establish separately identifiable intangible assets at estimated fair value.
e) To write off deferred costs on senior subordinated debt canceled in bankruptcy.
f) To reclassify portion of revolving credit facility from current to long-term, consistent with principal repayment terms of the amended facility agreement.
g) To write off the senior subordinated notes canceled in bankruptcy and related unamortized premium and discount.
h)   To adjust accrued income taxes to amounts currently payable.
i)   To write off accrued interest related to the senior subordinated notes.
j)   To adjust other accrued liabilities to estimated fair values.
k)   To adjust other long-term liabilities to estimated fair values.
l)   To eliminate stockholders' deficit of the Predecessor Company.
m) To reflect issuance of 4,030,000 shares of new Class A Common Stock and 4,034 shares of new Class B Common Stock at estimated fair value.

The extraordinary gain on extinguishment of debt, net of taxes, for the period ended December 31, 2001, is calculated as follows:


            (in thousands; unaudited)                             Amount
            _______________________________________________   _____________
            Carrying value of senior subordinated notes....   $    310,000
            Carrying value of related accrued interest.....         52,254
            Issuance of new common stock...................        (96,925)
                                                              _____________
                Extraordinary gain on extinguishment of debt  $    265,329
                                                              =============

The holders of the senior subordinated notes received 99.9% of the new equity of the Reorganized Company; therefore, the net equity of the Reorganized Company was used as the basis for consideration exchanged in determining the extraordinary gain on extinguishment of debt. There is no income statement tax effect from the extinguishment of debt (see Note 6).


In accordance with Statement of Position 90-7, transactions of the Predecessor Company resulting from the Chapter 11 reorganization are reported separately as reorganization items in the accompanying Condensed Consolidated Statement of Operations for the period ended December 31, 2001, and are summarized below:

                                                              Three Months
                                                                  Ended
                                                               December 31,
            (in thousands; unaudited)                              2001
            ________________________________________________  ______________
            Adjustment of assets and liabilities to fair
              value.........................................  $     16,916
            Write off of deferred debt issuance costs and
              unamortized premiums and discounts............        (2,216)
            Professional fees and other reorganization costs        (1,023)
            Settlement of facility lease contract...........          (349)
                                                              ______________
                Reorganization items                          $     13,328
                                                              ==============

Note 4.  Senior Secured Revolving Credit Facility

On August 24, 2001, we and the Bank Group executed a Summary of Terms and Conditions regarding amendments to the senior secured revolving credit facility. The amended facility, which became effective December 31, 2001, included a $58.9 million limit, with a $53.1 million sublimit for direct borrowing and a $5.8 million letter of credit sublimit. In accordance with the new agreement, the $53.1 million direct borrowing sublimit was reduced to $48.3 million as of June 30, 2002 as a result of scheduled principal repayments, issuance of a new letter of credit, and the sale of assets. The credit limit will be subject to further reductions as the periodic scheduled principal repayments become due. The facility is available for new borrowings when direct borrowings are reduced below the credit limit.

At June 30, 2002, our outstanding balance was $33.5 million (plus outstanding letters of credit of $6.2 million). During the quarter ended June 30, 2002, we made cash payments totaling $7.9 million, which is $5.9 million greater than our scheduled paydowns, resulting in $14.8 million of borrowing capacity, including the effect of other commitment reductions.

The maturity date of the amended facility is June 30, 2003, with an extension to December 31, 2003 if a sale of DSI occurs and results in $4 million net proceeds, or we elect to increase the interest rate by 1% during the extension period. Upon closing a sale of DSI, we would be required to make a payment to the Bank Group to permanently reduce the credit facility. The payment would be the greater of $4 million or 85% of the net sale proceeds as defined. Under the amended facility, the direct borrowings limit will be permanently reduced by future required principal repayments as follows:

o       $3 million on September 30, 2002;
o       $2.25 million on December 31, 2002 and March 31, 2003;
o       $2.5 million on June 30, 2003; and
o       $2.5 million on September 30, 2003 (if maturity date is extended).

If we were to only remit payments in total equal to the scheduled principal repayments through maturity at June 30, 2003, the unpaid balance would be $39.1 million. Our credit facility expires on June 30, 2003, although we have options to extend the maturity to December 31, 2003. In 2003, we will be required to either repay any remaining principal or refinance the credit facility. We believe we will be able to refinance the facility at that time, although there can be no assurances that such financing will be available on terms acceptable to us, if at all.

The amended facility bears interest at a base rate equal to the higher of a) the annual rate of interest announced from time to time by Fleet National Bank as its best rate, or b) one-half of one percent above the Federal Funds Effective Rate, for the portion of the facility equal to a Formula Borrowing Base ("FBB"). The FBB equals 80% of eligible accounts, which include U.S. and Canadian accounts receivable. The rate of interest is three percentage points higher than the base rate for the facility balance outstanding in excess of the FBB. Interest is due and payable monthly in arrears. The interest rate was 4.75% for the FBB portion and 7.75% for the excess portion at June 30, 2002. At June 30, 2002, the FBB was $15.9 million and the excess of borrowings over the FBB was $17.6 million.

The credit facility is secured by virtually all Anacomp assets and 65% of the capital stock of our foreign subsidiaries. The facility contains covenants relating to limitations on the following:

o       capital expenditures;
o       additional debt;
o       open market purchases of our common stock;
o       mergers and acquisitions; and
o       liens and dividends.

The credit facility also is subject to minimum EBITDA, interest coverage and leverage ratio covenants. In addition, we are required to remit to the Bank Group the net proceeds of any capital asset sale.

In connection with the facility amendment, we paid a fee of $0.8 million that has been capitalized, is included in "Other assets" in the accompanying
Condensed Consolidated Balance Sheet at June 30, 2002, and is being amortized over the remaining term of the facility.

From July 1, 2002 to August 14, 2002 we made $1.8 million of additional non-scheduled cash payments to reduce the outstanding facility balance to $ 31.7 million. As of August 14, 2002 we have $16.6 million of borrowing capacity until the scheduled September 30, 2002 direct borrowing limit reduction of $3 million.

Note 5.  Senior Subordinated Notes

The Predecessor Company had outstanding $310 million of publicly traded 10-7/8% senior subordinated notes and related accrued interest of $52.3 million at October 19, 2001. As detailed in Note 1, the notes and related accrued interest were extinguished in the reorganization. The accompanying Condensed Consolidated Statement of Operations for the period ended December 31, 2001 includes approximately $1.7 million of interest expense on the notes through October 19, 2001, the date we filed for bankruptcy. Had interest on the senior subordinated notes continued to accrue beyond the October 19, 2001 bankruptcy filing date, we would have recognized an additional $6.9 million in interest expense through December 31, 2001.

Note 6. Income Taxes

Our provision for income taxes consists of the following:

                                  Reorganized
                                    Company                     Predecessor Company
                                 ______________       _______________________________________
                                   Six months           Three months            Nine months
                                      ended                ended                   ended
(in thousands)                    June 30, 2002        December 31, 2001       June 30, 2001
                                 ______________       __________________       ______________
Federal......................... $          185        $         ---           $        ---
State...........................             28                   10                     30
Foreign.........................          1,067                  440                  1,145
                                 ______________       __________________       ______________
                                 $        1,280         $        450           $      1,175
                                 ==============       ==================       ==============

Due to our reorganization, we have Cancellation of Debt ("COD") income estimated to be $265.3 million. As a result, we will be required to reduce, for federal income tax purposes, certain tax attributes, including net operating loss carryforwards and property basis by the amount of the COD. These actual adjustments will be determined at the end of our fiscal year ending September 30, 2002. A deferred tax liability has been recorded for COD, book intangible assets and certain temporary differences. A deferred tax asset has been recorded for tax goodwill in excess of book reorganization asset, certain temporary differences, net operating losses and other tax basis carryforwards. We have recorded a valuation allowance in the amount of $19 million in order to fully offset the net deferred tax asset. At June 30, 2002, our most significant deferred tax assets and liabilities relate to temporary differences for COD and net operating losses. These timing differences are expected to be realized, offset and reversed with no impact on the net value of the deferred tax asset at September 30, 2002.

Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized in future years. Management periodically reviews the need for valuation allowances based upon our results of operations.

Note 7. Restructuring Activities

In fiscal year 2002, we recorded a restructuring charge of $2.1 million related to the reorganization of our operations from two business units to one entity. We reorganized our workforce by combining the field organizations of Document Solutions and Technical Services into one organization, establishing an executive level position to oversee all sales and marketing activities and implementing a single support group for our data centers, Web Presentment operations, field services operations and process quality. The restructuring charges included $1.6 million in employee severance and termination-related costs for approximately 100 employees, all of whom will leave the company by September 30, 2002. The severance payments will be completed by the second quarter of fiscal 2003. The restructuring charges also include approximately $0.4 million for the closure of a data center for which payments will continue until the lease expires in July 2004. Of the $0.4 million, $69 thousand represents a non-cash charge to write off the net book value of leasehold improvements located in the closed data center. As a result of the restructuring, we anticipate annual savings of approximately $7.1 million, or approximately $0.6 million monthly. We anticipate the phase-in of cost savings to begin in the fourth quarter of fiscal year 2002.

In the second and third quarters of 2000, we effected a reorganization of our workforce in the United States and Europe along our lines of business, reorganized  parts of our  corporate  staff  and  phased  out our  manufacturing operations. To accomplish the reorganization of our workforce and corporate staff, we reassessed job responsibilities and personnel requirements in each of our continuing business units and corporate staff. The assessment resulted in substantial permanent personnel reductions and involuntary terminations throughout our organization, primarily in our European operations and our corporate and manufacturing staff. We recorded restructuring charges of $14.6 million related to these actions. Employee severance and termination-related costs were for approximately 300 employees, all of whom have left the company; we have paid all related severance. Other fees relate to professional fees associated with negotiations to terminate facility leases and other costs associated with implementation of our new business unit structure and the reorganization of our business units into separate entities. We have also paid these fees. In the first quarter of fiscal year 2002, we vacated our Japanese facility, terminated substantially all related personnel and undertook other procedures to wind down our Japanese subsidiary. As a result, we reversed approximately $1 million of fiscal 2000 business restructuring reserves due to favorable circumstances related to the shutdown. Our closure costs to vacate the facility in Japan, costs to fulfill our contract obligations and severance and related professional costs up to that time were less than we anticipated at the time we recorded the accrual. As of June 30, 2002, the remaining liability related to international facility costs is expected to be paid by the end of December 2003, and remaining contractual obligation costs of the Japanese subsidiary are expected to be paid by the end of September 30, 2002.

In fiscal 1998, we recorded restructuring charges of $8.5 million and reserves of $15.2 million related to the First Image acquisition. This liability has been fully paid as of June 30, 2002.

The restructuring reserves are included as a component of "Other accrued liabilities" in the accompanying Condensed Consolidated Balance Sheets.

The following tables present the activity and balances of the restructuring reserves from September 30, 2001 to June 30, 2002 (in thousands):

     Fiscal Year 2002 Restructuring
____________________________________________________________________________________________
                                                          Payments and
Reorganized Company     December 31, 2001  Adjustments     Deductions        June 30, 2002
_____________________   _________________  ____________   ______________  __________________
Employee Separations    $          ---     $    1,638     $     (692)     $        946
Facility Closing                   ---            443            (69)              374
                        _________________  ____________   ______________  __________________
                        $          ---     $    2,081     $     (761)     $      1,320
                        =================  ============   ==============  ==================

     Fiscal Year 2000 Restructuring
____________________________________________________________________________________________
Reorganized Company     December 31, 2001  Adjustments    Cash Payments      June 30, 2002
_____________________   _________________  ____________   ______________  __________________
Facility Closing        $          120     $      ---     $      (15)     $        105
Contract Obligations               170            ---            (24)              146
                        _________________  ____________   ______________  __________________
                        $          290     $      ---     $      (39)     $        251
                        =================  ============   ==============  ==================

____________________________________________________________________________________________


                          September 30,                                       December 31,
Predecessor Company           2001         Adjustments     Cash Payments          2001
______________________  _________________  ____________   ______________  __________________
Employee Separations    $          269     $     (214)    $      (55)     $        ---
Facility Closing                   281           (149)           (12)              120
Contract Obligations               511           (307)           (34)              170
Professional and Other             313           (313)           ---               ---
                        _________________  ____________   ______________  __________________
                        $        1,374     $     (983)    $     (101)     $        290
                        =================  ============   ==============  ==================

     Fiscal Year 1998 Restructuring
____________________________________________________________________________________________
Reorganized Company     December 31, 2001  Adjustments    Cash Payments     June 30, 2002
______________________  _________________  ____________   ______________  __________________
Facility Closing        $          160     $      ---     $      (160)    $        ---
                        _________________  ____________   ______________  __________________
                                   160            ---     $      (160)    $        ---
                        =================  ============   ==============  ==================


                          September 30,                                       December 31,
Predecessor Company           2001         Adjustments     Cash Payments          2001
______________________  _________________  ____________   ______________  __________________
Facility Closing        $          276     $      (39)    $        (77)   $           160
Other                               10            (10)             ---                ---
                        _________________  ____________   ______________  __________________
                        $          286     $      (49)    $        (77)   $           160
                        =================  ============   ==============  ==================


Note 8.  Inventories

Inventories consist of the following:

                                                          June 30,        September 30,
                                                            2002              2001
                                                        (Reorganized      (Predecessor
                                                          Company)          Company)
(in thousands)                                           (Unaudited)
__________________________________________________      _____________   _________________

  Finished goods, including purchased film........       $     2,406    $      3,249
  Consumable spare parts and supplies.............             1,687           1,688
                                                        _____________   _________________
                                                         $     4,093    $      4,937
                                                        =============   =================


Note 9.  Comprehensive income or loss

Comprehensive income (loss) consists of the following components:

                                  Reorganized            Predecessor
                                    Company                Company
                                 ______________        _______________
                                  Three months          Three months
                                     ended                  ended
(in thousands)                   June 30, 2002          June 30, 2001
_____________________________    ______________        _______________
Net income (loss)............    $          7           $    (12,753)
Foreign currency
  translation adjustment.....           2,087                   (281)
                                 ______________        _______________
Comprehensive income (loss)..    $      2,094           $    (13,034)
                                 ==============        ===============


                                  Reorganized
                                    Company                  Predecessor Company
                                 _______________       ____________________________________
                                   Six months            Three months         Nine months
                                     ended                  ended                ended
(in thousands)                    June 30, 2002         December 31, 2001    June 30, 2001
_____________________________    _______________       __________________    ______________
Net income (loss)............     $         910         $     277,360         $   (36,136)
Realized gain on currency
  swap contracts.............               ---                   ---                 763
Foreign currency
  translation adjustment.....             2,003                   ---              (1,529)
                                 _______________       __________________    ______________
Comprehensive income (loss)..     $       2,913         $     277,360         $   (36,902)
                                 ===============       ==================    ==============

Note 10.  Income Per Share

Basic income per share is computed based upon the weighted average number of shares of Anacomp's common stock outstanding during the period. For the six months ended June 30, 2002, potentially dilutive securities include 783,077 outstanding warrants to purchase Class B Common Stock which were issued as part of the reorganization. For the three and six-month periods ended June 30, 2002, these warrants were excluded from diluted income per share as they were anti-dilutive using the treasury stock method. Basic and diluted net loss for periods prior to the six months ended June 30, 2002 have not been presented as they are not comparable to subsequent periods due to the implementation of Fresh Start Reporting (see Note 3).

Note 11.  Recent Accounting Pronouncements

Pursuant to Statement of Position 90-7, Anacomp has implemented the provisions of accounting principles required to be adopted within twelve months of the adoption of Fresh Start Reporting as of December 31, 2001, including the following standards, however excluding SFAS No. 146, which is not effective until after December 31, 2002:

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and which supercedes SFAS No. 121. SFAS No. 144 also reduces the threshold for discontinued operations reporting to a component of an entity rather than a segment of a business as required under Accounting Principles Bulletin No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The adoption of SFAS No. 144 on December 31, 2001 did not have a material impact on our financial position or results of operations.

On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3.

This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under Statement 146, in many cases, would be recognized over time rather than up front. The FASB decided that if the benefit arrangement requires employees to render future service beyond a "minimum retention period" a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee's termination benefit is based on length of service. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We anticipate adopting SFAS No. 146 in the second quarter of fiscal year 2003 and do not expect it to have a material impact on our financial position or results of operations.

Note 12.  Operating Segments

Our business is focused in the document management industry. We have managed our business through two operating units:

     o Document Solutions, provides document-management outsource services as follows;

          o    COM - Computer Output to Microfiche services, and

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

The Central Services category consists of unallocated corporate expenses including accounting, legal, risk management and insurance, human resources, executive, investor relations and information resources organizations. Also reported as Central Services are centralized operating costs for our operating units including purchasing, logistics, and inventory management.

Effective  October 1, 2001, we completed the integration of our former docHarbor
business  unit  into  the  Document  Solutions  group.   Results  for  docHarbor
previously reported separately have been combined with Document Solutions.

Management evaluates operating unit performance based upon EBITDA (earnings before interest, other income, reorganization items, asset impairment and restructuring charges, taxes, depreciation and amortization, and extraordinary items). Information about our operations by operating segment is as follows:

For the three months ended June 30:

                                Document        Technical        Central
 (in thousands)                 Solutions        Services        Services       Consolidated
 _______________________        _____________  ______________  ______________  ______________
 2002 (Reorganized Company)
 Digital/renewal revenue        $    18,292     $     6,885     $       ---     $   25,177
 COM revenue                         22,520          16,070             ---         38,590
 Intersegment revenue                   ---           1,958          (1,958)           ---
                                _____________  ______________  ______________  ______________
 Total revenue                       40,812          24,913          (1,958)        63,767
 EBITDA                               6,507           3,989          (3,495)         7,001

_____________________________________________________________________________________________


 2001 (Predecessor Company)
 Digital/renewal revenue        $    15,824     $     5,894     $       ---     $   21,718
 COM revenue                         28,510          22,800             ---         51,310
 Intersegment revenue                   ---           2,547          (2,547)           ---
                                _____________  ______________  ______________  ______________
 Total revenue                       44,334          31,241          (2,547)        73,028
 EBITDA                               3,001           7,116          (5,007)         5,110


The following is a reconciliation of consolidated EBITDA to income (loss) before income taxes:

                                                  Reorganized      Predecessor
                                                    Company          Company
      For the three months ended June 30,            2002              2001
      ________________________________________   _____________     ____________
      EBITDA..................................    $    7,001        $   5,110
      Depreciation and amortization...........        (4,488)          (7,778)
      Other income and expense, net...........          (426)         (11,083)
      Restructuring (charges) credits.........        (2,081)           1,207
      Other...................................             1              ---
                                                 _____________     ____________
      Income (loss) before income taxes........   $        7        $ (12,544)
                                                 =============     ============





For the nine months ended as noted:


                                Document        Technical        Central
 (in thousands)                Solutions        Services         Services     Consolidated
_________________________     ___________      __________       _________    _____________
2002 (6 months ended June 30, 2002 - Reorganized Company)
 Digital/renewal revenue      $   37,027       $  13,343        $    ---     $   50,370
 COM revenue                      47,262          33,778             ---         81,040
 Intersegment revenue                ---           3,775          (3,775)           ---
                              ___________      __________       _________    _____________
 Total revenue                    84,289          50,896          (3,775)       131,410
 EBITDA                           14,553           7,815          (7,279)        15,089

__________________________________________________________________________________________


2002 (3 months ended December 31, 2001 - Predecessor Company)
 Digital/renewal revenue      $   17,736       $   6,552        $    ---     $   24,288
 COM revenue                      25,441          18,295             ---         43,736
 Intersegment revenue                ---           2,554          (2,554)           ---
                              ___________      __________       _________    _____________
 Total revenue                    43,177          27,401          (2,554)        68,024
 EBITDA                            7,538           4,911          (3,954)         8,495


2001 (9 months ended June 30, 2001 - Predecessor Company)
 Digital/renewal revenue          48,823          16,500             ---         65,323
 COM revenue                      93,193          76,856             ---        170,049
 Intersegment revenue                ---           8,111          (8,111)           ---
                              ___________      __________       _________    _____________
 Total revenue                   142,016         101,467          (8,111)       235,372
 EBITDA                           18,262          25,143         (23,133)        20,272


The following is a reconciliation of consolidated EBITDA to income (loss) before income taxes and extraordinary gain on extinguishment of debt:

                                        Reorganized
                                          Company            Predecessor Company
                                        _____________  __________________________________
                                        Six months      Three months       Nine months
                                           ended            ended             ended
                                        June 30, 2002  December 31, 2001   June 30, 2001
                                        _____________  _________________   ______________

EBITDA...............................    $   15,089       $    8,495        $   20,272
Depreciation and
  amortization.......................        (9,123)          (7,194)          (23,732)
Other income and expense,
  net................................        (1,695)          (3,180)          (32,708)
Reorganization items.................           ---           13,328               ---
Restructuring (charges)
  credits............................        (2,081)           1,032             1,207
                                        _____________  _________________   ______________
Income  (loss)  before  income
taxes and  extraordinary  gain
on extinguishment of debt............    $    2,190       $   12,481        $  (34,961)
                                        =============  =================   ==============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report, including the following section regarding "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitutes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. Additionally, statements concerning future matters such as our future plans and operations, sales levels, liquidity needs and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this Quarterly Report reflect the good faith and judgment of our management, such statements can only be based on facts and factors of which we are currently aware. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Our actual results, performance, and achievements may differ materially from those discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading "Risk Factors" below, as well as those discussed elsewhere in this Quarterly Report. We encourage you to not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. We encourage you to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by forward-looking statements. Risks, uncertainties and other important factors include, among others:

     o    general economic and business conditions;
     o    industry trends and growth rates;
     o    industry capacity;
     o    competition;
     o    future technology;
     o    raw materials costs and availability;
     o    currency fluctuations;
     o    the loss of any significant customers or suppliers;
     o    changes in business strategy or development plans;
     o    litigation issues;
     o    successful development of new products;
     o anticipated financial performance and contributions of our products and services;
     o    availability, terms and deployment of capital;
     o    ability to meet debt service obligations;
     o    availability of qualified personnel;
     o changes in, or the failure or inability to comply with, government regulations; and
     o other factors referenced in this report and in other public filings including our Form 10-K for the year ended September 30, 2001 and Form S-1/A filed on June 12, 2002.

Overview and Recent Events

Events Leading Up to Our Bankruptcy in 2001

Our business and revenues have declined in recent years. Two primary factors led to the deterioration of our financial condition prior to our bankruptcy in 2001:
(a) an erosion of the core COM (Computer Output to Microfiche) business; and (b) heavy investment in Web-based digital technology.

We have established ourselves as one of the world's leading providers of COM equipment. In fiscal year 1999, 83% of our total revenues were COM-related and totaled $368.6 million; subsequently, in fiscal years 2000 and 2001, COM revenues declined to 71% and 69%, or $273 million and $211.2 million, respectively, of our total revenues. Organizations increasingly want instant, reliable access to information delivered via the Internet, intranet or extranets, for use with desktop browsers. This trend is leading many organizations to re-evaluate their document-management requirements, causing a shift away from microfiche and into digital technology.

In response to this shift in technology, Anacomp made a significant commitment to develop storage and retrieval solutions through acquisitions and heavy investments in research and development. Our engineering, research and development expenses totaled $7.2 million in fiscal year 2001, $10.1 million in fiscal year 2000 and $10 million in fiscal year 1999. In August of 1999, we purchased Litton Adesso Software, Inc. for $17 million and incurred approximately $1.6 million of additional costs to further develop acquired software as the technology platform for docHarbor, our Web-based product offering. This emerging operation reported a negative EBITDA of $25 million in fiscal 2000 and negative EBITDA of $9 million in fiscal 2001. Substantially all of the funds invested in the docHarbor business unit were obtained by borrowing against our Prepetition Credit Agreement (senior secured revolving credit facility).

The combined impact of the declining COM revenues and increased costs related to docHarbor created a liquidity crisis for us, which resulted in default on our Prepetition Credit Agreement. Beginning October 1, 2000, we did not make scheduled semi-annual $17 million interest payments to the holders of our $310 million outstanding notes (10-7/8% senior subordinated notes).

Our revenues, operating results, cash flows and liquidity were also negatively impacted by a number of other factors during fiscal year 2001, including charges for the settlement of legal matters, professional and advisory costs related to the restructuring of our notes, and costs associated with preparations for a potential sale of all or parts of our European document-management business, known as Document Solutions International ("DSI").

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

Our 2001 Bankruptcy

On October 19, 2001, we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged plan of reorganization (the "Plan") with the U.S. Bankruptcy Court for the Southern District of California. The U.S. Bankruptcy Court confirmed the Plan on December 10, 2001, and we emerged from bankruptcy effective December 31, 2001.

The primary benefits resulting from our bankruptcy were the elimination of $310 million of debt and the related annual interest expense of approximately $34 million. Additionally, our credit facility was amended such that we cured previous events of default and we continue to have the ability to borrow under the credit facility. Borrowings under the facility are subject to revised terms and restrictions, and we are required to make mandatory quarterly payments that reduce the borrowing base of the credit facility.

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

Under bankruptcy law, an executory contract is an agreement between a debtor and third party under which, as of the date of a debtor's Chapter 11 petition, material performance on the agreement remains due from both the debtor and non-debtor party, such that the failure of either side to perform its obligations under the agreement would excuse the other party from further performance. The Bankruptcy Code permits a Chapter 11 debtor to assume (i.e., agree to continue to be bound both during the Chapter 11 case and following emergence) or reject (breach and no longer be bound during the Chapter 11 case or thereafter) any executory contract. We assumed all of our executory contracts under our confirmed plan of reorganization except one, a nonresidential lease of real property.


Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and our results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are as follows:

     o    revenue recognition;
     o estimating valuation allowances and accrued liabilities, including the allowance for doubtful accounts, inventory valuation and assessments of the probability of the outcomes of our current litigation and environmental matters;
     o    accounting for income taxes; and
     o    valuation of long-lived, intangible and reorganization assets.

Revenue Recognition. We record revenues from sales of products and services or from leases of equipment under sales-type leases based on shipment of products (and transfer of risk of loss), commencement of the lease, or performance of services. Under sales-type leases, we record as revenue the present value of all payments due under the lease, charge the cost of sales with the book value of the equipment plus installation costs, and defer and recognize future interest income over the lease term. We recognize operating lease revenues during the applicable period of customer usage. We recognize revenue from maintenance contracts ratably over the period of the related contract. Amounts billed in advance of our performing the related services are deferred and recognized as revenues as they are earned.

We recognize contract revenue for the development and implementation of document services solutions under contracts over the contract period based on output measures as defined by deliverable items identified in the contract. We make provisions for estimated losses on contracts, if any, during the period when the loss becomes probable and can be reasonably estimated.

In accordance with SOP 97-2, "Software Revenue Recognition," we recognize revenues from software license agreements currently, provided that all of the following conditions are met:

     o    a non-cancelable license agreement has been signed;
     o    the   software   has  been   delivered   and  there  are  no  material
          uncertainties regarding customer acceptance;
     o collection of the resulting receivable is deemed probable and the risk of concession is deemed remote; and
     o    no other significant vendor obligations exist

For contracts with multiple obligations, we unbundled the respective components to determine revenue recognition using vendor-specific objective evidence.

Allowance for doubtful accounts, inventory valuations, litigation and environmental matters. We must make estimates of the uncollectability of our accounts receivable. When evaluating the adequacy of the allowance for doubtful accounts, we specifically analyze accounts receivable as well as historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Our accounts receivable balance was $40 million, net of allowance for doubtful accounts of $4.2 million, as of June 30, 2002.

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than management projects, we may need to write down additional inventory.

We estimate ranges of liability related to pending litigation based on claims for which we can determine the probability of loss and estimate the amount and range of loss. When an estimate of loss is deemed probable we record our best estimate of the expected loss or the minimum estimated liability related to those claims, where there is an estimable range of loss. Because of the uncertainties related to both the outcomes and ranges of loss on currently pending litigation, we have not accrued for any litigation losses as of June 30, 2002. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates as necessary. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Xidex Corporation, a company which we acquired in 1988, was designated by the United States Environmental Protection Agency ("EPA") as a potentially responsible party for investigatory and cleanup costs incurred by state and federal authorities involving locations included on a list of EPA's priority sites for investigation and remedial action under the federal Comprehensive Environmental Response, Compensation, and Liability Act. At June 30, 2002, we have an estimated EPA liability for cleanup costs for the aforementioned locations and other sites totaling $1.2 million. During fiscal 2001,we recorded a $1.0 million reduction to our EPA liability previously estimated and accrued upon release from certain further clean-up activity. Remedial action required by the EPA may exceed our current estimates and reserves and we may incur additional expenses related to environmental clean-up.

Accounting for income taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax asset as of June 30, 2002 was zero, net of a valuation allowance of $19 million, due to uncertainties related to our ability to utilize our net deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we could materially impact our financial position and results of operations.

The tax benefits of pre-reorganization net deferred tax assets will be reported first as a reduction of the reorganization asset and then as a reduction to non-current intangible assets arising from the reorganization, and finally as a credit to stockholders' equity. These tax benefits will not reduce future income tax expense for financial reporting purposes.

Valuation of long-lived, intangible and reorganization assets. We assess the impairment of identifiable intangibles, long-lived assets and reorganization value in excess of identifiable assets annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

     o    significant   underperformance   relative  to  historical   trends  or
          projected future operating results;
     o    significant  changes  in the  manner  of our use of our  assets or the
          strategy  for  our  overall   business,   including   potential  asset
          dispositions;
     o    significant negative industry or economic trends;
     o    significant decline in our stock price for a sustained period; and
     o    our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets and reorganization value in excess of identifiable net assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and reorganization value in excess of identifiable assets amounted to $114.5 million as of June 30, 2002.

Our enterprise value of $150 million before consideration of debt after reorganization at December 31, 2001 was determined based on the consideration of many factors and various valuation methods, including:

     o    discounted cash flow analysis;
     o    selected publicly-traded company market multiples;
     o    selected acquisition transaction multiples; and
     o applicable ratios and valuation techniques believed by management to be representative of our business and industry.

The cash flows valuation utilized five-year projections assuming a weighted average cost of capital rate of approximately 13.5%. A terminal value was determined using a multiple of our estimated fifth year earnings before interest, other income, reorganization items, asset impairment and restructuring charges, taxes, depreciation and amortization, and extraordinary items (referred to as "EBITDA"), together with the net present value of the five-year projected cash flows. The excess of the reorganization value over the fair value of identifiable net assets of $73.8 million is reported as "Reorganization value in excess of identifiable net assets" and will not be subject to future amortization (similar to goodwill) in accordance with Statement of Financial Accounting Standards ("SFAS")No. 142, "Goodwill and Other Intangible Assets" as issued by the Financial Accounting Standards Board ("FASB").

For enterprise valuation purposes, we estimated our revenues and cash flows through fiscal year 2006. We projected continued declines in COM and COM-related revenues at a rate of approximately 20% annually and growth in digital and multi-vendor services and product offerings. Our projections also assumed the following:

     o    the elimination of our subordinated notes and related interest;
     o our continuing cost reduction through consolidation of facilities and adjustments to our labor force to maintain COM gross margin levels;
     o    our recent cost reduction activities and restructurings; and
     o the completion of our bankruptcy and related legal and professional costs.

The assigned fair values of the Reorganized Company and its assets and liabilities represent significant estimates that we made based on facts and circumstances currently available. Valuation methodologies employed in estimating fair values also require the input of highly subjective assumptions and predictions of future events and operations. Actual future events and results could differ substantially from management's current estimates and assumptions. Unfavorable changes compared to our projections used for Fresh Start Reporting purposes (which were based on our best estimates and information available at that time) could result in future impairments of our reorganization asset and identifiable intangible assets which could be material.

Results of Operations

The following results of operations information includes our historical information from prior to December 31, 2001, the effective date we emerged from bankruptcy and is identified as results of operations of Predecessor Company. The results of operations for the six months ended June 30, 2002 represents the Reorganized Company after adopting Fresh Start Reporting. Due to our reorganization and the implementation of Fresh Start Reporting, the financial information for the Reorganized Company is not comparable to the Predecessor Company. To facilitate a meaningful comparison of Anacomp's quarterly and year-to-date operating performance in fiscal years 2002 and 2001, the following discussion of results of operations on a consolidated basis is presented on a traditional comparative basis for all periods. However, the pro forma results of operations presented below for the nine-month period ended June 30, 2002 combines the six-month period ended June 30, 2002 on a Reorganized Company basis with the three-month period ended December 31, 2001 on a Predecessor Company basis. These periods and bases of accounting are not comparable and we have presented them separately in the accompanying Condensed Consolidated Statements of Operations.

                                                Three Months Ended               Nine Months Ended
CONSOLIDATED RESULTS OF OPERATIONS                   June 30,                         June 30,
                                              ____________________________   ________________________
                                                 2002             2001           2002       2001
                                              (Reorganized    (Predecessor   (Pro Forma  (Predecessor
(in thousands, unaudited)                        Company)       Company)        Basis)    Company)
                                              _____________   ____________   __________   ___________
Revenues:

   Services.................................   $     51,053    $ 57,395      $ 160,511    $ 179,791
   Equipment and supply sales...............         12,714      15,633         38,923       55,581
                                              _____________   ____________   __________   ___________
                                                     63,767      73,028        199,434      235,372
                                              _____________   ____________   __________   ___________
Cost of revenues:
   Services.................................         34,755      38,610        107,070      117,626
   Equipment and supply sales...............          9,446      11,796         28,865       40,167
                                              _____________   ____________   __________   ___________
                                                     44,201      50,406        135,935      157,793
                                              _____________   ____________   __________   ___________

Gross profit................................         19,566      22,622         63,499       77,579
Costs and expenses:
   Engineering, research and development....          2,037       2,032          5,487        5,580
   Selling, general and administrative......         14,519      20,347         46,857       66,641
   Amortization of intangible assets........            496       2,911          3,888        8,818
   Restructuring charges (credits)..........          2,081      (1,207)         1,049       (1,207)
                                              _____________   ____________   __________   ___________

Operating income (loss).....................            433      (1,461)         6,218       (2,253)
                                              _____________   ____________   __________   ___________

Other income (expense):
   Interest income..........................            102         283            328        1,033
   Interest expense and fee amortization....         (1,051)    (10,843)        (5,369)     (33,065)
   Other....................................            523        (523)           166         (676)
                                              _____________   ____________   __________   ___________
                                                       (426)    (11,083)        (4,875)     (32,708)
                                              _____________   ____________   __________   ___________
Income (loss) before reorganization items,
   income taxes and extraordinary gain on
   extinguishment of debt...................              7     (12,544)         1,343      (34,961)
Reorganization items........................            ---         ---         13,328          ---
                                              _____________   ____________   __________   ___________
Income (loss) before income taxes and
   extraordinary gain on extinguishment of
   debt.....................................              7     (12,544)        14,671      (34,961)
Provision for income taxes..................            ---         209          1,730        1,175
                                              _____________   ____________   __________   ___________
Income (loss) before extraordinary gain on
   extinguishment of debt...................              7     (12,753)        12,941      (36,136)
Extraordinary gain on extinguishment of
   debt, net of taxes.......................            ---         ---        265,329          ---
                                              _____________   ____________   __________   ___________
Net income (loss)...........................   $          7    $(12,753)     $ 278,270    $ (36,136)
                                              =============   ============   ==========   ===========


Our revenues, operating results, cash flows and liquidity in the first nine months of fiscal 2002 continue to be negatively impacted by an overall decline in our COM business. For the nine months ended June 30, 2002, we reported net income totaling $278.3 million. This was primarily due to reorganization items of $13.3 million and the cancellation of debt and resulting extraordinary gain of $265.3 million. Positive cash flows provided by operations were $15.8 million for the nine months ended June 30, 2002. At June 30, 2002, we had negative working capital of $16.3 million, and stockholders' equity of $99.8 million. The negative working capital is the result of the current period reclassification of our revolving credit facility balance, due June 30, 2003, from long-term to current. Excluding this balance, our working capital at June 30, 2002 was positive $17.2 million.

Effective December 31, 2001, we amended our senior secured revolving credit facility including these terms:

     o a $58.9 million limit, with a $53.1 million sublimit for direct borrowing and a $5.8 million letter of credit sublimit;
     o certain restrictions on our operations as well as scheduled principal repayments;
     o an interest rate that is subject to reduction as the periodic scheduled principal repayments occur; and
     o scheduled maturity of June 30, 2003, which may be extended to December 31, 2003 under certain conditions.

In May 2001, we announced our intention to sell all or parts of our European document-management business, Document Solutions International (referred to as DSI). Approximately $3.9 million was spent for restructuring, consulting and severance expenses in fiscal year 2001 in preparation for a potential sale of DSI. Revenues from DSI were $40.3 million, $11 million and $22.1 million, or 13%, 16% and 17% of total Anacomp revenues in fiscal year 2001, in the three-month period ended December 31, 2001 and in the six-month period ended June 30, 2002, respectively.

A sale of all of DSI is not currently planned; however, we continue to exercise our reasonable best efforts to sell portions of DSI. Any such eventual sale is subject to approval by the Bank Group and we will be required to remit proceeds from any sale to pay down our senior credit facility. In the third quarter of fiscal 2002, we sold portions of DSI generating proceeds of approximately $0.3 million. Other portions of DSI could also be sold; however, the execution, timing, likelihood and amount of net proceeds of any such potential sale are uncertain and we are continuing the operations of DSI in its normal course of business. Accordingly it is not possible to predict with accuracy the potential impact that a sale of portions of DSI would have on future results; however, management expects that such a sale would generate funds that would be used to pay down the outstanding credit facility balance. Our International Technical Services business is not affected by this potential transaction.

Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001

     General. We reported net income of $7 thousand for the three months ended June 30, 2002, compared to a net loss of $12.8 million for the three months ended June 30, 2001. Net income in the current quarter reflects both the ongoing benefits of completion of our financial restructuring, including the cancellation of our senior subordinated notes along with related accrued interest, as well as the continued decline in COM-related revenue and the cost of restructuring charges incurred in this quarter. The prior period net loss included interest expense of $10.8 million versus $1.1 million in the current quarter, amortization of intangible assets of $2.9 million versus $0.5 million in the current quarter, and a restructuring credit of $1.2 million compared to a restructuring charge of $2.1 million in the current quarter. Also contributing to the difference between the current quarter results and results from the prior period is the continuing decline in COM-related services, systems and supplies. Although COM still holds value for customers as a long-term storage medium, many are finding more efficient solutions to their archive and storage needs through our newer Web-based and other digital products and services.

     Revenues. Our revenues of $63.8 million for the three months ended June 30, 2002, represent a decrease of 13% from the $73 million for the three months ended June 30, 2001. The decrease was composed of a $12.7 million decline in COM-related revenues offset in part by a $3.5 million increase in digital and renewal revenues. We expect that COM revenues will continue to decline during the remainder of this fiscal year as well as in future years and that digital and renewal revenues will continue to grow.

Document Solutions revenues of $40.8 million represent a decrease of 8% from $44.3 million in the prior year period. COM-related revenues were $22.5 million, a decrease of 21% from $28.5 million in the prior year period. This decrease was primarily due to decreased volume in our COM service centers. Overall, digital and renewal revenues increased $2.5 million, or 16%, over the prior year period. Web Presentment services revenues increased $1.5 million, or 63%, over the prior year period as we continue to add new customers. CD Document services revenues decreased $0.7 million, or 9%, from the prior quarter. The remaining increase in digital and renewal revenues was due primarily to revenues from an international image capture project.

Technical Services revenues of $23 million decreased 20% from the $28.7 million in the prior year period. Compared to the prior year period, systems and supplies revenue declined $4.6 million, or 32%, and COM-related professional services revenues declined $2.2 million, or 26%, as a result of the continued decline for and use of COM systems. This was partially offset by growth (increase of $1.1 million, or 19%) in our multi-vendor service (MVS) revenues (services provided for products manufactured by other companies) over the prior year period. MVS professional services revenues exceeded COM professional services revenues for the first time this quarter.

     Gross Margins. Our gross margin decreased from $22.6 million for the three months ended June 30, 2001, to $19.6 million for the three months ended June 30, 2002, but as a percentage of revenues remained steady at 31% for both periods.

Document Solutions gross margin, at 37% of revenues, increased from the 32% reported for the prior year period; in dollars the Document Solutions gross margin increased from $14.3 million in the prior quarter to $14.9 million in the current quarter.

Technical Services gross margin as a percentage of revenues decreased from 29% in the prior year to 20% for the quarter ended June 30, 2002, and in dollars decreased from $8.4 million to $4.7 million. The decrease in Technical Services gross margin from the prior year period was primarily the result of the current year decline in COM-related professional services revenues.

We expect that our recent restructuring activities will reduce direct costs (primarily labor-related) approximately $3.6 million annually, with a phase-in of cost savings to begin in the fourth quarter of fiscal 2002.

     Engineering, Research and Development. Engineering, research and development expense remained essentially flat at $2.0 million for the three months ended June 30, 2002 and 2001. These costs represented 3% of total revenues for the three months ended June 30, 2002 and 2001. These expenses will not necessarily have a direct or immediate correlation to revenues. We continue to build and support our outsource service solutions base and corresponding internet and digital technologies.

     Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses decreased from $20.3 million for the three months ended June 30, 2001, to $14.5 million for the three months ended June 30, 2002. The prior year expense included $2.3 million in legal, professional and severance costs associated with preparations for a sale of DSI and $2.1 million in legal professional and advisory costs related to the restructuring of our notes, compared to only $0.3 million incurred in the current year period. The remainder of the reduction in SG&A costs is primarily attributable to the benefits of the integration of the former docHarbor business unit into the Document Solutions business unit, begun in May 2001. We expect that our recent restructuring activities will reduce SG&A costs approximately $3.5 million annually, with a phase-in of cost savings to begin in the fourth quarter of fiscal 2002.

     Amortization of Intangible Assets. Amortization of intangible assets decreased from $2.9 million during the three months ended June 30, 2001 to $0.5 million in the current three-month period. Prior year amortization primarily represented amortization of goodwill related to prior year acquisitions. The remaining goodwill balance at December 31, 2001 was eliminated upon our adoption of Fresh Start Reporting. The current period expense represents amortization of intangible assets related to our technology, intellectual property, production software, and customer contracts and relationships that have been recorded as part of the reorganization and Fresh Start Reporting process. The "Reorganization asset in excess of identifiable assets" of $73.8 million recorded in Fresh Start Reporting is not an amortizing asset.

     Restructuring Charges and Credits. In fiscal year 2002, we recorded a restructuring charge of $2.1 million related to the reorganization of our operations from two business units to one entity. The reorganization of the workforce consisted of combining the field organizations of Document Solutions and Technical Services into one organization, the establishment of an executive level position to oversee all sales and marketing activities and a single support group for our data centers, Web Presentment operations, field services operations and process quality. The restructuring charges included $1.6 million in employee severance and termination-related costs for approximately 100 employees, all of whom will leave the company by September 30, 2002. The restructuring charges also include approximately $0.4 million for the closure of a data center for which payments will continue until the lease expires in July 2004. Of the $0.4 million, $69 thousand represents a non-cash charge to write off the net book value of leasehold improvements located in the closed data center. As a result of the restructuring we anticipate annual savings of approximately $7.1 million, or approximately $0.6 million monthly. We anticipate the phase-in of cost savings to begin in the fourth quarter of fiscal year 2002.

In the third quarter of fiscal 2001, we reversed $1.2 million of business restructuring reserves consisting of $0.9 million and $0.3 million from our 2000 and 1998 restructuring plans, respectively. Our 2000 restructuring plan reversals included $0.4 million in facility closing costs and $0.5 million of professional and other costs, consisting primarily of the following items.

In fiscal 2000, we accrued lease termination and exit costs for ten facilities throughout the world. In England and Scotland, we were reimbursed for originally accrued exit costs for this leased space that were reflected as a restructuring credit in the third quarter of 2001 upon receipt of such reimbursement.

Our 2000 restructuring plan also called for one of our business units to exit a United Kingdom facility, which we deemed to be inadequate for its operating needs. Because of our deteriorating financial condition, our need to conserve European cash and our inability to transfer working capital from the United States to Europe under the terms of our Bank Group forbearance agreement, both of which were subsequent to initiating our 2000 restructuring plan, we opted to continue operating from this facility although the facility was not ideally suited to our needs. This revision to our plan resulted in a benefit to our original estimate of our restructuring costs and was recorded during the third quarter of 2001.

In fiscal 2000, we planned to occupy substantially less space in our California headquarters facility and estimated that a portion of the building space would not be sublet, resulting in estimated lease losses. We were able to renegotiate the lease prior to issuing our third quarter 2001 financial statements, with our new lease obligation consisting only of occupied space. Accordingly, we reported the favorable outcome in the third quarter of 2001.

Our 2000 restructuring plan estimated professional fees of approximately $1.4 million due to complex and varying legal requirements for personnel terminations and plant closures at our multiple global facilities. We estimated these fees based on our prior experience in exiting facilities and the comparatively expensive cost, from a United States company perspective, of terminating international personnel. As a result of our actual cost experience rates through June 30, 2001, we revised our original estimate resulting in a credit to the restructuring accrual of approximately $0.5 million.

Our 1998 restructuring plan had estimated employee separation costs based upon notifications of classes of employees. Actual employee separation costs completed in the third quarter of fiscal 2001 were lower than estimated, as those personnel actually terminated had less experience and thus received less severance than originally estimated by class.

     Interest Expense. Interest expense decreased from $10.8 million for the three months ended June 30, 2001, to $1.1 million for the three months ended June 30, 2002. Prior year expense included three months of interest expense on our senior subordinated notes. Current year interest expense is primarily related to the senior secured revolving credit facility.

     Provision for Income Taxes. There is no provision for income taxes in the current three-month period. Additional foreign income tax expense for the current three-month period was offset by reductions to the domestic income tax provision. The provision for income taxes of $0.2 million for the quarter ended June 30, 2001 related primarily to earnings of foreign subsidiaries.

Nine Months Ended June 30, 2002 vs. Nine Months Ended June 30, 2001

     General. We reported net income of $278.3 million for the nine months ended June 30, 2002, compared to a net loss of $36.1 million for the nine months ended June 30, 2001. The current period income is attributable primarily to an extraordinary gain of $265.3 million resulting from the cancellation of our senior subordinated notes and related accrued interest and the benefit of $13.3 million in reorganization items recorded as part of the Fresh Start Reporting process. Net loss for the nine months ended June 30, 2001 includes a substantial interest expense component ($33.1 million versus $5.4 million in the current nine-month period), $6.9 million in charges for the settlement of legal matters, legal, professional and financial advisory costs related to the restructuring of our subordinated notes, and amortization of intangible assets of $8.8 million versus $3.9 million in the current period.

     Revenues. Our revenues decreased 15% from $235.4 million for the nine months ended June 30, 2001, to $199.4 million for the nine months ended June 30, 2002. The decrease was composed of a $45.3 million decline in COM-related revenues offset in part by a $9.3 million increase in digital and renewal revenues. We expect that COM revenues will continue to decline during the remainder of this fiscal year as well as in future years.

Document Solutions revenues of $127.5 million declined 10% from the $142 million in the prior year period. COM-related revenues of $72.7 million represented a 22% decrease from the prior year period $93.2 million. This decrease was primarily due to decreased volume in our COM service centers. Overall, digital and renewal revenues increased $5.9 million, or 12%, over the prior year period. Web Presentment services revenues increased $3.7 million, or 57%, over the prior year period. CD Document services revenue decreased $1 million, or 4%, from the prior year period. The remaining increase in digital and renewal revenues was due primarily to revenues from an international image capture project.

Technical Services revenues decreased 23% from the prior year period, from $93.4 million to $72 million. Compared to the prior year period, systems and supplies revenues declined $18.4 million, or 36%, and COM-related professional services revenues declined $6.6 million, or 25%, as a result of the continued decline for and use of COM systems. This decline was partially offset by growth of $3.5 million, or 22%, in our multi-vendor service revenues over the prior year period.

     Gross Margins. Our gross margin as a percentage of revenue declined slightly from 33% ($77.6 million) for the nine months ended June 30, 2001, to 32% ($63.5 million) for the nine months ended June 30, 2002.

Document Solutions gross margin, at 37% of revenues, increased from the 34% reported for the prior year period; however, in dollars the Document Solutions gross margin decreased from $48.2 million during the nine-month period ended June 30, 2001, to $47.4 million in the current period.

Technical Services gross margin decreased from 32% in the prior year to 22% of revenues for the nine months ended June 30, 2002, and in dollars decreased from $29.4 million to $16.1 million. The decrease in Technical Services gross margin from the prior year period was the result of the current year decline in COM service-related revenues.

We expect that our recent restructuring activities will reduce direct costs (primarily labor-related) approximately $3.6 million annually, with a phase-in of cost savings to begin in the fourth quarter of fiscal 2002.

     Engineering, Research and Development. Engineering, research and development expense remained essentially flat at $5.5 million for the nine months ended June 30, 2002 compared to $5.6 million in the prior year period. These costs represented 3% and 2% of total revenues for the nine months ended June 30, 2002 and 2001, respectively. These expenses will not necessarily have a direct or immediate correlation to revenues. We continue to build and support our outsource service solutions base and corresponding internet and digital technologies.

     Selling, General and Administrative. SG&A expenses decreased 30% from $66.6 million for the nine months ended June 30, 2001, to $46.9 million for the nine months ended June 30, 2002. The prior year expense included $5.4 million for the settlement of a litigation matter, $5.2 million in legal, professional and severance costs associated with preparations for a sale of DSI and $3.5 million in expenses for legal professional and advisory costs related to the restructuring of our notes. Similar legal, professional and advisory costs in fiscal year 2002, subsequent to the October 19, 2001 bankruptcy filing, were reported separately as reorganization items and totaled $1 million. The remainder of the reduction in SG&A costs is primarily attributable to the benefits of the integration of the former docHarbor business unit into the Document Solutions business unit, begun in May 2001. Our recent restructuring activities are expected to reduce SG&A costs approximately $3.5 million annually, with a phase-in of cost savings to begin in the fourth quarter of fiscal 2002.

     Amortization of Intangible Assets. Amortization of intangible assets decreased from $8.8 million during the nine months ended June 30, 2001 to $3.9 million in the current nine-month period. Prior year amortization represented primarily amortization of goodwill related to prior year acquisitions. The remaining goodwill balance was eliminated upon our adoption of Fresh Start Reporting. The current period expense represents only three months of goodwill amortization (through December 31) of $2.9 million, plus $1 million in amortization of intangible assets related to our technology, intellectual property, production software, and customer contracts and relationships that have been recorded as part of the reorganization and Fresh Start Reporting process. Our "Reorganization asset in excess of identifiable assets" of $73.8 million is not an amortizing asset.

     Restructuring Credits. In the third quarter of fiscal year 2002, we recorded a restructuring charge of $2.1 million related to the reorganization of our operations from two business units to one entity. The reorganization of the workforce consisted of combining the field organizations of Document Solutions and Technical Services into one organization, the establishment of an executive level position to oversee all sales and marketing activities and a single support group for our data centers, Web Presentment operations, field services operations and process quality. The restructuring charges included $1.6 million in employee severance and termination related costs for approximately 100 employees, all of whom will leave the company by September 30, 2002. The restructuring charges also include approximately $0.4 million for the closure of a data center for which the lease expires in July 2004. As a result of the restructuring we anticipate annual savings of approximately $7.1 million, or approximately $0.6 million monthly. We anticipate the phase-in of cost savings to begin in the fourth quarter of fiscal year 2002.

In the first quarter of fiscal year 2002, we reversed $1 million of business restructuring reserves primarily related to favorable circumstances related to the shutdown of our Japanese subsidiary. Our closure costs to vacate our facility in Japan, cost to fulfill our contract obligations and severance and related professional costs up to that time were less than anticipated at the time the accrual was recorded.

In the third quarter of fiscal 2001, we reversed $1.2 million of business restructuring reserves consisting of $0.9 million and $0.3 million from our 2000 and 1998 restructuring plans, respectively. Our 2000 restructuring plan reversals included $0.4 million in facility closing costs and $0.5 million of professional and other costs, consisting primarily of the following items.

In fiscal 2000, we accrued lease termination and exit costs for ten facilities throughout the world. In England and Scotland, we were reimbursed for originally accrued exit costs for this leased space that were reflected as a restructuring credit in the third quarter of 2001 upon receipt of such reimbursement.

Our 2000, restructuring plan also called for one of our business units to exit a United Kingdom facility, which we deemed to be inadequate for its operating needs. Because of our deteriorating financial condition, our need to conserve European cash and our inability to transfer working capital from the United States to Europe under the terms of our Bank Group forbearance agreement, both of which were subsequent to initiating our 2000 restructuring plan, we opted to continue operating from this facility although the facility was not ideally suited to our needs. This revision to our plan resulted in a benefit to our original estimate of our restructuring costs and was recorded during the third quarter of 2001.

In fiscal 2000 we planned to occupy substantially less space in our California headquarters facility and estimated that a portion of the building space would not be sublet, resulting in estimated lease losses. We were able to renegotiate the lease prior to issuing our third quarter 2001 financial statements, with our new lease obligation consisting only of occupied space. Accordingly, we reported the favorable outcome in the third quarter of 2001.

Our 2000 restructuring plan estimated professional fees of approximately $1.4 million due to complex and varying legal requirements for personnel terminations and plant closures at our multiple global facilities. We estimated these fees based on our prior experience in exiting facilities and the comparatively expensive cost, from a United States company perspective, of terminating international personnel. As a result of our actual cost experience rates through June 30, 2001, we revised our original estimate resulting in a credit to the restructuring accrual of approximately $0.5 million.

Our 1998 restructuring plan had estimated employee separation costs based upon notifications of classes of employees. Actual employee separation costs completed in the third quarter of fiscal 2001 were lower than estimated, as those personnel actually terminated had less experience and thus received less severance than originally estimated by class.

     Interest Expense. Interest expense decreased to $5.4 million for the nine months ended June 30, 2002 from $33.1 million for the nine months ended June 30, 2001. Current year expense included interest (approximately $1.7 million) on our senior subordinated notes only up to October 19, 2001, the date we filed Chapter 11 bankruptcy. Prior year expense included a full nine months of interest (approximately $25.5 million) on the notes. The remainder of expense from both periods is related primarily to interest on the senior secured revolving credit facility.

     Reorganization Items. Reorganization items represent expenses and adjustments resulting from our reorganization and consist of professional fees incurred subsequent to our Chapter 11 filing totaling $1 million, fair value adjustments made to assets and liabilities totaling $16.9 million and other asset write-offs and settlements totaling $2.6 million (primarily related to our extinguished debt) in Fresh Start Reporting.

     Extraordinary Gain on Extingushment of Debt. Extraordinary gain on extinguishment of debt, net of taxes, totaled $265.3 million for the nine-month period ended June 30, 2002 as compared to none in the comparable prior year period and resulted from our bankruptcy proceedings and emergence from Chapter 11 proceedings on December 31, 2001.

     Provision for Income Taxes. In the current nine-month period, tax expense totaling $1.7 million consists of $1.5 million related to earnings of foreign subsidiaries and $0.2 million related to domestic operations. Increases in foreign income tax for the current quarter were offset by reductions to the domestic tax provision, resulting in no change in the overall income tax expense for the quarter ended June 30, 2002. The provision for income taxes of $1.2 million for the nine months ended June 30, 2001 related primarily to earnings of foreign subsidiaries.

Liquidity and Capital Resources

Our legacy business (COM) has declined in recent years and is forecast to continue to decline as new technologies become available and are accepted in the marketplace. Our ability to generate sufficient cash to fund operations and to meet future bank requirements is dependent on successful and simultaneous management of the decline in COM as well as the expansion of alternative Document Solutions and Technical Services offerings. Other factors, such as an uncertain economy, levels of competition in the document management industry, and technological uncertainties will impact our ability to generate cash and maintain liquidity. Although no assurances can be given, management believes that the actions taken over the past two years, including new and enhanced product and service offerings, company downsizing, cost control measures and the debt restructuring from our bankruptcy have positioned us for a return to profitability and maintenance of sufficient cash flows from operations to meet our operating, capital and debt requirements in the normal course of business for at least the next twelve months.

On August 24, 2001, Anacomp and Fleet National Bank, as agent, and its syndicate of lenders (collectively, "the Bank Group") executed a Summary of Terms and Conditions regarding amendments to the senior secured revolving credit facility. The amended facility, which became effective December 31, 2001, included a $58.9 million limit, with a $53.1 million sublimit for direct borrowing and a $5.8 million letter of credit sublimit. In accordance with the new agreement, the $53.1 million direct borrowing sublimit was reduced to $48.3 million as of June 30, 2002 as a result of scheduled principal repayments, issuance of a new letter of credit, and the sale of assets. The credit limit will be subject to further reductions as the periodic scheduled principal repayments become due. The facility is available for new borrowings when direct borrowings are reduced below the credit limit.

At June 30, 2002, our outstanding balance was $33.5 million (plus outstanding letters of credit of $6.2 million). During the six months ended June 30, 2002, we made cash payments totaling $19.6 million, which is $15.6 million greater than our scheduled paydowns, resulting in $14.8 million of borrowing capacity until the next scheduled September 30, 2002 direct borrowing limit reduction of $3 million.

The maturity date of the amended facility is June 30, 2003, with an extension to December 31, 2003 if a sale of DSI occurs and results in $4 million net proceeds, or if we elect to increase the interest rate by 1% during the extension period. Upon closing a sale of DSI, we would be required to make a payment to the Bank Group to permanently reduce the credit facility. The payment would be the greater of $4 million or 85% of the net sale proceeds as defined. Under the amended facility, the direct borrowings limit will be permanently reduced by future required principal repayments as follows:

     o    $3 million on September 30, 2002;
     o    $2.25 million on December 31, 2002 and March 31, 2003;
     o    $2.5 million on June 30, 2003; and
     o    $2.5 million on September 30, 2003 (if maturity date is extended).

If we were to only remit payments in total equal to the scheduled principal repayments through maturity at June 30, 2003, the unpaid balance would be $39.1 million. Our credit facility expires on June 30, 2003, although we have options to extend the maturity to December 31, 2003. In 2003, we will be required to either repay any remaining principal or refinance the credit facility. We believe we will be able to refinance the facility at that time, although there can be no assurances that such financing will be available on terms acceptable to the Company, if at all.

The amended facility bears interest at a base rate equal to the higher of a) the annual rate of interest announced from time to time by Fleet National Bank as its best rate, or b) one-half of one percent above the Federal Funds Effective Rate, for the portion of the facility equal to the Formula Borrowing Base ("FBB"). The FBB equals 80% of eligible accounts, which include U.S. and Canadian accounts receivable. The rate of interest is three percentage points higher than the base rate for the facility balance outstanding in excess of the FBB. Interest is due and payable monthly in arrears. The interest rate was 4.75% for the FBB portion and 7.75% for the excess portion at June 30, 2002. At June 30, 2002, the FBB was $15.9 million and the excess of borrowings over the FBB was $17.6 million.

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

From July 1, 2002 to August 14, 2002 we made $1.8 million additional non-scheduled cash payments to reduce the outstanding facility balance to $31.7 million. As of August 14, 2002 we have $16.6 million of borrowing capacity until the scheduled September 30, 2002 direct borrowing limit reduction of $3 million.

We had negative working capital of $16.3 million at June 30, 2002, compared to negative working capital of $394.3 million at September 30, 2001. The negative working capital at June 30, 2002 results from the current period reclassification of our $33.5 million revolving credit facility, due June 30, 2003, from long-term to current. The working capital deficiency at September 30, 2001 was primarily due to $310 million in notes, $51 million of related accrued interest, and $55.1 million of borrowings under the senior secured revolving credit facility. Excluding the credit facility balance, our working capital at June 30, 2002 was a positive $17.2 million.

To facilitate comparison of cash flow activity, cash flows for the nine months ended June 30, 2002 discussed below represents the combination of the three-month period ended December 31, 2001 (Predecessor Company) and the six-month period ended June 30, 2002 (Reorganized Company) presented in the accompanying Condensed Consolidated Statements of Cash Flows.

Net cash provided by operating activities was $15.8 million for the nine months ended June 30, 2002, compared to $14.7 million in the comparable prior year period.

Net cash used in investing activities was $3.2 million in the current nine-month period, compared to cash used in investing activities of $4 million in the comparable prior year period. Expenditures in both years were primarily for purchases of equipment.

Net cash used in financing activities was $21.6 million during the current nine-month period, compared to $0.8 million provided by financing activities in the prior period. In both periods, cash was used to pay down the revolving credit facility, and the prior year amount also includes $0.8 million received on liquidation of a currency swap contract.

Our cash balance totaled $16.7 million at June 30, 2002 compared to $24.3 million at September 30, 2001. Approximately 55% of the June 30, 2002 cash balance is located at our foreign subsidiaries compared to approximately 50% at September 30, 2001. Our use of excess cash as additional payments against our credit facility resulted in the decrease of domestic cash on hand.

RISK FACTORS

You should carefully consider the following risk factors and all of the other information included in this Quarterly Report in evaluating our business and our prospects. Investing in our common stock involves a high degree of risk.
Additional risks and uncertainties may also materially adversely affect our business and financial condition in the future. Any of the following risks could materially adversely affect our business, operating results or financial condition and could result in a complete loss of your investment.

We recently effectuated a financial restructuring pursuant to a prepackaged Chapter 11 plan of reorganization, we have a history of net losses and we may face liquidity issues in the future.

On October 19, 2001 we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and a prepackaged plan of reorganization. The Bankruptcy Court confirmed the plan of reorganization on December 10, 2001 and we emerged from our bankruptcy proceedings effective December 31, 2001. Pursuant to the financial restructuring, our formerly publicly traded 10-7/8% Senior Subordinated Notes, accrued interest related to such notes, and our previously existing common stock were canceled and exchanged for shares of our new common stock. However, our completion of bankruptcy proceedings does not assure our continued success. For example, the bankruptcy proceedings described above are our second bankruptcy; we previously filed a plan of reorganization in January 1996 and emerged from those proceedings in June 1996. If our financial performance does not exceed our recent historical results, the price of our common stock could decline and your investment could be materially adversely affected. As part of our plan of reorganization, our lenders modified the terms of our senior credit facility which encumbers substantially all of our assets. This facility also includes mandatory periodic paydowns and covenant restrictions concerning the commitment limits of this facility including levels of collateral, financial covenants, and limitations on capital expenditures. Our credit facility is scheduled to mature on June 30, 2003, or under certain circumstances on December 31, 2003, at which time we will be required to renew, refinance, or modify the credit facility with our lenders or locate alternative financing. These restrictions and provisions could have an adverse impact on our future liquidity and ability to implement our business plan.

We expect our revenues to continue to decrease over the next few years, which could inhibit us from achieving or sustaining profitability or even prevent us from continuing to operate.

Our accumulated deficit through December 31, 2001 has been eliminated as a result of Fresh Start Reporting. However, we have not recorded sustained profitable operating results for quite some time. To achieve sustained future profitability we will need to generate and sustain planned revenues while satisfying our payment obligations under the terms of our senior secured revolving credit facility (including mandatory paydowns) and maintaining reasonable cost and expense levels. We do not know when or if we will become profitable on a sustained basis. If we fail to achieve consistent profitability and generate sufficient cash flows, we will face liquidity and bank covenant issues and our senior secured debt could become immediately due and payable on demand. Even though we achieved profitability in the six months ended June 30, 2002, we may not be able to sustain or increase profitability on a quarterly or an annual basis. Any failure on our part to achieve or sustain profitability could cause our stock price to decline.

The development of alternate technologies in the document management industry is decreasing the need for our micrographics services and products.

The document management industry is rapidly changing. The recent trend of technological advances and attendant price declines in digital systems and products is expected to continue. As a result, in certain instances, potential micrographics customers have deferred, and may continue to defer, investments in micrographics systems (including our XFP 2000 COM system) and the utilization of micrographics service centers while evaluating the abilities of other technologies. Additionally, the continuing development of local area computer networks and similar systems based on digital technologies has resulted and will continue to result in many of our customers changing their use of micrographics from document storage, distribution and access to primarily archival use. We believe that this is at least part of the reason for the declines in recent years in both sales and prices of our duplicate film, readers and reader/printers. Our service centers also are producing fewer duplicate microfiche per original for customers, reflecting the shift towards using micrographics primarily for storage. Revenues for our micrographics services and products, including COM service revenues, COM system revenues, maintenance service revenues and micrographics supplies revenues, have been adversely affected for each of the past five fiscal years and will likely in the future be substantially adversely affected by, among other things, the increasing use of digital technology. COM revenues from services, system and supplies sales declined 22.6% in 2001 from fiscal year 2000 revenues. Overall, COM revenues represented 63% of our revenues for the nine-month period ended June 30, 2002, 69% of our fiscal 2001 revenues, 71% of 2000 revenues, 83% of 1999 revenues, 91% of 1998 revenues and 95% of 1997 revenues. Additionally, the rapidly changing document management industry has resulted in price competition in certain of our businesses, particularly COM services. We have been and we expect to continue to be impacted adversely by the decline in the demand for COM services, the declining market for COM systems and the attendant reduction in supplies revenues. We expect that our revenues for maintenance of COM systems will continue to decline as a result of decreasing use and fewer sales of COM systems. Additionally, the growth of alternate technologies has created consolidation in the micrographics segment of the document management industry. To the extent consolidation in the micrographics segment has the effect of causing major providers of micrographics services and products to cease providing such services and products, the negative trends in the segment, such as competition from alternate technologies described above, may accelerate. If we do not adapt to the rapid changes in the document management industry, our business will suffer and your investment will be adversely affected.

Intense competition in the document management industry could prevent us from increasing or sustaining our revenues and prevent us from achieving or sustaining profitability.

The document management industry is becoming increasingly competitive, especially in the market for Internet-based document management services. We face, and will continue to face, competition from other document-management outsource-service providers as well as from document-management software providers who offer in-house solutions. Some of our competitors are leading original equipment manufacturers with established client-relationships in our target markets. Some of our competitors are significantly larger than we are and have greater financial resources, greater name recognition and longer operating histories than we have. Our competitors may be able to respond more quickly or adjust prices more effectively to take advantage of new opportunities or customer requirements. Increased competition could result in pricing pressures, reduced sales, reduced margins or failure to achieve or maintain widespread market acceptance, any of which could prevent us from increasing or sustaining our revenues and achieving or sustaining profitability.

Fluctuation in our quarterly financial results may cause instability in our stock price.

Our COM business has experienced and continues to experience trending decline; however, the rate at which this decline will impact our operations is difficult to predict. Additionally, we attempt to base our operating expenses on anticipated revenue levels, and a substantial percentage of our expenses are fixed in the short term. As a result, any delay in generating or recognizing revenues could cause our operating results to be below expectations. Moreover, the operating expenses from our growth initiatives may exceed our estimates. Any or all of these factors could cause the price of our common stock to decline.

If we are unable to decrease our costs to match the decline in our revenues, we may not be able to achieve or sustain profitability.

The decline in the demand for COM services, systems and maintenance and the attendant reduction in supplies revenues have adversely affected our business. Over the past several years, COM revenues from services, system and supplies sales have been steadily decreasing as a percentage of our revenues and declined 23% in 2001 from fiscal year 2000 revenues. We expect that our revenues for maintenance of COM systems will continue to decline as a result of decreasing use and fewer sales of COM systems. We have taken steps such as facilities consolidation and personnel reductions to reduce our cost structure and offset the decrease in COM revenues. We intend to take additional measures as necessary to continue to reduce our cost structure. If these measures are unsuccessful, we will not realize profits from our COM business and your investment may be adversely affected.

If our future results do not meet or exceed the projections and assumptions we made for Fresh Start Reporting purposes, we may have to write down the values of some of our assets.

On December 31, 2001, as a result of our emergence from bankruptcy, we adopted Fresh Start Reporting. This resulted in material changes to our financial statements including the recording of an asset for "reorganization value in excess of identifiable net assets." We determined the value of our business and accordingly, our reorganization asset by making certain projections and assumptions based on historical results as well as our best estimates of expected future market conditions. Unfavorable changes compared to our projections used for Fresh Start Reporting purposes could result in future impairments of our reorganization asset and our identifiable intangible assets. If these assets were to be impaired, the value of your investment could decline.

If we are unable to make technological advancements and upgrades to our current product and services offerings, we will lose market share.

In order to maintain and grow market share, we continually invest in offering new customer solutions and in upgrading our storage and delivery systems and infrastructure. We cannot assure you that we will be able to continue to develop innovations in our software to stay abreast of client needs. We also cannot assure you that we will be able to maintain or upgrade our infrastructure to take advantage of new technology. Our future plans for growth and a return to profitability would be detrimentally affected if we are unable to develop new and innovative customer solutions or if we are unable to sustain our infrastructure.

Litigation or third party claims of intellectual property infringement could require us to spend substantial time and money and adversely affect our ability to develop and commercialize products.

Third parties may accuse us of employing their proprietary technology without authorization. In addition, third parties may obtain patents that relate to our technologies and claim that our use of such technologies infringes these patents. Regardless of their merit, such claims could require us to incur substantial costs, including the diversion of management and technical personnel, in defending ourselves against any such claims or enforcing our patents. In the event that a successful claim of infringement is brought against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, or at all. Defense of any lawsuit or failure to obtain any of these licenses could adversely affect our ability to develop and commercialize products and our operating results.

The loss of key personnel or the inability to attract and retain additional personnel could impair our ability to expand our operations.

We are highly dependent on the principal members of our management team and the technical expertise of our personnel, especially in our Technical Services business unit. The success of this business is based on our technical expertise and proven ability to provide fast, expert, on-site service and support around the clock. This service is provided in North America and Europe by approximately 500 highly trained Anacomp technicians, the loss of whose services might adversely impact the achievement of our business objectives. Moreover, our business operations will require additional expertise in specific industries and areas applicable to products identified and developed through our technologies. These activities will require the addition of new personnel, including management and technical personnel as well as the development of additional expertise by existing employees. Competition for experienced technicians may limit our ability to attract or retain such technicians. If we are unable to attract such personnel or to develop this expertise, we may not be able to sustain or expand our operations in a timely manner or at all.

We face business, political and economic risks because a significant portion of our sales is to customers outside of the United States.

Revenues from operations outside the United States accounted for 33% of our total revenue for the nine-month period ended June 30, 2002 and 30% of our total revenue in fiscal year 2001. Although we previously announced our intent to sell all or parts of our European document management business, our success continues to depend upon our international operations, and we expect that a significant portion of our total future revenues will be generated from international sales. Our international business involves a number of risks, including:

     o    our  ability to adapt our  products  to  foreign  design  methods  and practices;
     o    cultural differences in the conduct of business;
     o    difficulty in attracting and retaining qualified personnel;
     o longer payment cycles for and greater difficulty collecting accounts receivable;
     o unexpected changes in regulatory requirements, royalties and withholding taxes that restrict the repatriation of earnings;
     o    tariffs and other trade barriers;
     o    the burden of complying with a wide variety of foreign laws;
     o political, economic or military conditions associated with current worldwide conflicts and events;
     o the exchange markets and our ability to generate, preserve and repatriate proceeds and dividends to the parent company in the United States; and
     o to the extent that profit is generated or losses are incurred in foreign countries, our effective income tax rate may be significantly affected. Any of these factors could significantly harm our future international sales and, consequently, our revenues and results of operations and business and financial condition.

We use hazardous chemicals in our business and any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our operations involve the use and sale of hazardous chemicals. Although we believe that our safety procedures for handling and disposing comply with the applicable standards, we cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. In the event of an accident, we may be sued for any injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our insurance coverage and our total assets.

Disclosure of trade secrets could aid our competitors.

We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, our employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. If our trade secrets become known we may lose our competitive position.

If we are unable to adequately protect our intellectual property, third parties may be able to use our technology, which could adversely affect our ability to compete in the market.

Our success will depend in part on our ability to obtain protection for our intellectual property. We will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that our software is copyrightable and business methods are patentable under applicable intellectual property laws or are effectively maintained as trade secrets. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. Furthermore, others may independently develop similar or alternative technologies or design around our intellectual property protections. In addition, our competitors may independently develop substantially equivalent proprietary information or may otherwise gain access to our trade secrets.

Difficulties we may encounter managing our growth may divert resources and limit our ability to successfully expand our operations and implement our business plan.

We anticipate that our operations will be able to grow as a result of our reorganization. Our growth in the future assumes potential acquisitions that may place a strain on our administrative personnel and operational infrastructure should such acquisitions occur. We cannot assure you that we will be able to identify acquisition candidates, or be able to consummate acquisitions on terms acceptable to us, if at all. Additionally, we cannot assure you that we will have funds available for making acquisitions. Effectively managing growth will also require us to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

We rely on a few suppliers to provide us COM products that while in decline, are essential to our operations.

Supplies and system sales represented approximately 49% of the total revenue from our Technical Services Business Unit, or 21% of our total revenue, for fiscal year 2001. The primary products in the supplies business of our Technical Services Business Unit are silver halide original COM film and non-silver duplicating microfilm. We obtain all of our silver halide products through an exclusive multi-year supply agreement with a single provider and our duplicate film products from two other providers. Any disruption in the supply relationship between Anacomp and such suppliers could result in delays or reductions in product shipment or increases in product costs that adversely affect our operating results in any given period. In the event of any such disruption, we cannot assure you that we could develop alternative sources of raw materials and supplies at acceptable prices and within reasonable times. Additionally, as the demand for COM services declines, the demand for COM supplies falls as well. If the decline in COM supplies is greater than planned, our profitability and liquidity would decline as well.

Our stock price may be volatile, and you may not be able to resell your shares at or above the price you paid, or at all.

Since the effective date of our bankruptcy restructuring, our common stock has had limited trading activity on the OTC Bulletin Board. We cannot predict the extent to which investor interest in our stock will lead to the development of a more active trading market, how liquid that market might become or whether it will be sustained. The trading price of our common stock could be subject to wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this report. In addition, the stock markets in general have experienced extreme price and volume fluctuations. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Revenues generated outside of the United States, as a percentage of total revenues, were 33% and 30% for the nine-month periods ended June 30, 2002 and 2001, respectively. Fluctuations in foreign exchange rates could impact operating results through translation of our subsidiaries' financial statements. Recent global economic events have caused exchange rates in general to rise over the past several months, making foreign currencies more valuable in terms of the U.S. dollar. For example, the Euro has risen almost 14% during the three months ended June 30, 2002. Exchange rate changes of this magnitude can have a material affect on our financial statement results, particularly with regard to the accumulated other comprehensive income or loss account in the equity section of the balance sheet.

Our revolving credit facility bears interest at variable rates and is therefore affected by the general level of U.S. interest rates. We had $33.5 million outstanding under our facility on June 30, 2002. If interest rates were to increase 2%, annual interest expense would increase approximately $0.7 million based on the $33.5 million outstanding balance.

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

Substantially all claims that were filed in conjunction with the Chapter 11 proceedings have been disallowed by the court. The majority of the claims were paid prior to or subsequent to our bankruptcy filing. The remainder related to executory contracts assumed under the Plan, represent duplicate claims, claim amounts that differ from our records or claims that were filed late or are unsubstantiated. As a result, there are no unrecorded claims.

Item 2. Changes in Securities and Use of Proceeds

     (a) As a part of the Plan confirmed by the Bankruptcy Court, Anacomp's Articles of Incorporation and Bylaws were amended. The amendments were adopted in part to create the rights and preference of the Class A Common Stock and the Class B Common Stock.

     (c) As part of the Plan, Anacomp issued a total of 4,030,000 shares of Class A Common Stock to the holders of its 10-7/8% senior subordinated notes and a total of 4,034 shares of Class B Common Stock and warrants to purchase 783,077 shares of Class B Common Stock to the holders of common stock outstanding as of the effective date of the Plan. Each warrant is exercisable for a period of five years for the purchase of one share of Class B Common Stock at an exercise price of $61.54 per share. These issuances were exempt from the registration requirements of the Securities Act by reason of the exemption provided for shares issued in a bankruptcy reorganization.

Item 6.  Exhibits and Reports on Form 8-K (exhibits incorporated by reference)

     (a) Exhibits: For a list of exhibits filed with this quarterly report, refer to the Index of Exhibits below.

     (b) During the period covered by this report, we filed the following reports on Form 8-K:


          (1) On May 29, 2002, we filed a Form 8-K to announce a change in our certifying accountant to Ernst & Young.
          (2) On July 3, 2002, we filed a Form 8-K to announce a restructuring charge in conjunction with a reorganization of our operations.

                                      INDEX TO EXHIBITS


  EXHIBIT
   NUMBER                 DESCRIPTION OF DOCUMENT

     3.1 Amended and Restated Articles of Incorporation of Anacomp as of December 31, 2001. *
     3.2  Amended and  restated  Bylaws of Anacomp as of December  31,  2001.  *
     10.1 Lease Agreement by and between Anacomp and Kilroy Realty, L.P., a Delaware limited partnership dated June 14, 2002
     10.2 Consulting Agreement by and between Anacomp and Steven G. Singer dated May 7, 2002
     99.1 Certification of Chief Executive Officer
     99.2 Certification of Chief Financial Officer

* Incorporated by reference from the exhibits to the registration statement on Form 8-A filed by Anacomp on January 9, 2002.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ANACOMP, INC.




                                        /s/ Linster W. Fox
                                        ________________________
                                        Linster W. Fox
                                        Executive Vice President,
                                        Chief Financial Officer and Director




Date: August 14, 2002