Form 10-Q/A
period 2002-06-30
ANACOMP INC
filed 2002-11-27
CIK 6260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A


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

(This amendment is being filed to add an exhibit inadvertently omitted from the original filing. Pursuant to applicable rules, this amendment only includes the text of the item being amended.)




                                      INDEX


  PART II.      OTHER INFORMATION                                                 Page

  Item 6.       Exhibits and Reports on Form 8-K............................        2

  SIGNATURES................................................................        4

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

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

                                      INDEX TO EXHIBITS


  EXHIBIT
   NUMBER                 DESCRIPTION OF DOCUMENT

     3.1 Amended and Restated Articles of Incorporation of Anacomp as of December 31, 2001. *
     3.2  Amended and  restated  Bylaws of Anacomp as of April 25, 2002.
     10.1 Lease Agreement by and between Anacomp and Kilroy Realty, L.P., a Delaware limited partnership dated June 14, 2002 (previously filed)
     10.2 Consulting Agreement by and between Anacomp and Steven G. Singer dated May 7, 2002 (previously filed)
     99.1 Certification of Chief Executive Officer (previously filed)
     99.2 Certification of Chief Financial Officer (previously filed)

* Incorporated by reference from the exhibits to the registration statement on Form 8-A filed by Anacomp on January 9, 2002.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ANACOMP, INC.




                                        /s/ Linster W. Fox
                                        ________________________
                                        Linster W. Fox
                                        Executive Vice President
                                        and Chief Financial Officer




Date: November 27, 2002