Form 10-K
period 2002-09-30
ANACOMP INC
filed 2002-12-27
CIK 6260

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number (1-8328)

Anacomp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Indiana (State or Other Jurisdiction of Incorporation or Organization)	35-1144230 (I.R.S. Employer Identification No.)

15378 Avenue of Science, San Diego, California 92128-3407
(858) 716-3400
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Principal Executive Office)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Class A Common Stock, $0.01 par value
Class B Common Stock $0.01 par value
Class B Common Stock Warrants

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $62,078,940 as of March 29, 2002 (based upon the closing price for shares of the registrant's common stock as reported by the OTC Bulletin Board for March 29, 2002, the last business day of the registrant's most recently completed second fiscal quarter) and $12,352,580 as of December 19, 2002 (based upon the closing price for shares of the registrant's common stock as reported by the OTC Bulletin Board for December 19, 2002). Shares of common stock held by each of the registrant's executive officers, directors and stockholders whose ownership exceeds 10% of our common stock outstanding at March 29, 2002 and December 19, 2002, respectively, have been excluded in that such persons may be deemed to be affiliates of the registrant. However, this determination of affiliate status is not necessarily a conclusive determination for any other purpose.

        As of December 19, 2002, the number of outstanding shares of the registrant's Class A Common Stock, $0.01 par value, was 4,032,000 and the number of outstanding shares of the registrant's Class B Common Stock, $0.01 par value, was 4,034.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2002 Annual Meeting of Shareholders, currently scheduled to be held on February 25, 2003, are incorporated by reference into Part III of this report. Such Definitive Proxy Statement (or an amendment to this report on Form 10-K containing the information to be incorporated by reference) will be filed with the Commission not later than 120 days after the conclusion of the registrant's fiscal year ended September 30, 2002.

ANACOMP, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2002

INDEX

PART I

ITEM 1. BUSINESS

        This Annual Report, including Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as our future plans and operations, sales levels, liquidity needs, anticipated growth of the markets in which we operate, revenue trends and other statements regarding matters that are not historical are forward-looking statements.

        Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith and judgment of our management, such statements can only be based on facts and factors of which we are currently aware. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Our actual results, performance, achievements and other items contained in the forward-looking statements may differ materially from those discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading "Risk Factors" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. We encourage you to not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. We encourage you to carefully review and consider the various disclosures made in this Annual Report on Form 10-K, which attempt to address the risks and factors that may affect our business, financial condition, results of operations and prospects. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by forward-looking statements. Risks, uncertainties and other important factors include, among others:

  •
  general economic and business conditions;
  •
  industry trends and growth rates;
  •
  industry capacity;
  •
  competition;
  •
  future technology;
  •
  the continuing decline of the Computer Output to Microfiche (COM) business;
  •
  raw materials costs and availability;
  •
  currency fluctuations;
  •
  fluctuation in pension fund investment returns;
  •
  the loss of any significant customers or suppliers;
  •
  changes in business strategy or development plans;
  •
  litigation issues;
  •
  successful development of new products;
  •
  anticipated financial performance and contributions of our products and services;
  •
  availability, terms and deployment of capital;
  •
  ability to meet debt service obligations;
  •
  availability of qualified personnel;
  •
  changes in ownership;
  •
  changes in, or the failure or inability to comply with, government regulations; or

  •
  other factors referenced in this public filing.

OVERVIEW

        Anacomp®, Inc. (together with its consolidated subsidiaries, "Anacomp" or the "Company") is a global provider of information outsourcing, maintenance support, and imaging and print solutions. Anacomp was incorporated in Indiana in 1968 and has active international subsidiaries in Austria, Belgium, Canada, France, Germany, Italy, the Netherlands, Scandinavia and the United Kingdom. Anacomp's headquarters are located at 15378 Avenue of Science in San Diego, California 92128-3407, and the telephone number is (858) 716-3400.

        For nearly 35 years, Anacomp has provided a broad range of analog and digital archive and retrieval services and systems to help companies manage and distribute their critical business documents. We are also one of the world's leading independent, vendor neutral providers of Multi-Vendor Services (MVS). We offer expert installation and maintenance services for a broad array of third party equipment, such as mass storage devices and high-speed output systems. In addition, we provide systems and related supplies and services to much of the installed base of COM (Computer Output to Microfilm) imaging systems worldwide through a combination of direct sales, telemarketing and distributors. Anacomp was once the primary manufacturer for most of the base of this installed equipment and today we provide "as new" systems to our customers in North America, Japan and Europe. We also refurbish high-speed laser printers and provide maintenance support for a number of these devices, as well as selling associated supplies.

        We deliver our products and services to more than 7,000 businesses and organizations in 68 countries directly or through our worldwide network of dealers and distributors. We have a large base of premier customers in the banking, insurance and brokerage sectors, including approximately one half of the Fortune 500 companies. Our information outsourcing sales efforts are focused heavily on these three segments, each of which has substantial and diverse document management needs. We are currently expanding our range of outsource services, adding document imaging (scanning) services, printing services and e-mail archive capabilities to meet the demanding requirements of these and other markets. By meeting our customers' full range of information outsourcing needs in this way, we expect to provide increased value and to maximize our business with each customer.

        In previous years, our business results have been reported in two primary business units, Document Solutions and Technical Services. In fiscal year 2002, these businesses were merged together in an effort to create synergy for our business across product lines and to reduce operating costs. We believe our business offerings can be sold more effectively through a single dedicated sales channel and that a number of operating efficiencies will be realized by combining our sales, operating and support organizations. The majority of our business relates to managing customer documents, supporting the devices these documents are captured or printed on, and providing supplies for the same. We believe we can service our existing and future customers more effectively by "bundling" an expanded list of services (e.g., Web viewing, CD Services, printing, scanning and long-term archival storage). As a result we no longer report our operating results in separate business units.

Bankruptcy Reorganization

        On October 19, 2001, we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged plan of reorganization (the "Plan"), with the U.S. Bankruptcy Court for the Southern District of California. The U.S. Bankruptcy Court confirmed the Plan on December 10, 2001, and we emerged from bankruptcy effective December 31, 2001.

        The primary benefits of our bankruptcy were the elimination of $310 million of debt, related accrued interest of $52.3 million and the related annual interest expense of approximately $34 million.

Additionally, our credit facility was amended such that we cured previous events of default and we continue to have the ability to borrow under the credit facility.

        Under the Plan, our publicly traded 10 7/8% senior subordinated notes, related accrued interest and existing Anacomp common stock were canceled, and new common stock was issued. New Class A Common Stock was distributed to the holders of the notes, as well as reserved for issuance as incentive compensation to Anacomp personnel. New Class B Common Stock was issued and distributed to holders of previously existing Anacomp common stock. Terms and conditions of the Class A and Class B Common Stock are identical, including voting rights, dividends, when and if declared, and liquidation rights, subject to any preference of preferred stock as may be issued in the future. Preferred stock is authorized to be issued in one or more series with terms to be established at the time of issuance by our Board of Directors.

        In exchange for the notes totaling $310 million and related accrued interest totaling $52.3 million, holders of the notes received 4,030,000 shares of new Class A Common Stock. Holders of previously existing common stock received 4,034 shares of new Class B Common Stock. In addition, for each share of new Class B Common Stock issued, these shareholders received 194.12 warrants. Each warrant is exercisable for a period of five years for the purchase of one share of the new Class B Common Stock at an exercise price of $61.54 per share. As a result, 783,077 warrants to purchase Class B Common Stock were issued.

        Holders of Class A Common Stock own 99.9% of our equity and those holding Class B Common Stock own 0.1%.

        Anacomp's financial results for fiscal 2002 reflect the continuing overall decline in the COM business, growth in our Multi-Vendor Services and Web Presentment offerings, the effects of our financial restructuring and associated debt elimination, and re-payment of a significant portion of the outstanding balance of our credit facility. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Notes to the Company's Consolidated Financial Statements for additional information with respect to our fiscal 2002 financial performance and liquidity.

Document Management Industry

        The document management industry in which Anacomp conducts business provides businesses and organizations with products and services for storing, distributing and accessing critical documents. Today, the rapid increase in the number of documents generated in both commercial and non-commercial sectors, combined with the rapid advance of digital technologies, is fueling growth in the industry. We estimate that the overall document management and related services market has been growing by more than 20% annually since 2000 and that the market may reach $6.6 billion in 2003. We believe that this anticipated growth is based primarily on the following customer requirements:

          Immediate Access to Information—To react quickly and effectively to changing business conditions, companies need ready access to information on their business and on their customers. They also need to provide their customers with immediate access to their account information via the Web in order to compete effectively in the financial marketplace,

          Outsourcing Alternatives—Businesses are increasingly looking to outsource non-core activities. Document management has been identified as a good candidate for outsourcing. Most companies can implement document management faster, more effectively and less expensively through third parties. It is estimated that approximately 70% of businesses regularly use outsourcers. Anacomp is regarded as an Application Service Provider (ASP) in the area of information outsourcing,

          Application Focused Support—Businesses are no longer content with generic document management products or services; rather, they demand solutions that are tailored to the specific tasks their personnel and customers perform, including the ability to have vital business information readily available in customer interactions. To meet this need document management companies must focus on developing expertise on particular business processes in selected industries,

          Current Events—A fourth and most unfortunate factor, current events, have also begun to drive the rapid adoption of document management systems. As a result of the terrorist attacks on September 11, 2001, businesses are concerned about being vulnerable to manmade disasters and are looking to identify ways to manage critical information on their internal business processes and resources, their suppliers and their customers. Financial institutions, reeling in the wake of numerous recent financial failures and corporate misconduct, are being driven by new regulations to record all activity related to their ongoing business. Newly issued HIPAA regulations, which affect the record keeping requirements of all health insurance providers, are also pushing faster adoption of document management technologies, including service-based offerings. The "current events" factor has only had marginal impact on the document management market to date but could have a substantial effect in the long-term.

Products and Services

        Anacomp provides archive and retrieval services based upon the document accessibility, security and archival requirements of our customers' businesses. Utilizing our extensive infrastructure, a growing number of our customers transmit their documents to our data and document service centers via our secure, high-speed, data network. We offer three primary information outsourcing services: (1) we host customer documents on a server and provide secure, high-speed access to them via standard Web browsers, (2) we convert customer documents to industry standard formats and package them on Compact Disc-Recordable (CD-R) media with a viewer and navigational tools and (3) we index these documents and capture them on microfiche or microfilm, a very stable, economical, long-term storage alternative.

        Anacomp's maintenance support services are offered in North America and Europe primarily through a dedicated, experienced organization of over 400 service professionals. We extend this service to approximately 50 countries through our worldwide network of affiliated, certified service technicians. We support more than 85 hardware manufacturers, resellers and distributors.

        During fiscal year 2002, as a follow-on to our restructuring efforts, we focused on a number of items that we felt were important to reaffirm Anacomp's leadership position in the document management and related services marketplace. The first step was to demonstrate that we had a valid business that could generate substantial cash flow and operating income from continuing operations. We generated pre-tax income from continuing operations in the nine months ended September 30, 2002 by managing costs closely and carefully evaluating investments in our future business. Second, we examined our existing business to determine where our focus should be in order to achieve positive results in fiscal year 2003. We reorganized our workforce by combining the field organizations of Document Solutions and Technical Services into one organization, which created: an executive level position to oversee all sales and marketing activities; and a single support group for our data centers, Web Presentment operations, field services operations and process quality. The net effect of these changes was to give each of our sales associates full access to sell our entire product line, to introduce additional offerings and to nurture synergies between the product lines by bundling our services and products for sale to our customers.

        Our new business structure manages results along product lines distinguished primarily by technology usage. This will enable us to focus more clearly on stabilizing declining revenues in mature product lines and to manage revenue generation in moderate and higher growth technology segments. Our overall revenues in fiscal year 2002 declined from $306 million to $242 million or 21%, primarily as a result of a 27% decrease in COM-related businesses. Non-COM related revenues decreased by $6 million or 7% as a result of the sale of our Switzerland operations. The Switzerland operations contributed approximately $14 million of non-COM revenue in fiscal year 2001.

        CD Services.    Anacomp offers industry-leading outsource services for storing, delivering and accessing documents using the CD-R medium. This outsource service provides customers with an easy-to-use, high-capacity, portable, standardized solution for the electronic distribution, access and storage of invoices, reports, statements, policies, trade confirmations and other important documents. Since entering the emerging field of CD-based document management in 1995, Anacomp has become one of the world's largest providers of computer output to CD. During fiscal year 2002, we provided over 1,100 customers with CD Services, with the majority of these customers based in North America.

        Our CD Services revenues declined by $2 million or 7% in fiscal year 2002 after being a consistently strong contributor to revenue growth in the past two years. CD revenues grew from $26.7 million or 7% of total Company revenues in fiscal year 2000 to $30.1 million, or 10% of revenues in fiscal year 2001, representing growth of $3.4 million. We expect the moderate decline in CD revenues in fiscal year 2002 to continue into fiscal year 2003 and beyond as CD services are becoming increasingly commodity-driven and prices are continuing to erode. We believe we can mitigate these effects by increasing product sales by linking CD usage with our growing Web services segment. Primary competition in this market is from large document services providers such as Lason, from hundreds of local and regional CD services providers as well as in house on-line viewing systems. These revenues are reported as CD/Digital in our financial statements.

        Web Presentment ServiceSM.    Anacomp's Web Presentment Service provides what we believe is an industry-leading capability for storing, delivering and accessing documents using the Internet. This outsource service provides 24x7 worldwide access to critical information for authorized users. Customer print data streams are securely transmitted to an Anacomp Data Center, where the information is indexed and converted to a format suitable for viewing through industry-standard Web browsers. Critical customer information can be stored concurrently at dual sites, facilitating disaster recovery planning. Records for all aspects of the customer storage process are maintained for the storage life of the document, providing an auditable record of all document activity. We believe that financial market businesses, with highly regulated document retention and control requirements, will be among the primary users of this service. Web Presentment Service is primarily sold via Anacomp's direct sales force.

        Web Presentment Service revenues increased by 41% in fiscal year 2002, growing from $11.1 million in fiscal year 2001 to $15.7 million. We expect continued growth from this revenue stream in fiscal year 2003 based upon a number of factors, including increased customer awareness and recognition; a strong sales pipeline at the end of fiscal year 2002; increased national concern for information security; and tighter financial reporting and record keeping requirements.    Web Presentment Service revenues are currently generated primarily in North America. We have recently begun to focus on expanding this customer base throughout the U.K. and Italy.

        Competition is growing in the Internet-based document management services market. In the U.S., several smaller companies are offering somewhat similar services on a regional basis. Some nationwide competitors have also emerged and are focused on vertical market sectors or specific, more narrowly focused applications such as check presentment, enrollment or e-mail support. In particular, there is intense competition in the area of online document viewing. Nevertheless, the major competition for Anacomp's Web Presentment Service in North America is in-house solutions (i.e., software licenses sold to corporations for running a Web service on internal computer equipment). Providers of technology for compatible in-house solutions include FileNET Corporation, Documentum, Inc., SER, Mobius Management Systems and IBM. In the last several months, some of these in-house software solutions providers, recognizing the merits and potential revenues of a services-based solution, have begun initiating competing service offerings, by partnering with existing document services providers. The current economic conditions and widely reported limitations on capital spending by companies worldwide favors outsourcing as a more economical means of acquiring Internet-based document management solutions. In the U.K. and Italy, Anacomp competes with both global providers such as IBM and individual document management outsource service providers within each country.

        Integrated System Solutions.    Anacomp previously offered Integrated System Solutions for document management exclusively in our European markets, primarily through our Swiss subsidiary, Cominformatic AG. These services were comprised of software license sales, a limited ASP service offering and attendant professional services based on the internally developed Swiss software platform. In addition, a professional services offering in support of a third party document management and workflow system was included. In fiscal year 2002, we decided to exit this market and sold Cominformatic to edotech Limited, based in Gloucestershire, England effective October 1, 2002. We believe that the service-based document management opportunities in Europe are a better match for our core capabilities and that they will offer Anacomp greater revenue and profit opportunities. Integrated System Solutions revenues were $3.7 million and $17 million for the three months ended December 31, 2001 and twelve months ended September 30, 2001, respectively, and are included with CD/Digital revenues in our financial statements.

        Micrographic Services.    Anacomp is a world leader in Micrographic (COM) Services. With time-tested technological and operational expertise in COM, we image nearly two billion original pages to microfiche each month for thousands of customers worldwide. The majority of these customers are in North America and represent 87% of total revenues from Micrographic Services. Overall, fiscal year 2002 Micrographic Services revenues were $92.6 million and represented 38% of total Company revenues.

        Compared with prior years, this line of business continued to decline in fiscal year 2002 largely as the result of a decreased demand for the COM storage and retrieval medium. Overall, the Micrographic Services revenues declined $27.7 million, or 23%, in fiscal 2002, compared to fiscal year 2001, reflecting the trend in the mature micrographics market segment. The decline in revenues in fiscal year 2001 from fiscal year 2000 was $30.6 million and represented a 20% decrease. We are attempting to minimize the impact of the declining micrographics market on our Micrographic Services business and are currently implementing several strategies that are focused on retaining our business and relationships with our customers, while providing them effective, useful solutions.

        Our primary competitors in the COM outsourcing business in the U.S. marketplace include Lason and SourceCorp. We also compete on a regular basis with hundreds of local and regional COM service providers. To date, competition in this arena has been primarily based on price. We believe we can sustain our market share by providing customers with bundled services that provide COM, print, Web and CD services in a single package. We are also investigating using microfiche and microfilm for additional applications that require very long retention periods and plan to support source document image to COM applications on a regular basis instead of just a case-by-case basis as in the past.

        Multi-Vendor Services.    Our Multi-Vendor Services (MVS) is one of the principal growth areas for us. By providing installation and maintenance for products made by other OEMs, Anacomp is able to leverage our considerable field services and support expertise and infrastructure by expanding far beyond the range of our own products. We offer Multi-Vendor Services using two approaches. First, Anacomp serves as an alternative to maintenance services provided by the OEM (Original Equipment Manufacturers). For example, we offer users of Xerox high-speed laser printers a high-quality, economical alternative to the service offered by Xerox Corporation itself. There is a large installed base of Xerox printers worldwide and, in most cases, Xerox has been the major source of field maintenance services for these critical printing systems. As a second approach, we contract with an OEM to provide maintenance services, including field services as well as optionally available centralized services such as help desk support, logistics support and depot repair for that company's end users. This arrangement appeals to manufacturers that have geographically limited maintenance capabilities or no capabilities of their own, or whose own service operations are more costly to provide than ours. We service many different makes and types of storage products, various routers and switches, high speed printing devices, tape subsystems and many other systems under these arrangements.

        We are striving to grow our MVS business by adding additional OEM partners and Value Added Resellers (VARs), as well as through possible acquisitions. Revenues in 2002 from MVS were $27 million, representing 52% of total maintenance services revenues and 11% of total Company revenues for the year. Annual MVS revenues increased $4.7 million or 21% in fiscal year 2002, after increasing $3.2 million or 17% in fiscal year 2001. MVS revenues of $27.1 million exceeded Micrographic Maintenance Services revenues of $25.4 million for the first time in fiscal year 2002.

        We compete with a number of other providers in the MVS business, including the OEM's themselves and with other third party maintenance providers such as DecisionOne Holdings, the Eastman Kodak Company ("Kodak") and IBM.

        Micrographic Maintenance Services.    Anacomp maintains virtually the entire installed base of Anacomp-manufactured COM systems in use today, as well as COM systems manufactured by other suppliers. We also provide maintenance support for other micrographic equipment, such as retrieval devices, microfilm scanners, cameras and duplicators. Revenues from micrographic maintenance services were $25.4 million or 11% of total Company revenues in fiscal year 2002.

        We have few competitors in our traditional micrographic maintenance services business, and the majority of the equipment we maintain is our own proprietary equipment.

        Imaging and Print Systems.    Anacomp has the largest installed base of COM systems in the world. Our flagship XFP2000® imaging platform remains the premier system in the marketplace, using precise laser-optics and advanced film processing techniques to produce high-quality, original and duplicate images of reports and other documents on microfiche or 16mm roll film. The XFP2000 is the most widely used imaging system in the world, with over 700 installations. We also use the XFP2000 for our own Micrographic Services operations. While we no longer manufacture the XFP2000, we continue to offer "as new" XFP2000 imaging systems for sale, as well as refurbished laser printers. Revenues from imaging and print systems and related equipment in fiscal year 2002 were approximately $4.2 million or 2% of total Company revenues in fiscal year 2002. Imaging and Print Systems revenues are included as Equipment/Supplies in our financial statements. For fiscal year 2003 and beyond, we expect COM imaging systems sales will continue to decline.

        Imaging and Print Supplies.    Complementing Anacomp's imaging and print systems product offerings, we sell and distribute an extensive assortment of supplies to help customers with their imaging needs. These supplies are sold through a centralized telesales group and various distributors worldwide.

        Primary products in our supplies business include silver halide original COM film (used to produce master images) and non-silver duplicating microfilm (used to produce copies of master images). The majority of silver halide original COM film for use of Anacomp's XFP2000 systems is sold in a proprietary package and is currently available only from Anacomp. We obtain our proprietary silver halide products through an exclusive multi-year supply agreement with Kodak. The supplies business also distributes non-proprietary duplicating film to our installed base of imaging systems users. We obtain our duplicate film products through a long-term supply agreement with Intelicoat Technologies. We believe the users of our imaging systems purchase the majority of their original and duplicate film and related chemicals from us. Revenues from supplies sales in fiscal year 2002 were $37.1 million or 15% of total Company revenues and were reported as Equipment/Supplies in our financial statements.

        We have no significant competitors in our proprietary XFP2000 original COM film business. In the original and duplicate COM film market for older imaging systems, we compete with Global Information Distribution, Agfa-Gevaert AG ("Agfa") and Kodak.

Engineering, Research and Development

        Anacomp's ability to meet customer needs for improved technology, and to maintain our leadership in the document management and related services industry, depends on our ability to incorporate evolving technologies into our products and services to meet our customers' needs. Our engineering and development expenses totaled $7.6 million in fiscal year 2002, $7.2 million in fiscal year 2001 and $10.1 million in fiscal year 2000.

        We own numerous patents and licenses covering various aspects of our business lines and production processes, as well as proprietary trade secret information relating to our products and services. While we believe that the protection provided by these patents, licenses and proprietary information is important, we also feel that the knowledge and experience of our employees, along with their abilities to develop and market our services and products and to provide value added benefits to our customers, is equally significant.

Intellectual Property

        Anacomp has three patents that are material to our COM business that prevent competitors from developing a film canister that is usable in the XFP2000 imaging system. As a result, it is more difficult for competitors to offer COM film directly to our customers. Although the COM business is in decline, these patents serve to maintain our leadership in this business segment. We also have one patent that is material to our information outsourcing business. This patent pertains to the compression of color and gray-scale imagery to achieve a high compression of data with a low loss and low computational burden. The patents described above expire at various times between September 2010 and January 2016.

        In addition, we hold trade secrets relating to the compression technology used in our information outsourcing service offerings. While these trade secrets may be patentable, we have not applied for patents for competitive reasons. Our compression technology affords us economies of storage, transmission and back-up of data. As these economies reduce our costs, they provide a competitive advantage. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Our employees and engineering consultants also sign agreements requiring that they assign to us their interests in patents and other intellectual property arising from their work for us. Additionally, all employees sign an agreement not to engage in any conflicting employment or activity during their employment with us nor to disclose or misuse our confidential information. Should these agreements be breached or invalidated, however, there may not be an adequate corrective remedy available. Consequently, we cannot assure that third parties, employees or consultants will not breach the confidentiality provisions in our contracts or infringe or misappropriate our patents, trade secrets and other proprietary rights. The measures we are taking to protect our proprietary rights may also not be adequate.

Raw Materials and Suppliers

        Polyester and silver are the principal raw materials used in the manufacture of both original and duplicate microfilm products. Costs for both polyester and silver remained generally stable in fiscal year 2002 as a result of a relative balance between supply and demand. There can be no assurance, however, that the current conditions will continue.

        Intelicoat Technologies and Anacomp entered into a new four-year agreement in October 2001, in which Intelicoat agreed to supply Anacomp with duplicate microfilm. At this time Intelicoat is the exclusive provider of duplicate microfilm to Anacomp. There is only one other international qualified supplier of duplicate film.

        Anacomp's XFP2000 system utilizes a proprietary, patented original film canister and the original film used in that canister is supplied exclusively by Kodak. We also purchase from Kodak substantially all of our requirements for original microfilm for earlier-generation systems that we manufactured and other older systems.

Industry Segments and Foreign Operations

        Anacomp's business is focused in the document management industry. Previously, our business results were reported in two primary business lines, Document Solutions and Technical Services. We now manage our business through one operating unit. We believe this approach will create operating efficiencies in our sales and support organizations, and that it will promote business decisions that are more synergistic across product lines. Financial information concerning our operations in different geographical areas is included in Note 20 of the Notes to the Consolidated Financial Statements.

Employees

        As of September 30, 2002, we employed approximately 1,600 people at multiple facilities and offices in North America and Europe, excluding our Switzerland subsidiaries that are classified as discontinued operations at September 30, 2002. Some of our employees in certain European countries are represented by worker's councils. We consider our employee relations to be good.

Executive Officers

        The current executive officers of the Company, their ages (as of November 22, 2002) and their positions with the Company are listed in the following table:

NAME	AGE	PRINCIPAL OCCUPATION
Jeffrey R. Cramer	49	President and Chief Executive Officer
Linster W. Fox	53	Director, Executive Vice President and Chief Financial Officer
Richard V. Keele	53	Executive Vice President, Global Marketing and Sales
Frank Roche	56	Executive Vice President and General Manager International
Thomas L. Brown	46	Senior Vice President and Treasurer
Paul J. Najar	40	Executive Vice President—Administration, General Counsel and Secretary
James P. Hunt	43	Senior Vice President of Materials and Repair

        The business experience of each executive officer for the past five years is described below. Each executive officer holds office until his successor is chosen and qualified or until his earlier death, resignation or removal.

        Jeffrey R. Cramer was elected Chief Executive Officer on October 1, 2002 and President on March 18, 2002. Prior to that, he was our Senior Vice President-Technical Services since August 13, 1997. Mr. Cramer joined Anacomp in July 1996 with Anacomp's acquisition of COM Products, Inc., referred to as CPI, and served as Senior Vice President-Business Development from February to August 1997. Mr. Cramer had served as President of CPI since March 1987.

        Linster W. Fox was elected Executive Vice President on April 25, 2002, Director on November 2, 2001, and Senior Vice President and Chief Financial Officer on November 15, 2000, having served as Senior Vice President and Corporate Controller since August 2, 1999, and Vice President and Controller since July 1998. From January 1996 to June 1998, Mr. Fox served as Vice President and U.S. Controller. Previously, Mr. Fox served as Vice President and Controller of our Poway Operations from

May 1995 to December 1995. From October 1992 to May 1995, Mr. Fox was Vice President of Finance and Administration for Poway Operations. Prior to that, Mr. Fox served as Vice President of Finance and Administration for our International Operations from October 1990 to October 1992.

        Richard V. Keele was elected Executive Vice President on April 25, 2002 and has led Anacomp's Global Marketing and Sales force since June 2002. Mr. Keele served as Senior Vice President and Chief Technology Officer since September 2000. Mr. Keele joined Anacomp in January 1997 with the Company's acquisition of Data/Ware Development, Inc. thereafter he served as Senior Vice President of Product Development and President of the Data/Ware Group.

        Frank Roche was elected Executive Vice President—International on July 22, 2002. Mr. Roche joined Anacomp in November 1997 serving as Technical Services Director for the UK and then was promoted to Technical Services Director for the International Region. Prior to joining Anacomp, Mr. Roche was Managing Director and CEO for the Fortay Group Holdings in the UK from 1991 to 1997.

        Thomas L. Brown was elected Senior Vice President and Treasurer on August 10, 2000, having served as Vice President and Treasurer since May 19, 1996. From January 1995 to April 1996, Mr. Brown served as Corporate Controller of Hurco Companies, Inc. Mr. Brown had previously served as Assistant Vice President—Financial Reporting and Analysis for Anacomp from March 1991 until January 1995.

        Paul J. Najar was elected Executive Vice President—Administration, General Counsel and Secretary on April 25, 2002 after serving as Vice President- Administration, General Counsel and Secretary since November 15, 2000. Mr. Najar had served as Associate General Counsel and Assistant Secretary since joining Anacomp in October 1996. Prior to joining Anacomp, Mr. Najar was an attorney for the University of California, Irvine from May 1992 to October 1996.

        James P. Hunt was elected to Senior Vice President of Materials and Repair on July 22, 2002 after serving as Vice President of Resource and Materials Management since January 25, 2001. Mr. Hunt joined Anacomp in 1981, previously serving as Vice President of Materials, as well as in a variety of management roles within the materials/manufacturing arena.

ITEM 2. PROPERTIES

        Anacomp's headquarters will be in San Diego, California effective December 30, 2002. This facility will house our management, customer service, marketing, a Document Services center, finance, accounting, legal and information technology groups. Additional space located in Vista, California houses the equipment/supplies, Multi-Vendor Services, and COM Professional Services groups. We also lease office space for sales and service centers in a variety of locations around the world. Properties previously reported as owned are related to our Swiss subsidiaries and have been classified accordingly in the current year as assets of discontinued operations in our Consolidated Balance Sheet. The following table indicates the square footage of our facilities:

	Operating Facilities	Other Facilities	Total
United States:
Leased	690,751	30,229	720,980
International:
Leased	103,324	29,270	132,594

Total	794,075	59,499	853,574

        "Other facilities" consists of currently unused space, substantially all of which have been subleased to others. Management considers its facilities adequate for its present needs and does not believe that it would experience any difficulty in replacing any of its present facilities if any of its current agreements were terminated.

ITEM 3. LEGAL PROCEEDINGS

        On October 19, 2001 Anacomp filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged plan of reorganization in the United States Bankruptcy Court for the Southern District of California. The U.S. Bankruptcy Court confirmed the plan on December 10, 2001, and we emerged from bankruptcy effective December 31, 2001. The U.S. Bankruptcy Court issued its final decree on September 27, 2002 closing the Chapter 11 case. There are no remaining claims or unrecorded obligations related to the bankruptcy proceedings.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the three months ended September 30, 2002, no matters were submitted to a vote of Anacomp's security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Anacomp's Class A and Class B Common Stock are traded on the OTC Bulletin Board. Class B Common Stock is not actively traded and is quoted only on a limited basis, and, as a result there is no established public trading market with respect to Class B Common Stock. The Class A Common Stock is traded under the symbol ANCPA. The following table sets forth the range of high and low closing prices for our Class A Common Stock for the periods indicated, as reported by the OTC Bulletin Board (these quotations reflect inter-dealer prices, without retail mark up, mark down, or commissions, and may not necessarily represent actual transactions):

	Fiscal Year 2002				Fiscal Year 2001
	High		Low		High		Low
First quarter	(a	)	(a	)	(a	)	(a	)
Second quarter	$27.00		$21.00		(a	)	(a	)
Third quarter	31.00		26.00		(a	)	(a	)
Fourth quarter	26.75		22.00		(a	)	(a	)

(a)
Due to the bankruptcy reorganization, common stock prices for Anacomp prior to December 31, 2001 have been excluded.

        Management currently intends to retain any future earnings for use in the operation and development of the business and, therefore, does not expect to declare or pay any cash dividends on our capital stock. In addition, our borrowing agreements prohibit the payment of cash dividends on our capital stock. As of December 5, 2002, there were approximately 25 holders of record of our Class A Common Stock and approximately 70 holders of record of our Class B Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

        We currently maintain two compensation plans that provide for the issuance of our Class A Common Stock to officers and other employees, directors and consultants. These consist of the 2001 Stock Option Plan, which has been approved by shareholders, and the 2002 Outside Director Restricted Stock Plan (the "2002 Plan"), which has not been approved by shareholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of September 30, 2002:

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders	210,000	$26.00	193,403
Equity compensation plans not approved by shareholders(1)	2,000	N/A	3,000

Total	212,000	N/A	196,403

(1)
Consists of shares that are outstanding, and shares available for future issuance, under the 2002 Plan. The material features of the 2002 Plan are described below.

Material features of the 2002 Outside Director Restricted Stock Plan

        As of September 30, 2002, we had reserved 5,000 shares of Class A Common Stock for issuance under the 2002 Plan. The 2002 Plan provides for the granting of restricted shares of Class A Common Stock to outside directors, the consideration of which shall be services actually rendered to Anacomp for its benefit. Shares granted under the 2002 Plan may be made subject to vesting conditioned upon the satisfaction of service requirements, conditions, restrictions or performance criteria, as shall be established by the board. Some of the shares that have been granted under the 2002 Plan are subject to full acceleration of vesting in the event of a change in control of Anacomp.

ITEM 6. SELECTED FINANCIAL DATA

        The Company prior to the bankruptcy reorganization may be referred to in this Annual Report on Form 10-K as the "Predecessor Company" and the Company after the bankruptcy reorganization may be referred to in this Annual Report on Form 10-K as the "Reorganized Company." The following Selected Financial Data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 of this Annual

Report on Form 10-K, and with the consolidated financial statements and the related notes thereto included elsewhere herein:

	Reorganized Company	Predecessor Company
	Nine months ended 9/30/02	Three months ended 12/31/01		Year ended 9/30/01	Year ended 9/30/00	Year ended 9/30/99	Year ended 9/30/98
	(In thousands, except per share data)
Revenues	$173,807	$68,024		$306,348	$383,197	$442,162	$394,938
Operating income (loss) from continuing operations	3,219	2,333		(1,621)	(67,648)	(28,539)	(33,829)
(Loss) income from continuing operations before extraordinary items	(2,312)	12,031		(47,491)	(111,434)	(67,782)	(66,635)
Net (loss) income	(2,312)	277,360		(47,491)	(111,434)	(67,992)	(67,749)
Base and diluted net loss per share	(0.57)	(a	)	(a )	(a )	(a )	(a )

	Reorganized Company	Predecessor Company
	As of 9/30/02	As of 9/30/01	As of 9/30/00	As of 9/30/99	As of 9/30/98
	(In thousands)
Current assets	$71,494	$81,315	$85,442	$117,603	$147,629
Current liabilities(b)	78,629	475,603	458,673	124,787	119,859
Total assets	180,083	207,818	238,289	330,517	411,837
Long-term debt, less current portion(b)	—	—	—	312,740	338,851
Stockholders' equity (deficit)	91,834	(277,927)	(230,926)	(117,636)	(47,492)

(a)
Due to the implementation of Fresh Start Reporting, per share data for the Predecessor Company has been excluded as it is not comparable.

(b)
We did not make required interest payments on our senior subordinated notes on October 1, 2000 and April 1, 2001. Accordingly, the Notes balance outstanding, $310.9 million and $311.3 million at September 30, 2001 and 2000, respectively, have been classified as a current liability.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Recent Events

Events Leading Up to Our Bankruptcy in 2001

        Our business, revenues and operating cash flows have declined in recent years. Two primary factors led to the deterioration of our financial condition prior to our bankruptcy in 2001: (a) an erosion of the core COM (Computer Output to Microfiche) business; and (b) heavy investment in Web-based digital technology.

        We have established ourselves as one of the world's leading providers of COM services and COM related professional services, equipment and supplies. Organizations increasingly want instant, reliable access to information delivered via the Internet, intranet or extranets, for use with desktop browsers. This trend leads many organizations to re-evaluate their document-management requirements, causing a shift away from microfiche and into digital technology. As a result, our COM-related revenue decreased from $369 million in fiscal year 1999, to $296 million in 2000 and $218 million in fiscal year 2001, 83%, 77% and 71%, respectively of total revenue.

        In response to this shift in technology, Anacomp made a significant commitment to develop storage and retrieval solutions through acquisitions and heavy investments in research and development. Our engineering, research and development expenses totaled $7.2 million in fiscal year 2001, $10.1 million in fiscal year 2000 and $10 million in fiscal year 1999. In August of 1999, we purchased Litton Adesso Software, Inc. for $17 million and incurred approximately $1.6 million of additional costs to further develop the acquired software as the technology platform for the former docHarbor business unit, our Web-based product offering. This emerging operation reported a negative EBITDA (earnings before interest, other income, reorganization items, restructuring charges, taxes, depreciation and amortization, asset impairment charges and extraordinary items) of $25 million in fiscal year 2000 and negative EBITDA of $9 million in fiscal year 2001. Substantially all of the funds invested in the former docHarbor business unit were obtained by borrowing against our Prepetition Credit Agreement (senior secured revolving credit facility).

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

Our 2001 Bankruptcy

        On October 19, 2001, we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged plan of reorganization with the U.S. Bankruptcy Court for the Southern District of California. The U.S. Bankruptcy Court confirmed the plan of reorganization on December 10, 2001, and we emerged from bankruptcy effective December 31, 2001.

        The primary benefits resulting from our bankruptcy were the elimination of $310 million of debt, related accrued interest of $52.3 million and the related annual interest expense of approximately $34 million. Additionally, our credit facility was amended such that we cured previous events of default and we continue to have the ability to borrow under the credit facility. Borrowings under the facility are subject to revised terms and restrictions, and we are required to make mandatory quarterly payments that reduce the borrowing base of the credit facility.

        Under the plan of reorganization, our publicly traded 10 7/8% senior subordinated notes, accrued interest related to the notes, and our then existing common stock were canceled and exchanged for shares of our new common stock. Class A Common Stock was distributed to the holders of the notes. Class B Common Stock was distributed to holders of our previous common stock and was subject to additional dilution, as provided for in the plan of reorganization.

        Also as a result of the confirmation of our plan of reorganization, the following occurred:

  •
  all unexercised options were canceled and our prior stock option plans were terminated;
  •
  executory contracts were assumed or rejected;
  •
  trade creditors were paid in the ordinary course of business and were not impaired;
  •
  a new slate of directors was appointed to the Board of Directors;
  •
  a total of 403,403 shares of Class A Common Stock were authorized for use in the establishment of new stock option plans; and
  •
  our senior secured revolving credit facility was amended.

        Under bankruptcy law, an executory contract is an agreement between a debtor and third party under which, as of the date of a debtor's Chapter 11 petition, material performance on the agreement remains due from both the debtor and non-debtor party, such that the failure of either side to perform its obligations under the agreement would excuse the other party from further performance. The Bankruptcy Code permits a Chapter 11 debtor to assume (i.e., agree to continue to be bound both during the Chapter 11 case and following emergence) or reject (breach and no longer be bound during the Chapter 11 case or thereafter) any executory contract. We assumed all of our executory contracts under our confirmed plan of reorganization except one, a nonresidential lease of real property. The U.S. Bankruptcy Court issued its final decree on September 27, 2002 closing the Chapter 11 case. There are no remaining claims or unrecorded obligations related to the bankruptcy proceedings.

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

  •
  revenue recognition;
  •
  estimating valuation allowances and accrued liabilities, including the allowance for doubtful accounts, inventory valuation and assessments of the probability of the outcomes of our current litigation and environmental matters;
  •
  accounting for income taxes; and
  •
  valuation of long-lived, intangible and reorganization assets.

Revenue Recognition.

        We recognize contract revenue for the development and implementation of document services solutions under contracts over the contract period based on output measures as defined by deliverable items identified in the contract. We make provisions for estimated losses on contracts, if any, during the period when the loss becomes probable and can be reasonably estimated.

        In accordance with SOP 97-2, "Software Revenue Recognition," we recognize revenues from software license agreements provided that all of the following conditions are met:

  •
  a non-cancelable license agreement has been signed;

  •
  the software has been delivered and there are no material uncertainties regarding customer acceptance;
  •
  fees are fixed or determinable;
  •
  collection of the resulting receivable is deemed probable and the risk of concession is deemed remote; and
  •
  no other significant vendor obligations exist.

        For contracts with multiple obligations, we unbundle the respective components to determine revenue recognition using vendor-specific objective evidence (VSOE). In instances where VSOE is not determinable, all of the related revenue is deferred and amortized over the contract period.

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

        Allowance for doubtful accounts, inventory valuations, litigation and environmental matters.    We must make estimates of the uncollectability of our accounts receivable. When evaluating the adequacy of the allowance for doubtful accounts, we specifically analyze accounts receivable as well as historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Our accounts receivable balance was $34 million, net of allowance for doubtful accounts of $2.7 million, as of September 30, 2002.

        We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than management projects, we may need to write down additional inventory.

        We estimate ranges of liability related to pending litigation based on claims for which we can determine the probability of loss and estimate the amount and range of loss. When an estimate of loss is deemed probable we record our best estimate of the expected loss or the minimum estimated liability related to those claims, where there is an estimable range of loss. Because of the uncertainties related to both the outcomes and ranges of loss on currently pending litigation, we have not accrued for any litigation losses as of September 30, 2002. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates as necessary. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

        Xidex Corporation, a company that we acquired in 1988, was designated by the United States Environmental Protection Agency ("EPA") as a potentially responsible party for investigatory and cleanup costs incurred by state and federal authorities involving locations included on a list of EPA's priority sites for investigation and remedial action under the federal Comprehensive Environmental Response, Compensation, and Liability Act. At September 30, 2002, we have an estimated EPA liability for cleanup costs for the aforementioned locations and other sites totaling $1.2 million. During fiscal year 2001,we recorded a $1.0 million reduction to our EPA liability previously estimated and accrued upon release from certain further clean-up activity. Remedial action required by the EPA may exceed our current estimates and reserves and we may incur additional expenses related to environmental clean-up.

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

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax asset as of September 30, 2002 was zero, net of a valuation allowance of approximately $43.3 million, due to uncertainties related to our ability to utilize our net deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we could materially impact our financial position and results of operations.

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

        Valuation of long-lived, intangible and reorganization assets.    We assess the impairment of identifiable intangibles, long-lived assets and reorganization value in excess of identifiable assets annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

  •
  significant underperformance relative to historical trends or projected future operating results;
  •
  significant changes in the manner of our use of our assets or the strategy for our overall business, including potential asset dispositions;
  •
  significant negative industry or economic trends;
  •
  significant decline in our stock price for a sustained period; and
  •
  our market capitalization relative to net book value.

        When we determine that the carrying value of intangibles, long-lived assets and reorganization value in excess of identifiable net assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and reorganization value in excess of identifiable assets amounted to $108.6 million as of September 30, 2002.

        Our enterprise value of $150 million before consideration of debt after reorganization at December 31, 2001 was determined based on the consideration of many factors and various valuation methods, including:

  •
  discounted cash flow analysis;
  •
  selected publicly-traded company market multiples;
  •
  selected acquisition transaction multiples; and
  •
  applicable ratios and valuation techniques believed by management to be representative of our business and industry.

        The cash flows valuation utilized five-year projections assuming a weighted average cost of capital rate of approximately 13.5%. A terminal value was determined using a multiple of our estimated fifth year earnings before interest, other income, reorganization items, asset impairment and restructuring charges, taxes, depreciation and amortization, and extraordinary items (EBITDA), together with the net present value of the five-year projected cash flows. The excess of the reorganization value over the fair value of identifiable net assets of $73.2 million is reported as "Reorganization value in excess of identifiable net assets" and will not be subject to future amortization (similar to goodwill) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" as issued by the Financial Accounting Standards Board ("FASB"). The asset is subject to reduction for current income tax expense that utilizes pre-reorganization generated deferred tax assets. benefits of pre-reorganization net deferred tax assets. The utilization of these deferred tax assets are reflected as a reduction of the "Re-organization value in excess of identifiable net assets" value.

        For enterprise valuation purposes, we estimated our revenues and cash flows through fiscal year 2006. We projected continued declines in COM and COM-related revenues at a rate of approximately 20% annually and growth in digital and Multi-Vendor Services and product offerings. Our projections also assumed the following:

  •
  the elimination of our subordinated notes and related interest;
  •
  our continuing cost reduction through consolidation of facilities and adjustments to our labor force to maintain COM gross margin levels;
  •
  our recent cost reduction activities and restructurings; and
  •
  the completion of our bankruptcy and related legal and professional costs.

        The assigned fair values of the Reorganized Company and its assets and liabilities represent significant estimates that we made based on facts and circumstances currently available. Valuation methodologies employed in estimating fair values also require the input of highly subjective assumptions and predictions of future events and operations. Actual future events and results could differ substantially from management's current estimates and assumptions. Unfavorable changes compared to our projections used for Fresh Start Reporting purposes (which were based on our best estimates and information available at that time) could result in future impairments of our reorganization asset and identifiable intangible assets, which could be material.

Results of Operations

        The following results of operations information includes our historical information from prior to December 31, 2001, the effective date we emerged from bankruptcy and is identified as results of operations of Predecessor Company. The results of operations for the nine months ended September 30, 2002 represents the Reorganized Company after adopting Fresh Start Reporting. Due to our reorganization and the implementation of Fresh Start Reporting, the financial information for the Reorganized Company is not comparable to the Predecessor Company. In addition, in the fourth quarter of fiscal year 2002 we committed to a plan to sell our Switzerland operations and in the third quarter we sold two smaller operating units. The operating results for these units have been classified as income from discontinued operations for the nine-month period ended September 30, 2002. For all other periods presented these units were not material to our consolidated results and are therefore not reported as discontinued operations. To facilitate a meaningful comparison of Anacomp's year-to-date operating performance in fiscal years 2002 and 2001, the following discussion of results of operations on a consolidated basis is presented on a traditional comparative basis for all periods. However, the pro forma results of operations presented below for the twelve-month period ended September 30, 2002 combines the nine-month period ended September 30, 2002 on a Reorganized Company basis with the three-month period ended December 31, 2001 on a Predecessor Company basis. These periods and bases of accounting are not comparable and we have presented them separately in the accompanying Condensed Consolidated Statements of Operations.

	Fiscal Year Ended September 30,
CONSOLIDATED RESULTS OF OPERATIONS	2002 (Pro Forma Basis)	2001 (Predecessor Company)	2000 (Predecessor Company)
	(in thousands, unaudited)
Revenues:
Services	$195,837	$236,635	$269,012
Equipment and supply sales	45,994	69,713	114,185

	241,831	306,348	383,197

Cost of revenues:
Services	131,729	155,273	176,796
Equipment and supply sales	32,868	51,455	89,535

	164,597	206,728	266,331

Gross profit	77,234	99,620	116,866
Costs and expenses:
Engineering, research and development	6,985	7,208	10,081
Selling, general and administrative	59,265	83,527	100,016
Amortization of reorganization asset	—	—	12,003
Amortization of intangible assets	4,383	11,713	19,314
Restructuring charges (credits)	1,049	(1,207)	14,607
Asset impairment charges	—	—	28,493

Operating income (loss) from continuing operations	5,552	(1,621)	(67,648)

Other income (expense):
Interest income	508	1,338	1,225
Interest expense and fee amortization	(6,183)	(43,860)	(41,000)
Other	75	(131)	(825)

	(5,600)	(42,653)	(40,600)

Income (loss) from continuing operations before reorganization items, income taxes and extraordinary gain on extinguishment of debt	(48)	(44,274)	(108,248)
Reorganization items	13,328	—	—

Income (loss) from continuing operations before income taxes and extraordinary gain on extinguishment of debt	13,280	(44,274)	(108,248)
Provision for income taxes	4,474	3,217	1,550

Income (loss) from continuing operations before extraordinary gain on extinguishment of debt	8,806	(47,491)	(109,798)
Income from discontinued operations, net of taxes	913	—	—
Loss on sale of discontinued operations, net of taxes	—	—	(1,636)

Income (loss) before extraordinary gain on extinguishment of debt	9,719	(47,491)	(111,434)
Extraordinary gain on extinguishment of debt, net of taxes	265,329	—	—

Net income (loss)	$275,048	$(47,491)	$(111,434)

        Our revenues, operating results, cash flows and liquidity in fiscal year 2002 continue to be negatively impacted by an overall decline in our COM business. For the twelve months ended September 30, 2002, we reported net income totaling $275 million. This was primarily due to reorganization items of $13.3 million and the cancellation of debt and resulting extraordinary gain of $265.3 million. Positive cash flows provided by continuing operations were $18.8 million for the twelve months ended September 30, 2002. At September 30, 2002, we had negative working capital of $7.1 million, and stockholders' equity of $96.7 million. The negative working capital is primarily due to the current period classification of our revolving credit facility balance, due June 30, 2003, as current. Excluding this balance, our working capital at September 30, 2002 was positive $22.8 million. Upon receipt of at least $4 million in net proceeds from the Switzerland sale, expected in early 2003, the maturity date of the credit facility will be extended from June 30, 2003 to December 31, 2003.

        Effective December 31, 2001, we amended our senior secured revolving credit facility including these terms:

  •
  a $58.9 million limit, with a $53.1 million sublimit for direct borrowing and a $5.8 million letter of credit sublimit;
  •
  certain restrictions on our operations as well as scheduled principal repayments;
  •
  an interest rate that is subject to reduction as the periodic scheduled principal repayments occur; and
  •
  scheduled maturity of June 30, 2003, which may be extended to December 31, 2003 under certain conditions.

        In accordance with the new agreement, the $53.1 million direct borrowing sublimit was reduced to $44.8 million as of September 30, 2002 as a result of scheduled principal repayments, issuance of a new letter of credit, and the sale of assets. The credit commitment will be further reduced by future periodic scheduled amounts and by 85% of the net proceeds from the sale of the Switzerland subsidiaries. The facility is available for new borrowings when borrowings are below the direct borrowing sublimit.

        Effective December 19, 2002, we signed an amendment to the revolving credit agreement. The amendment modifies certain financial covenants to accommodate the sale of our Switzerland operations and current business plans. Other changes to the agreement included a permanent reduction to the credit facility commitment of $10.0 million, a decrease in future quarterly commitment reductions, and provisions for acquisitions and/or divestitures under specified conditions.

        In May 2001, we announced our intention to sell all or parts of our European document-management business, Document Solutions International ("DSI"). Approximately $3.9 million was spent for restructuring, consulting and severance expenses in fiscal year 2001 in preparation for a potential sale of DSI. In the third quarter of fiscal year 2002, we sold portions of DSI generating proceeds of approximately $0.3 million. In the fourth quarter of fiscal year 2002, we committed to a plan to sell our Switzerland operations. On October 18, 2002, we completed a sale of all of our Switzerland subsidiaries and operations at a sales price of CHF 26.7 million (Swiss francs). Revenues from the Swiss operations were $6.9 million, $21.9 million and $30.4 million, or 10.1%, 7.2% and 7.9% of total Anacomp revenues for the three months ended December 31, 2001 and fiscal years 2001 and 2000, respectively. No additional sales of all or portions of DSI are planned at this time.

        The sales price for the Switzerland operations is payable as follows: CHF 4.6 million was received at closing; CHF 18.2 million upon completion of the Cominformatic share exchange, no later than six months from the closing date; CHF 1.1 million on or before April 18, 2003; and CHF 2.8 million within the next 18 months upon expiration of certain indemnification claim periods. Effectively all of the net proceeds will be used to reduce the balance outstanding under the credit facility, under the terms of the senior secured revolving credit facility.

Fiscal Year Ended September 30, 2002 vs. Fiscal Year Ended September 30, 2001

        General.    We reported net income of $275 million in fiscal year 2002, primarily as a result of the extraordinary gain recognized as a result of our Chapter 11 reorganization effective December 31, 2001, compared to a net loss of $47.5 million in fiscal year 2001. COM based revenues continued to decline in line with historical trends, however, both MVS and Web presentment revenues grew at a double-digit rate over the prior year revenue. In addition, our cash flow from continuing operations for the twelve months ended September 30, 2002 was $18.8 million, which in addition to our September 30, 2001 cash on hand, enabled us to reduce our outstanding credit facility balance by $25 million during the fiscal year.

        Revenues.    Our revenues totaled $241.8 million in fiscal year 2002, a decrease of 21%, or $64.5 million, from $306.3 million in fiscal year 2001.

        We defined our product lines as follows:

        MVS—Multi-Vendor Services where Anacomp acts as a third party maintainer, provides support services such as help desk or depot repair, laser printer maintenance and associated hardware sales.

        Web—Transmitted ingestion, storage, delivery and internet browser-based access to documents. Also includes license sales and maintenance for the Adesso software that is our Web platform in the US.

        CD/Digital—CD based document management services, scanning, professional services and digital software sales.

        COM/ Other Output Services—Our Computer Output Microfilm and laser printer document management services.

        COM Professional Services—Our maintenance services for Computer Output Microfilm and other micrographic products.

        Equipment/Supplies—Computer Output Microfilm original and duplicate film, chemistry and hardware sales.

Product Line	FY 2002	FY 2001	Change	Percentage change
MVS	$27,069	$22,383	$4,686	20.9%
Web presentment	15,716	11,129	4,587	41.2
CD/Digital	39,639	54,662	(15,023)	(27.5)%
COM/Other Output Services	92,615	120,344	(27,729)	(23.0)%
COM Professional Services	25,402	34,523	(9,121)	(26.4)%
Equipment/Supplies	41,390	63,307	(21,917)	(34.6)%

Total	$241,831	$306,348	$(64,517)	(21.1)%

        The $4.7 million, or 20.9%, increase in MVS revenues over prior year revenue reflects the increase in new OEM agreements and the resulting continued growth in our Multi-Vendor Services (services provided for, and sales of, products manufactured by other companies) offerings. In fiscal year 2002, MVS revenues exceeded COM Professional Services revenues for the first time. The expansion of MVS continues to be a focus for us.

        Web presentment revenues increased $4.6 million, or 41.2% over prior year revenue. This reflects the addition of new customers and additional revenue from established customers as they have increased the number of applications utilizing our Web services. We expect continued revenue growth in this product line.

        CD/Digital revenue declined $15 million, or 27.5%, from prior year revenue. This decrease was primarily the result of the treatment of the Switzerland operations as discontinued for the nine-months ended September 30, 2002. Switzerland CD/Digital revenue totaled $17.7 million and $5.9 million in the year ended September 30, 2001 and three-months ended December 31, 2001 respectively. The remainder of the decline is the result of lower per unit pricing as the CD service has become less specialized and more of a commodity and as customers have opted for in-house on-line solutions. Total CD images processed in our data centers in 2002 increased approximately 10% over 2001.

        COM/Other Output Services revenue declined $27.7 million, or 23%, from the prior year. This decline reflects the decreased volumes processed in our data centers and continues the trend experienced in prior years. We expect the COM revenues will continue to decline in future fiscal years.

        COM Professional Services revenues declined $9.1 million, or 26.4%, from the prior year. This decline reflects the continued decrease in the number of COM units in operation worldwide. We expect that the number of COM units in use worldwide will continue to decline as organizations choose to outsource the functions to service centers, such as those operated by us, or elect to utilize other options such as CD or on-line software systems.

        Equipment and supplies revenue declined $21.9 million, or 34.6%, over the prior year. This decrease was largely the result of the decline in demand and use of COM units.

        Gross Margins.    Our gross margin as a percentage of revenues declined slightly from 32.5% ($99.6 million) for fiscal year 2001 to 31.9% ($77.2 million) for fiscal year 2002. We were able to maintain the gross margin percentage of revenues in spite of the revenue declines through cost savings resulting from our recent and prior restructuring activities, which included the consolidation and downsizing of facilities and reductions in our work force.

        Engineering, Research and Development.    Engineering, research and development expenditures decreased $0.2 million, or 3.1%, over the prior year. These costs represented 2.9% and 2.4% of total revenues for fiscal years 2002 and 2001, respectively. These expenses will not necessarily have a direct or immediate correlation to revenues. We continue to build and support our outsource service solutions base and corresponding internet and digital technologies.

        Selling, General and Administrative.    SG&A expenses deceased from $83.5 million for the year ended September 30, 2001 to $59.3 million for the year ended September 30, 2002. The $24.2 million, or 29.0%, decrease was primarily the result of fiscal year 2001 charges of $5.4 million for the settlement of a litigation matter, $5.1 million in legal, professional and financial advisory costs related to the restructuring of the Company's Notes and $3.9 million in legal, professional, and severance costs associated with preparations for a sale of DSI. The remainder of the reduction in SG&A costs were primarily attributable to the benefits of the integration of the former docHarbor business unit into the Document Solutions business unit, begun in May 2001. Additional annualized savings of approximately $3.5 million are expected as a result of the 2002 reorganization of our operations from two business units into one entity.

        Amortization of Intangible Assets.    Amortization of intangible assets decreased 62.6%, from $11.7 million for the year ended September 30, 2001, to $4.4 million for the year ended September 30, 2002. Fiscal year 2001 amortization expense represented the amortization of goodwill related to acquisitions in prior years. All goodwill assets from the Predecessor Company were eliminated in conjunction with Fresh Start Reporting. Fiscal year 2002 amortization expense reflects the amortization of identifiable intangible assets valued as part of Fresh Start Reporting.

        Restructuring Charges (credits).    In the third quarter of fiscal year 2002, we recorded a restructuring charge of $2.1 million related to the reorganization of our operations from two business units to one entity. The reorganization of the workforce consisted of combining the field organizations of Document Solutions and Technical Services into one organization, the establishment of an executive level position to oversee all sales and marketing activities and a single support group for our data centers, Web Presentment operations, field services operations and process quality. The restructuring charges included $1.6 million in employee severance and termination related costs for approximately 100 employees, all of whom left the Company by September 30, 2002. The restructuring charges also include approximately $0.4 million for the closure of a data center for which the lease expires in July 2004. As a result of the restructuring we anticipate annual savings of approximately $7.1 million, or approximately $0.6 million monthly. We achieved a phase-in of cost savings in the fourth quarter of fiscal year 2002.

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

        In the third quarter of fiscal year 2001, we reversed $1.2 million of business restructuring reserves consisting of $0.9 million and $0.3 million from our 2000 and 1998 restructuring plans, respectively. Our 2000 restructuring plan reversals included $0.4 million in facility closing costs and $0.5 million of professional and other costs, consisting primarily of the following items.

        In fiscal year 2000, we accrued lease termination and exit costs for ten facilities throughout the world. In England and Scotland, we were reimbursed for originally accrued exit costs for this leased space that were reflected as a restructuring credit in the third quarter of 2001 upon receipt of such reimbursement.

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

        In fiscal year 2000 we planned to occupy substantially less space in our California headquarters facility and estimated that a portion of the building space would not be sublet, resulting in estimated lease losses. We were able to renegotiate the lease prior to issuing our third quarter 2001 financial statements, with our new lease obligation consisting only of occupied space. Accordingly, we reported the favorable outcome in the third quarter of 2001.

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

        Our 1998 restructuring plan had estimated employee separation costs based upon notifications of classes of employees. Actual employee separation costs completed in the third quarter of fiscal year 2001 were lower than estimated, as those personnel actually terminated had less experience and thus received less severance than originally estimated by class.

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

        Extraordinary Gain on Extinguishment of Debt.    Extraordinary gain on extinguishment of debt, net of taxes, totaled $265.3 million for the three-month period ended December 31, 2001 as compared to none in the comparable prior year period and resulted from our bankruptcy proceedings and emergence from Chapter 11 proceedings on December 31, 2001.

        Interest Expense and Fee Amortization.    Interest expense decreased to $6.2 million for the year ended September 30, 2002 from $43.9 million for the year ended September 30, 2001. Current year expense included interest (approximately $1.7 million) on our senior subordinated notes only up to October 19, 2001, the date we filed Chapter 11 bankruptcy. Prior year expense included a full twelve months of interest (approximately $34 million) on the notes. The remainder of expense from both periods is related primarily to interest on the senior secured revolving credit facility. We expect interest expense to be less in 2003 as a result of an expected reduction in the credit facility outstanding reflecting the proceeds from the sale of our Switzerland operations.

        Provision for Income Taxes.    In the current year, tax expense totaling $4.5 million consists of $1.7 million related to earnings of foreign subsidiaries and $2.8 million related to domestic operations. The provision for income taxes of $3.2 million for the year ended September 30, 2001 related primarily to earnings of foreign subsidiaries. The significant fiscal year 2002 provision compared to income before income taxes results from taxes related to foreign operations and to cancellation of life insurance policies for which cash surrender value increases had not been tax effected in prior years.

        Discontinued Operations.    During the fourth quarter of fiscal year 2002, we adopted a plan to divest our Switzerland businesses and on October 18, 2002 we completed a sale. The Switzerland operations were not material to our consolidated result prior to December 31, 2001. As a result the statements of operations for the fiscal years ended September 30, 2000 and 2001 and for the three months ended December 31, 2001 do not segregate the Switzerland operations as discontinued.

Fiscal Year Ended September 30, 2001 vs. Fiscal Year Ended September 30, 2000

        General.    We reported a net loss of $47.5 million in fiscal year 2001, compared with a net loss of $111.4 million in fiscal year 2000.

        Revenues.    Our revenues totaled $306.3 million in fiscal year 2001, a decrease of 20%, or $76.8 million, from $383.2 million in fiscal year 2000.

Product Line	FY 2001	FY 2000	Change	Percentage change
MVS	$22,383	$19,164	$3,219	16.8%
Web presentment	11,129	6,318	4,811	76.1
CD/Digital	54,662	61,436	(6,774)	(11.0)%
COM/Other Output Services	120,344	150,927	(30,583)	(20.3)%
COM Professional Services	34,523	44,827	(10,304)	(23.0)%
Equipment/Supplies	63,307	100,525	(37,218)	(37.0)%

Total	$306,348	$383,197	$(76,849)	(20.1)%

        The $3.2 million, or 16.8%, increase in MVS revenues over prior year revenue reflects the increase in new OEM agreements and the resulting continued growth in our Multi-Vendor Services (services provided for, and sales of, products manufactured by other companies) offerings.

        Web presentment revenues increased $4.8 million, or 76.1% over prior year revenue. This reflects the growing customer base for these services.

        CD/Digital revenue declined $6.8 million, or 11.0%, from prior year revenue. This decrease was primarily in our Switzerland Integrated System Solutions product line.

        COM/Other Output Services revenue declined $30.6 million, or 20.3%, from the prior year. This decline reflects the decreased volumes processed in our data centers and continues the trend experienced in prior years.

        COM Professional Services revenues declined $10.3 million, or 23.0%, from the prior year. This decline reflects the continued decrease in the number of COM units in operation worldwide.

        Equipment and Supplies revenue declined $37.2 million, or 37.0%, over the prior year. This decrease was largely the result of the decline in demand and use of COM units.

        Gross Margin.    Our gross margin decreased 15% during the fiscal year 2001, from $116.9 million (30% of revenues) in fiscal year 2000 to $99.6 million (33% of revenues) in fiscal year 2001. The decrease in gross margin dollars was primarily the result of the $76.8 million decrease in revenue from fiscal year 2000. Fiscal year 2001 gross margin as a percentage of revenue was greater than the fiscal year 2000 primarily as a result of the $9 million inventory charge in fiscal year 2000.

        Engineering, Research and Development.    Engineering, research and development expense decreased from $10.1 million in fiscal year 2000 to $7.2 million in fiscal year 2001. This decrease was primarily the result of lower expenses related to the discontinuance of manufacturing operations effective October 1, 2000 and the resulting decrease in support engineering expenses.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses or SG&A expenses, decreased from $100.0 million for the year ended September 30, 2000, to $83.5 million for the year ended September 30, 2001. The $16.5 million decrease was primarily the result of continuing cost reduction efforts. SG&A expenses during fiscal year 2000 included severance and other costs related to changes in senior management. SG&A expenses for the current year reflect our cost reduction efforts as well as the benefit of a reduction to our environmental liability reserves of $1.0 million, as a result of receipt of a Rescission of Site Cleanup Requirements. The effect of the Rescission Order is to release Anacomp from future liability at the named site. We continue to have certain minimum testing obligations at these sites for which accrued liabilities were previously recorded. These benefits were offset by the $5.4 million charge for the settlement of a litigation matter, $5.1 million in legal, professional and financial advisory costs related to the proposed restructuring of our Notes and $3.9 million in legal, professional and severance costs associated with preparations for a sale of DSI.

        Amortization of Reorganization Asset.    Amortization of reorganization asset in fiscal year 2001 decreased to zero from $12 million (3.1% of revenues) in fiscal year 2000. Fiscal year 2000 amortization of reorganization asset expense of $12 million completed the amortization of the asset related to our 1996 reorganization.

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

        Restructuring Charges and Credits.    In fiscal year 2000, we recorded restructuring charges of $14.6 million related to the reorganization of our workforce in the United States and Europe along our then four lines of business, a reorganization of parts of the corporate staff, and the phase out of manufacturing operations. The reorganization of the workforce and corporate staff consisted of management reassessing job responsibilities and personnel requirements in each of our continuing and on-strategy business units and corporate staff. Such assessment resulted in substantial permanent personnel reductions and involuntary terminations throughout the organization, primarily in our European operations and our corporate and manufacturing staff. The restructuring charges included $10.3 million in employee severance and termination-related costs. Employee severance and termination-related costs were for approximately 300 employees, all of whom have left Anacomp, although some severance payments were paid throughout calendar year 2001. The restructuring charges also include $1.9 million of other fees related to professional services associated with negotiations to terminate facility leases and other costs associated with implementation of the business unit structure and the reorganization of the four business units into separate entities, $1.4 million for contractual obligations and $1.0 million for facility-related costs. Other fees were paid by December 31, 2001. As a result of the restructuring, we anticipated cost savings in excess of $1.0 million per month, primarily related to reductions in future payroll and related employer costs and lease rental costs resulting from vacated facilities. We anticipated the phase-in of cost savings to begin in the third quarter of fiscal year 2000. We have substantially achieved these cost savings as planned.

        In the third quarter of fiscal year 2001, we reversed $1.2 million of business restructuring reserves consisting of $0.9 million and $0.3 million from our 2000 and 1998 restructuring plans, respectively. Our 2000 restructuring plan reversals included $0.4 million in facility closing costs and $0.5 million of professional and other costs, consisting primarily of the following items.

        In fiscal year 2000 we accrued lease termination and exit costs for ten facilities throughout the world. In England and Scotland we were reimbursed for originally accrued exit costs for this leased space that were reflected as a restructuring credit in the third quarter of 2001 upon receipt of such reimbursement.

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

        In fiscal year 2000 we planned to occupy substantially less space in our California headquarters facility and estimated that a portion of the building space would not be sublet, resulting in estimated lease losses. We were able to renegotiate the lease prior to issuing our third quarter 2001 financial statements, with our new lease obligation consisting only of occupied space. Accordingly, we reported the favorable outcome in the third quarter of 2001.

        Our 2000 restructuring plan estimated professional fees of approximately $1.4 million due to complex and varying legal requirements for personnel terminations and plant closures at our multiple global facilities. We estimated these fees based on our prior experience in exiting facilities and the comparatively expensive cost, from a United States company's perspective, of terminating international personnel. As a result of our actual cost experience rates through June 30, 2001, we revised our original estimate resulting in a credit to the restructuring accrual of approximately $0.5 million.

        Our 1998 restructuring plan had estimated employee separation costs based upon notifications of classes of employees. Actual employee separation costs completed in the third quarter of fiscal year 2001 were lower than estimated, as those personnel actually terminated had less experience and thus received less severance than originally estimated by class.

        Asset Impairment Charges.    During the third quarter of fiscal year 2000, we wrote off a note receivable with a carrying value of $2.7 million generated from the sale of our Magnetics division in fiscal year 1999 based on the declining operating results and liquidity of the acquirer. Also in the third quarter of 2000, due to our overall liquidity position, we abandoned a new software product as well as our Image Mouse product. As a result, we wrote off approximately $1.6 million of capitalized software development costs and approximately $0.7 million of specialized manufacturing assets, respectively. Further, we recorded impairments of manufacturing equipment and leasehold improvements totaling approximately $2.0 million as a result of the discontinuation of manufacturing operations effective October 1, 2000 pertaining to the former DatagraphiX (hardware systems and supplies) segment and downsizing of facilities.

        Interest Expense and Fee Amortization.    Interest expense increased 7%, from $41.0 million in fiscal year 2000 to $43.9 million in fiscal year 2001. This was the result of a higher level of borrowings on the revolving credit facility for the first six months of fiscal year 2001 compared to the first six months of fiscal year 2000.

        Provision for Income Taxes.    The provisions for income taxes of $3.2 million for the year ended September 30, 2001 and $1.6 million for the year ended September 30, 2000 related primarily to earnings and dividends of certain foreign subsidiaries.

        Loss on Sale of Discontinued Operations.    During the second quarter of fiscal year1999, we adopted a plan to divest our Magnetics business. For financial reporting purposes, the divestiture was effective at the end of the second quarter of fiscal year 1999, and we recognized a gain on the sale of the business during the third quarter of fiscal year 1999. However, as a result of changes in our business strategy and the related effect on certain Magnetics Division obligations, we revised certain estimates of costs to be incurred in connection with this disposition, resulting in a charge of $1.6 million being recorded in the third quarter of fiscal year 2000.

Liquidity and Capital Resources

        Our legacy business (COM) has declined in recent years and is forecast to continue to decline as new technologies become available and are accepted in the marketplace. Our ability to generate sufficient cash to fund operations and to meet future bank requirements is dependent on successful and simultaneous management of the decline in COM as well as the expansion of alternative service offerings. Other factors, such as an uncertain economy, levels of competition in the document management industry, and technological uncertainties will impact our ability to generate cash and maintain liquidity. Although no assurances can be given, management believes that the actions taken over the past two years, including new and enhanced product and service offerings, company downsizing, cost control measures and the debt restructuring from our bankruptcy have positioned us for a return to profitability and maintenance of sufficient cash flows from operations to meet our operating, capital and debt requirements in the normal course of business for at least the next twelve months.

        Concurrent with the emergence from bankruptcy on December 31, 2001, Anacomp and Fleet National Bank, as agent, and its syndicate of lenders (collectively, "the Bank Group") entered into an Amended and Restated Revolving Credit Agreement. The amended facility included a $58.9 million credit commitment, with a $53.1 million sublimit for direct borrowing and a $5.8 million letter of credit sublimit. In accordance with the new agreement, the $53.1 million direct borrowing sublimit was reduced to $44.8 million as of September 30, 2002 as a result of scheduled principal repayments, issuance of a new letter of credit, and the sale of assets. The credit commitment will be further reduced by future periodic scheduled amounts and by 85% of the net proceeds from the sale of the Switzerland subsidiaries. The facility is available for new borrowings when borrowings are below the direct borrowing sublimit.

        At September 30, 2002, our outstanding revolving credit borrowings were $30.0 million (plus outstanding standby letters of credit of $6.3 million). During the nine-month period ended September 30, 2002, we made cash payments totaling $23.1 million, which is $16.1 million greater than our scheduled repayments, resulting in $14.8 million of borrowing capacity, including the effect of other commitment reductions.

        The maturity date of the amended facility is June 30, 2003, with an extension to December 31, 2003 upon the receipt of at least $4 million net proceeds from the sale of the Switzerland subsidiaries. The receipt of the required proceeds is expected to occur in early 2003. Upon receipt of the net proceeds, we will be required to permanently reduce the borrowing sublimit of the credit facility commitment by 85% of the net sale proceeds. Substantially all of the net proceeds will be used to reduce the outstanding revolving credit borrowings. The credit facility commitment was permanently reduced by $0.8 million upon the initial receipt of proceeds from the sale of the Switzerland subsidiaries in October 2002.

        The amended facility bears interest at a base rate equal to the higher of a) the annual rate of interest announced from time to time by Fleet National Bank as its best rate, or b) one-half of one percent above the Federal Funds Effective Rate, for the portion of the facility equal to a Formula Borrowing Base ("FBB"). The FBB equals 80% of eligible accounts, which include U.S. and Canadian accounts receivable. The rate of interest is three percentage points higher than the base rate for the facility balance outstanding in excess of the FBB. Interest is due and payable monthly in arrears. The interest rate was 4.75% for the FBB portion and 7.75% for the excess portion at September 30, 2002. At September 30, 2002, the FBB was $15.3 million and the excess of borrowings over the FBB was $14.7 million.

        The credit facility is secured by virtually all Anacomp assets and 65% of the capital stock of our foreign subsidiaries. The facility contains covenants relating to limitations on the following:

  •
  capital expenditures;
  •
  additional debt;
  •
  open market purchases of our common stock;
  •
  mergers and acquisitions; and
  •
  liens and dividends.

        The credit facility also is subject to minimum EBITDA, interest coverage and leverage ratio covenants. In addition, we are required to remit to the Bank Group the net proceeds of any capital asset sale.

        Effective December 19, 2002, we signed an amendment to the revolving credit agreement. The amendment modifies certain financial covenants to accommodate the sale of our Switzerland operations and current business plans. Other changes to the agreement included a permanent reduction to the credit facility commitment of $10.0 million, a decrease in future quarterly commitment reductions, and provisions for acquisitions and/or divestitures under specified conditions.

        Under the current facility as amended, the facility commitment and the direct borrowings sublimit will be permanently reduced in the future as follows:

  •
  $1.125 million on December 31, 2002
  •
  $1.125 million on March 31, 2003;
  •
  $1.25 million on June 30, 2003;
  •
  $1.25 million on September 30, 2003 (assuming that the maturity date is extended as planned).

        As of December 20, 2002, the outstanding revolving credit borrowings were $24.2 million and borrowing capacity was $9.8 million.

        Our credit facility currently matures on June 30, 2003. It will automatically extend to December 31, 2003, upon payment to the bank of the Switzerland subsidiary sale proceeds that we expect to receive in early 2003. No later than December 31, 2003, we will be required to either repay any remaining principal or refinance the credit facility. We believe we will be able to refinance the facility prior to that date, although, there can be no assurances that such financing will be available on terms acceptable to us, if at all.

        We had negative working capital of $7.1 million at September 30, 2002, compared to negative working capital of $394.3 million at September 30, 2001. The negative working capital at September 30, 2002 results from the current period classification of our $30.0 million revolving credit facility, due June 30, 2003, from long-term to current. The working capital deficiency at September 30, 2001 was primarily due to $310 million in notes, $51 million of related accrued interest, and $55.1 million of borrowings under the senior secured revolving credit facility. Excluding the credit facility balance, our working capital at September 30, 2002 was a positive $22.9 million.

        To facilitate comparison of cash flow activity, cash flows for the twelve months ended September 30, 2002 discussed below represents the combination of the three-month period ended December 31, 2001 (Predecessor Company) and the nine-month period ended September 30, 2002

(Reorganized Company) presented in the accompanying Condensed Consolidated Statements of Cash Flows.

        Net cash provided by continuing operations was $18.8 million for the twelve months ended September 30, 2002, compared to $18.5 million in the comparable prior year period.

        Net cash used in investing activities was $3.9 million in the current twelve-month period, compared to cash used in investing activities of $6.4 million in the comparable prior year period. Expenditures in both years were primarily for purchases of equipment.

        Net cash used in financing activities was $25.1 million during the current twelve-month period, compared to $1.8 million used in financing activities in the prior period. In both periods, cash was used to pay down the revolving credit facility, and the prior year amount also includes $0.8 million received on liquidation of a currency swap contract.

        Our cash balance totaled $15.6 million at September 30, 2002 compared to $24.3 million at September 30, 2001. Approximately 49% of the September 30, 2002 cash balance is located at our foreign subsidiaries compared to approximately 50% at September 30, 2001. Our use of excess cash as additional payments against our credit facility resulted in the decrease of domestic cash on hand.

RISK FACTORS

        You should carefully consider the following risk factors and all of the other information included in this Form 10-K in evaluating our business and our prospects. Investing in our Class A or Class B Common Stock (collectively, "Common Stock") involves a high degree of risk. Additional risks and uncertainties may also materially adversely affect our business and financial condition in the future. Any of the following risks could materially adversely affect our business, operating results or financial condition and could result in a complete loss of your investment.

        We recently effectuated a financial restructuring pursuant to a prepackaged Chapter 11 plan of reorganization, we have a history of net losses and we may face liquidity issues in the future.

        On October 19, 2001 we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and a prepackaged plan of reorganization. The Bankruptcy Court confirmed the plan of reorganization on December 10, 2001 and we emerged from our bankruptcy proceedings effective December 31, 2001. However, our completion of bankruptcy proceedings does not assure our continued success. For example, the bankruptcy proceedings described above are our second bankruptcy: we previously filed a plan of reorganization in January 1996 and emerged from those proceedings in June 1996. If our financial performance does not exceed our recent historical results, the price of our Common Stock could decline and your investment could be materially adversely affected. As part of our plan of reorganization, our lenders modified the terms of our senior credit facility which encumbers substantially all of our assets. This facility also includes mandatory periodic paydowns and covenant restrictions concerning the commitment limits of this facility including levels of collateral, financial covenants, and limitations on capital expenditures. Our credit facility is scheduled to mature on June 30, 2003, or under certain circumstances on December 31, 2003, at which time we will be required to renew, refinance, or modify the credit facility with our lenders or locate alternative financing. These restrictions and provisions could have an adverse impact on our future liquidity and ability to implement our business plan.

        Our revenues could continue to decrease over the next few years, which could inhibit us from achieving or sustaining profitability or even prevent us from continuing to operate.

        Our accumulated deficit through December 31, 2001 has been eliminated as a result of Fresh Start Reporting. However, we have not recorded sustained profitable operating results for quite some time. To achieve sustained future profitability we will need to generate and sustain planned revenues while satisfying our payment obligations under the terms of our senior secured revolving credit facility

(including mandatory paydowns) and maintaining reasonable cost and expense levels. We do not know when or if we will become profitable on a sustained basis. If we fail to achieve consistent profitability and generate sufficient cash flows, we will face liquidity and bank covenant issues and our senior secured debt could become immediately due and payable on demand. Even though we generated operating income from continuing operations in the nine months ended September 30, 2002, we may not be able to sustain or increase profitability on a quarterly or an annual basis. Any failure on our part to achieve or sustain profitability could cause our stock price to decline.

        The development of alternate technologies in the document management industry is decreasing the need for our micrographics services and products.

        The document management industry is rapidly changing. The recent trend of technological advances and attendant price declines in digital systems and products is expected to continue. As a result, in certain instances, potential micrographics customers have deferred, and may continue to defer, investments in micrographics systems (including our XFP 2000 COM system) and the utilization of micrographics service centers while evaluating the abilities of other technologies. Additionally, the continuing development of local area computer networks and similar systems based on digital technologies has resulted and will continue to result in many of our customers changing their use of micrographics from document storage, distribution and access to primarily archival use. We believe that this is at least part of the reason for the declines in recent years in both sales and prices of our duplicate film, readers and reader/printers. Our service centers also are producing fewer duplicate microfiche per original for customers, reflecting the shift towards using micrographics primarily for long term archival storage. Revenues for our micrographics services and products, including COM service revenues, COM system revenues, maintenance service revenues and micrographics supplies revenues, have been adversely affected for each of the past five fiscal years and will likely in the future be substantially adversely affected by, among other things, the increasing use of digital technology. COM revenues from services, system and supplies sales declined 27% in 2002 from fiscal year 2001 revenues. Overall, COM revenues represented 66% of our revenues for the twelve-month period ended September 30, 2002, 71% of our fiscal year 2001 revenues, 77% of 2000 revenues, 83% of 1999 revenues, 91% of 1998 revenues and 95% of 1997 revenues. Additionally, the rapidly changing document management industry has resulted in price competition in certain of our businesses, particularly COM services. We have been and we expect to continue to be impacted adversely by the decline in the demand for COM services, the declining market for COM systems and the attendant reduction in supplies revenues. We expect that our revenues for maintenance of COM systems will continue to decline as a result of decreasing use and fewer sales of COM systems. Additionally, the growth of alternate technologies has created consolidation in the micrographics segment of the document management industry. To the extent consolidation in the micrographics segment has the effect of causing major providers of micrographics services and products to cease providing such services and products, the negative trends in the segment, such as competition from alternate technologies described above, may accelerate. If we do not adapt to the rapid changes in the document management industry, our business will suffer and your investment will be adversely affected.

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

        The decline in the demand for COM services, systems and maintenance and the attendant reduction in supplies revenues have adversely affected our business. Over the past several years, COM revenues from services, system and supplies sales have been steadily decreasing as a percentage of our revenues and declined 27% in 2002 from fiscal year 2001 revenues. We expect that our revenues for maintenance of COM systems will continue to decline as a result of decreasing use and fewer sales of COM systems. We have taken steps such as facilities consolidation and personnel reductions to reduce our cost structure and offset the decrease in COM revenues. We intend to take additional measures as necessary to continue to reduce our cost structure. If these measures are unsuccessful, we will not realize profits from our COM business and your investment may be adversely affected.

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

        We are highly dependent on the principal members of our management team and the technical expertise of our personnel, especially in our Technical Services business unit. The success of this business is based on our technical expertise and proven ability to provide fast, expert, on-site service and support around the clock. This service is provided in North America and Europe by approximately 400 Anacomp service professionals, the loss of whose services might adversely impact the achievement of our business objectives. Moreover, our business operations will require additional expertise in specific industries and areas applicable to products identified and developed through our technologies. These activities will require the addition of new personnel, including management and technical personnel as well as the development of additional expertise by existing employees. Competition for experienced technicians may limit our ability to attract or retain such technicians. If we are unable to attract such personnel or to develop this expertise, we may not be able to sustain or expand our operations in a timely manner or at all.

        We face business, political and economic risks because a significant portion of our sales is to customers outside of the United States.

        Revenues from operations outside the United States accounted for 28% of our total revenue for the twelve-month period ended September 30, 2002 and 30% of our total revenue in fiscal year 2001. Although we previously announced our intent to sell all or parts of our European document management business, our success continues to depend upon our international operations, and we expect that a significant portion of our total future revenues will be generated from international sales. Our international business involves a number of risks, including:

  •
  our ability to adapt our products to foreign design methods and practices;
  •
  cultural differences in the conduct of business;
  •
  difficulty in attracting and retaining qualified personnel;
  •
  longer payment cycles for and greater difficulty collecting accounts receivable;
  •
  unexpected changes in regulatory requirements, royalties and withholding taxes that restrict the repatriation of earnings;
  •
  tariffs and other trade barriers;
  •
  the burden of complying with a wide variety of foreign laws;
  •
  political, economic or military conditions associated with current worldwide conflicts and events;

  •
  the exchange markets and our ability to generate, preserve and repatriate proceeds and dividends to the parent company in the United States; and
  •
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

        Difficulties we may encounter managing our growth product lines may divert resources and limit our ability to successfully expand our operations and implement our business plan.

        We anticipate that our MVS and Web presentment product lines will be able to grow as a result of our reorganization. Our growth in the future anticipates potential acquisitions that may place a strain on our administrative personnel and operational infrastructure should such acquisitions occur. We cannot assure you that we will be able to identify acquisition candidates, or be able to consummate acquisitions on terms acceptable to us, if at all. Additionally, we cannot assure you that we will have funds available for making acquisitions. Effectively managing growth will also require us to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

        We rely on a few suppliers to provide us COM products that while in decline, are essential to our operations.

        Supplies and system sales represented approximately 17% of our total revenue, for fiscal year 2002. The primary products in the supplies business of our Technical Services Business Unit are silver halide original COM film and non-silver duplicating microfilm. We obtain all of our silver halide products through an exclusive multi-year supply agreement with a single provider and our duplicate film products from two other providers. Any disruption in the supply relationship between Anacomp and such suppliers could result in delays or reductions in product shipment or increases in product costs that adversely affect our operating results in any given period. In the event of any such disruption, we cannot assure you that we could develop alternative sources of raw materials and supplies at acceptable prices and within reasonable times. Additionally, as the demand for COM services declines, the demand for COM supplies falls as well. If the decline in COM supplies is greater than planned, our profitability and liquidity would decline as well.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Revenues generated outside the United States, as a percentage of total revenues, were 28% in fiscal year 2002, 30% in fiscal year 2001 and 30% in fiscal year 2000. Fluctuations in foreign exchange rates could impact operating results through translation of the Company's subsidiaries' financial statements.

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

        The Company's bank revolving credit facility is affected by the general level of U.S. interest rates. The Company had $30 million outstanding under its bank line of credit on September 30, 2002. If interest rates were to increase 2%, the Company's annual interest expense would increase approximately $0.6 million based on the $30 million outstanding balance.

        Foreign Exchange Options

        We completed a sale of our Switzerland subsidiaries and operations on October 18, 2002 to edotech Ltd. (a UK company) at a sales price of CHF 26.7 million (Swiss francs) or approximately $17.9 million (U.S. dollars). CHF 4.6 million of the sales price was paid at closing. However, the remaining sales price was deferred and is payable as follows: CHF 18.2 million upon completion of the Cominformatic share exchange, no later than six months from the closing date; CHF 1.1 million on or before April 18, 2003; and CHF 2.8 million within the next 18 months upon expiration of certain indemnification claim periods.

        Effectively all of the net proceeds (i.e. sales price less sale costs) will be used to reduce the revolving balance outstanding and 85% of such proceeds will permanently reduce the total borrowing commitment under the terms of the senior secured revolving credit facility. The Bank Group approval of the Switzerland sale transaction was conditioned upon protecting the value of the future cash proceeds because of foreign exchange risk.

        On October 15, 2002, we entered into three forward contracts to hedge the expected cash receipts from the sale. The contract protects Anacomp against an exchange rate above 1.5425. The first forward contract was written in the amount of CHF 18.2 million and expires on January 29, 2003. We receive full exchange benefits for a lower rate unless the rate falls to 1.4100 at any time prior to the expiration date. If that occurs, the forward option becomes fixed at 1.5425. The minimum U.S. dollar proceeds received would be $11.8 million.

        The second forward contract was written in the amount of CHF 2.1 million and expires on April 15, 2003. We receive full exchange benefits for a lower rate on CHF 1.0 million of the contract and the remaining CHF 1.1 million will be converted at 1.5425. The minimum U.S. dollar proceeds received would be $1.4 million if the buyer releases all funds.

        The third forward contract was written in the amount of CHF 1.8 million and expires on April 15, 2004. We receive full exchange benefits for a lower rate on 50% of the contract and the remaining 50% will be converted at 1.5425. The minimum U.S. dollar proceeds received would be $1.2 million if the buyer releases all funds.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial statements and supplementary financial information appear on pages A-1 to A-36 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated by reference to the Definitive Proxy Statement under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" from its Definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the 2002 Annual Meeting of Shareholders to be held February 25, 2003. Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the Definitive Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference to the Definitive Proxy Statement under the heading "Security Ownership of Management and Other Beneficial Owners."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to the Definitive Proxy Statement under the heading "Certain Relationships and Related Transactions."

ITEM 14. CONTROLS AND PROCEDURES

        (a)  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective.

        (b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)   1.    The following financial statements and other information appear in Appendix A to this Annual Report on Form 10-K and are filed as a part hereof:

        Report of Independent Public Accountants.

        Consolidated Balance Sheets—September 30, 2002 and 2001.

        Consolidated Statements of Operations—Years Ended September 30, 2002, 2001 and 2000.

        Consolidated Statements of Stockholders' Equity (Deficit)—Years Ended September 30, 2002, 2001 and 2000.

        Consolidated Statements of Cash Flows—Years Ended September 30, 2002, 2001 and 2000.

        Notes to the Consolidated Financial Statements.

          2.    Financial Statement Schedules are not filed with this Annual Report on Form 10-K because the Schedules are either inapplicable or the required information is presented in the financial statements listed immediately above or in the notes thereto.

        (b)  Reports on Form 8-K:

            1.    On September 21, 2002, the Company filed a report on Form 8-K with respect to Item 5. Other Events regarding the adoption of its Rights Plan.

            2.    The Company filed a report on Form 8-K dated July 3, 2002 with respect to a press release regarding a worldwide reorganization.

        (c)  The following exhibits are filed with this Annual Report on Form 10-K or incorporated herein by reference to the listed document previously filed with the Securities and Exchange Commission (the"SEC"). Previously unfiled documents are noted with an asterisk (*):

2.	Plan of Reorganization dated August 29, 2001.(1)
3.1	Amended and Restated Articles of Incorporation of the Company as of December 31, 2001.(2)
3.2	Amended and Restated Bylaws of the Company as of April 25, 2002.(3)
4.1	Shareholders Rights Plan.(4)
4.2	Amendment to the Shareholders Rights Plan dated December 17, 2002.
4.3	Warrant Agreement by and between the Company and Mellon Investor Services LLC dated December 31, 2001.(2)
10.1	Retirement / Part-Time Employment Agreement dated October 27, 1999, between the Company and William C. Ater.(5)(7)
10.2	Employment Agreement, effective August 21, 2000, between the Company and Jeffrey R. Cramer.(6)(7)
10.3	Revolving Credit Agreement, dated as of June 15, 1998, among Anacomp, Inc., the various lending institutions named therein and BankBoston, N.A. as agent.(8)
10.4	Forbearance and Standstill Agreement, dated as of November 15, 2000, among Anacomp, Inc., the various banks named therein, and Fleet National Bank as agent for the banks.(5)
10.5	Amendment to the Forbearance and Standstill Agreement, dated as of December 15, 2000, between Anacomp, Inc. and Fleet National Bank.(5)

10.6	Amended and Restated Master Supply Agreement, dated October 8, 1993, by and among the Company, SKC America, Inc. and SKC Limited.(9)
10.7	First Cumulative Amendment to the Amended and Restated Master Supply Agreement, dated May 17, 1996, by and among the Company, SKC America, Inc. and SKC Limited.(10)
10.8	Second Amended and Restated Master Supply Agreement, dated as of July 1, 1997, by and among the Company, SKC America, Inc. and SKC Limited.(11)
10.9
Second Amendment to Amended and Restated Revolving Credit Agreement and Restructure of Obligations dated as of December 19, 2002, by and among the Company, the various banks named therein, and Fleet National Bank as agent for the banks.
10.10	Lease agreement by and between the Company and Kilroy Realty, LLP., a Delaware limited partnership dated June 14, 2002.(12)
10.11	Consulting Agreement by and between the Company and Steven G. Singer dated May 7, 2002.(12)
16.	Letter by Arthur Anderson to the SEC dated May 28, 2002 regarding change in certifying accountant.(10)
21.1	Subsidiaries.
23.1	Consent of Ernst and Young LLP.
23.2
Solely due to the closure of Arthur Andersen LLP's San Diego, California office, after reasonable efforts, the Registrant was unable to obtain the written consent of Arthur Andersen LLP to incorporate by reference its report dated November 21, 2001.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chief Executive Officer.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chief Financial Officer.

(1)
Incorporated by reference to the Company's Form 8-K filed on September 20, 2001 and October 29, 2001.

(2)
Incorporated by reference to the exhibits to the registration statement of Form 8-A filed by the Company on January 9, 2002.

(3)
Incorporated by reference to the Company's Form 10-Q/A for the quarterly period ended June 30, 2002.

(4)
Incorporated by reference to an exhibit to the Company's Form 8-K filed on September 21, 2002.

(5)
Incorporated by reference to the Company's Form 10-K for the year ended September 30, 2000.

(6)
Incorporated by reference to the Company's Form 10-K for the year ended September 30, 2001.

(7)
Management contract or compensation plan.

(8)
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

(12)
Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2002.

(13)
Incorporated by reference to an exhibit filed with the Company's Form 8-K filed with the SEC on May 29, 2002.

1. SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANACOMP, INC.
By: /s/ JEFFREY R. CRAMER Jeffrey R. Cramer President and Chief Executive Officer
Dated: December 23, 2002

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 23, 2002	By: /s/ EDWARD P. SMOOT Edward P. Smoot Chairman of the Board
Dated: December 23, 2002	By: /s/ LINSTER W. FOX Linster W. Fox Director, Executive Vice President and Chief Financial Officer
Dated: December 23, 2002	By: /s/ RALPH B. BUNJE, JR. Ralph B. Bunje, Jr., Director
Dated: December 23, 2002	By: /s/ CHARLES M. TAYLOR Charles M. Taylor, Director

        I, Jeffrey R. Cramer, certify that:

        1.    I have reviewed this annual report on Form 10-K of Anacomp, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

/s/ JEFFREY R. CRAMER Jeffrey R. Cramer Chief Executive Officer

        I, Linster W. Fox, certify that:

        1.    I have reviewed this annual report on Form 10-K of Anacomp, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

/s/ LINSTER W. FOX Linster W. Fox Chief Financial Officer

APPENDIX A

Annual Report on Form 10-K
Anacomp, Inc.

Page
Report of Ernst & Young LLP, Independent Auditor	A-2
Report of Independent Public Accountants	A-3
Consolidated Balance Sheets—September 30, 2002 and 2001	A-4
Consolidated Statements of Operations—Nine Months Ended September 30, 2002, Three Months Ended December 31, 2001, and Years Ended September 30, 2001 and 2000	A-5
Consolidated Statements of Stockholders' Equity (Deficit)—Nine Months Ended September 30, 2002, Three Months Ended December 31, 2001, and Years Ended September 30, 2001 and 2000	A-6
Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2002, Three Months Ended December 31, 2001, and Years Ended September 30, 2001 and 2000	A-7
Notes to the Consolidated Financial Statements	A-9

REPORT OF ERNST&YOUNG LLP, INDEPENDENT AUDITOR

To the Stockholders and the
Board of Directors of Anacomp, Inc.:

        We have audited the accompanying consolidated balance sheet of Anacomp, Inc. and subsidiaries as of September 30, 2002, and the related consolidated statements of operations, stockholders' equity/(deficit), and cash flows for the nine months ended September 30, 2002 (Reorganized Company) and the three months ended December 31, 2001 (Predecessor Company). These consolidated financial statements are the responsibility of Anacomp, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Anacomp, Inc. for the fiscal years ended September 30, 2001 and 2000, were audited by other auditors who have ceased operations. Those auditors opinion on those statements contained an explanatory paragraph relating to the Company's ability to continue as a going concern in their report dated November 21, 2001.

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

        In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anacomp, Inc. and subsidiaries as of September 30, 2002, and the consolidated results of their operations and their cash flows for the nine months ended September 30, 2002 (Reorganized Company) and the three months ended December 31, 2001 (Predecessor Company) in conformity with accounting principles generally accepted in the United States.

        As discussed above, the financial statements of Anacomp, Inc. as of September 30, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. As described in Note 2 these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 and 2000 included (a) agreeing the previously reported net income(loss) to the previously issued financial statements and the adjustments to reported net income(loss) representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, intangible assets that are no longer being amortized, to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income(loss) to reported net income(loss). In our opinion, the disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Predecessor Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the Predecessor Company's 2001 and 2000 financial statements taken as a whole.

/s/ ERNST&YOUNG LLP

San Diego, CA
December 12, 2002,
except for note 4 as to which the
date is
December 19, 2002

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

/s/ ARTHUR ANDERSEN LLP
San Diego, California
November 21, 2001

NOTE: THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSENLLP ("ANDERSEN") IN CONNECTION WITH ANACOMP, INC.'S FORM 10-K FILING FORTHE FISCAL YEAR ENDED SEPTEMBER 30, 2001. THE INCLUSION OF THIS PREVIOUSLY ISSUEDANDERSEN REPORT IS PURSUANT TO THE "TEMPORARY FINAL RULE AND FINAL RULEREQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS," ISSUED BY THE U.S. SECURITIES AND EXCHANGE COMMISSION IN MARCH 2002. NOTE THAT THIS PREVIOUSLY ISSUED ANDERSEN REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS, WHICH ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. SEE EXHIBIT 23.02 FOR FURTHER DISCUSSION.

CONSOLIDATED BALANCE SHEETS

Anacomp, Inc. and Subsidiaries

	Reorganized Company	Predecessor Company
	September 30, 2002	September 30, 2001
	(dollars in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$15,561	$24,308
Accounts receivable, net	33,990	43,360
Current portion of long term receivables, net	1,305	1,395
Inventories	3,474	4,937
Prepaid expenses and other	5,137	7,315
Assets of discontinued operations	12,027	—

Total current assets	71,494	81,315
Property and equipment, net	21,448	33,141
Long term receivables, net of current portion	1,188	1,252
Reorganization value in excess of identifiable net assets	73,227	—
Goodwill	—	86,285
Intangible assets, net	10,813	—
Other assets	1,913	5,825

	$180,083	$207,818

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Current portion of senior secured revolving credit facility	$29,975	$55,075
10 7/8% senior subordinated notes payable	—	310,943
Accounts payable	9,797	13,958
Accrued compensation, benefits and withholdings	16,294	16,111
Accrued income taxes	1,900	5,625
Accrued interest	—	50,969
Other accrued liabilities	16,422	22,922
Liabilities of discontinued operations	4,241	—

Total current liabilities	78,629	475,603

Long-term liabilities:
Unfunded accumulated benefit obligation	6,233	—
Other long-term liabilities	3,387	10,142

Total long-term liabilities	9,620	10,142

Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 40,787,711 shares authorized; 4,036,034 shares issued and outstanding	40	146
Additional paid-in capital	96,942	111,324
Accumulated other comprehensive loss	(2,836)	(4,912)
Accumulated deficit	(2,312)	(384,485)

Total stockholders' equity (deficit)	91,834	(277,927)

	$180,083	$207,818

See the notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Anacomp, Inc. and Subsidiaries

	Reorganized Company(a)	Predecessor Company(a)
	Nine months ended September 30, 2002	Three months ended December 31, 2001	Year ended September 30, 2001	Year ended September 30, 2000
	(dollars and shares in thousands, except per share amounts)
Revenues:
Services	$140,739	$55,098	$236,635	$269,012
Equipment and supply sales	33,068	12,926	69,713	114,185

	173,807	68,024	306,348	383,197

Cost of revenues:
Services	95,099	36,630	155,273	176,796
Equipment and supply sales	22,994	9,874	51,455	89,535

	118,093	46,504	206,728	266,331

Gross profit	55,714	21,520	99,620	116,866
Costs and expenses:
Engineering, research and development	5,305	1,680	7,208	10,081
Selling, general and administrative	43,622	15,643	83,527	100,016
Amortization of reorganization asset	—	—	—	12,003
Amortization of intangible assets, including goodwill	1,487	2,896	11,713	19,314
Restructuring charges (credits)	2,081	(1,032)	(1,207)	14,607
Asset impairment charges	—	—	—	28,493

Operating income (loss) from continuing operations	3,219	2,333	(1,621)	(67,648)

Other income (expense):
Interest income	353	155	1,338	1,225
Interest expense and fee amortization	(3,069)	(3,114)	(43,860)	(41,000)
Other	296	(221)	(131)	(825)

	(2,420)	(3,180)	(42,653)	(40,600)

Income (loss) from continuing operations before reorganization items, income taxes and extraordinary gain on extinguishment of debt	799	(847)	(44,274)	(108,248)
Reorganization items	—	13,328	—	—

Income (loss) from continuing operations before income taxes and extraordinary gain on extinguishment of debt	799	12,481	(44,274)	(108,248)
Provision for income taxes	4,024	450	3,217	1,550

(Loss) income from continuing operations before extraordinary gain on extinguishment of debt	(3,225)	12,031	(47,491)	(109,798)
Loss on sale of discontinued operations, net of taxes	—	—	—	(1,636)
Income from discontinued operations, net of taxes	913	—	—	—
(Loss) income before extraordinary gain on extinguishment of debt	(2,312)	12,031	(47,491)	(111,434)
Extraordinary gain on extinguishment of debt, net of taxes	—	265,329	—	—

Net (loss) income	$(2,312)	$277,360	$(47,491)	$(111,434)

Basic and diluted per share data:
Basic and diluted net loss from continuing operations	$(0.80)
Basic and diluted net income from discontinued operations	0.23

Basic and diluted net loss	$(0.57)

Shares used in computing basic and diluted net (loss) income per share	4,036

(a)
Reorganized Company data includes results of discontinued operations separately. Discontinued operations data has not been included for the Predecessor Company as amounts are not material.

See the notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Anacomp, Inc. and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit
	Shares	Amount				Total
	(in thousands, except share data)
SEPTEMBER 30, 1999—PREDECESSOR COMPANY	14,384,089	$149	$108,997	$(1,222)	$(225,560)	$(117,636)

Net loss	—	—	—	—	(111,434)	(111,434)
Translation adjustment	—	—	—	(8,136)	—	(8,136)
Realized gain on currency swap contracts	—	—	—	3,424	—	3,424
Unrealized gain on currency swap contract	—	—	—	532	—	532

Comprehensive loss						(115,614)

Common stock issued for exercise of stock options, warrants, and restricted stock grants	198,479	—	3,350	—	—	3,350
Common stock issued for employee stock purchases	38,568	—	510	—	—	510
Common stock purchased and retired	(93,200)	(3)	(1,628)	—	—	(1,631)
Common stock issued for acquisitions	38,262	—	95	—	—	95

SEPTEMBER 30, 2000—PREDECESSOR COMPANY	14,566,198	146	111,324	(5,402)	(336,994)	(230,926)

Net loss	—	—	—	—	(47,491)	(47,491)
Translation adjustment	—	—	—	(273)	—	(273)
Realized gain on currency swap contracts	—	—	—	763	—	763

Comprehensive loss						(47,001)

SEPTEMBER 30, 2001—PREDECESSOR COMPANY	14,566,198	146	111,324	(4,912)	(384,485)	(277,927)

Net income for three months	—	—	—	—	277,360	277,360
Translation adjustment for three months	—	—	—	639	—	639
Unfunded accumulated benefit obligation	—	—	—		—

Comprehensive income for three months						277,999

Reorganization items	(14,566,198)	(146)	(111,324)	4,273	107,125	(72)
New stock issuance	4,034,034	40	96,885	—	—	96,925

DECEMBER 31, 2001—REORGANIZED COMPANY	4,034,034	40	96,885	—	—	96,925

Net loss for nine months	—	—	—	—	(2,312)	(2,312)
Translation adjustment for nine months	—	—	—	1,996	—	1,996
Unfunded accumulated benefit obligation	—	—	—	(4,832)	—	(4,832)

Comprehensive income for nine months	—	—	—	—	—	(5,148)
Common stock issued for director stock grants	2,000	—	57	—	—	57

SEPTEMBER 30, 2002—REORGANIZED COMPANY	4,036,034	$40	$96,942	$(2,836)	$(2,312)	$91,834

See the notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Anacomp, Inc. and Subsidiaries

	Reorganized Company	Predecessor Company
	Nine months ended September 30, 2002	Three months ended December 31, 2001	Year ended September 30, 2001	Year ended September 30, 2000
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(2,312)	$277,360	$(47,491)	$(111,434)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Extraordinary gain on extinguishments of debt	—	(265,329)	—	—
Adjustment of assets and liabilities to fair value	—	(16,916)	—	—
Write off of deferred debt issuance costs and unamortized premiums and discounts	—	2,216	—	—
Asset impairment charges	—	—	—	28,493
Loss on sale of discontinued operations	—	—	—	1,636
Income from discontinued operations	(913)	—	—	—
Depreciation and amortization	12,999	7,194	31,258	51,406
Amortization of debt fees, premiums and discounts	516	92	1,398	653
Non-cash tax expense on life insurance	1,994	—	—	—
Non-cash legal settlement charge	—	—	1,502	—
Non-cash compensation	—	—	—	1,277
Other non-cash charges	358	349	—	—
Change in assets and liabilities:
Accounts and other receivables	(280)	3,092	11,045	22,935
Inventories	(148)	739	3,332	9,161
Prepaid expenses and other assets	(590)	332	(2,005)	3,631
Accounts payable, accrued expenses and other liabilities	2,173	(3,733)	(13,874)	(32,786)
Accrued interest	(13)	(387)	33,321	586

Net cash provided by (used in) continuing operations	13,784	5,009	18,486	(24,442)
Net operating cash provided by (used in) discontinued operations	2,797	—	—	(4,623)

Net cash provided by (used in) operating activities	16,581	5,009	18,486	(29,065)

Cash flows from investing activities:
Purchases of property and equipment for continuing operations	(2,727)	(1,075)	(4,825)	(18,124)
Purchases of property and equipment for discontinued operations	(48)	—	—	—
Proceeds from sale of discontinued operations and other assets	—	—	—	550
Payments to acquire companies and customer rights	—	—	(1,593)	(1,833)

Net cash used in investing activities	(2,775)	(1,075)	(6,418)	(19,407)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	—	3,419
Proceeds from liquidation of currency swap contracts	—	—	763	3,424
(Payment on) proceeds from revolving line of credit	(23,100)	(2,000)	(2,575)	48,750
Repurchases of common stock	—	—	—	(1,631)
Principal payments on long-term debt	—	—	—	(1,083)

Net cash (used in) provided by financing activities	(23,100)	(2,000)	(1,812)	52,879

Effect of exchange rate changes on cash	725	637	64	(1,563)

(Decrease) increase in cash and cash equivalents	(8,569)	2,571	10,320	2,844
Less increase in cash from discontinued operations	(2,749)	—	—	—

Cash and cash equivalents at beginning of period	26,879	24,308	13,988	11,144

Cash and cash equivalents at end of period	$15,561	$26,879	$24,308	$13,988

See the notes to the consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	Reorganized Company	Predecessor Company
	Nine months ended September 30, 2002	Three months ended December 31, 2001	Year ended September 30, 2001	Year ended September 30, 2000
	(dollars in thousands)
Cash paid during period for:
Interest	$2,175	$1,434	$7,138	$40,617
Income taxes	$2,208	$459	$2,569	$3,728

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Reorganized Company	Predecessor Company
	Nine months ended September 30, 2002	Three months ended December 31, 2001	Year ended September 30, 2001	Year ended September 30, 2000
	(dollars in thousands)
Stock issued for acquisitions	$—	$—	$—	$95
Unrealized gain on currency swap contract	$—	$—	$—	$532

See the notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Anacomp, Inc. and Subsidiaries

NOTE 1.
COMPANY OPERATIONS AND BASIS OF PRESENTATION:

        Anacomp®, Inc. provides comprehensive information outsourcing, maintenance support, and imaging and print solutions for businesses and organizations around the globe. We primarily serve customers in the financial services and insurance sectors and in the case of MVS the technology sector.

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

        The primary benefits of our bankruptcy were the elimination of $310 million of debt, related accrued interest of $52.3 million and the related annual interest expense of approximately $34 million. Additionally, our credit facility was amended such that we cured previous events of default and we continue to have the ability to borrow under the credit facility. Borrowings under the facility are subject to revised terms and restrictions, and we are required to make mandatory quarterly payments that reduce the borrowing base of the credit facility (see Note 4).

        Under the Plan, our publicly traded 10 7/8% senior subordinated notes, related accrued interest and existing Anacomp common stock (14,566,198 shares) were canceled, and new common stock was issued. New Class A Common Stock was distributed to the holders of the notes, as well as reserved for issuance as incentive compensation to Anacomp personnel. New Class B Common Stock was issued and distributed to holders of previously existing Anacomp common stock.

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

        Holders of Class A Common Stock own 99.9% of our equity and those holding Class B Common Stock own 0.1%.

        Also, as a result of the Chapter 11 reorganization, the following occurred:

  •
  all unexercised options were canceled;

  •
  prior stock option plans were terminated;
  •
  executory contracts were assumed or rejected;
  •
  trade creditors were paid in the ordinary course of business and were not impaired;
  •
  members of a new Board of Directors were designated by the holders of the subordinated notes;
  •
  403,403 shares of new Class A Common Stock were authorized for use in the establishment of new stock option plans; and
  •
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

        The U.S. Bankruptcy Court issued its final decree on September 27, 2002 closing the Chapter 11 case. There are no remaining claims or unrecorded obligations related to the bankruptcy proceedings.

  Basis of Presentation

        At December 31, 2001, as a result of our emergence from bankruptcy, we adopted Fresh Start Reporting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Fresh Start Reporting resulted in material changes to the Consolidated Balance Sheet as of December 31, 2001, including adjustment of assets and liabilities to estimated fair values, the valuation of equity based on the reorganization value of the ongoing business, and the recording of an asset for reorganization value in excess of the fair value of the separately identifiable assets and liabilities (similar to goodwill).

        The accompanying financial statements include historical information from prior to December 31, 2001, the effective date we emerged from bankruptcy, and are identified as financial statements of the Predecessor Company. The Consolidated Balance Sheet, Statements of Operations and the Statement of Cash Flows as of and for the nine-month period ended September 30, 2002, represent the Reorganized Company after adopting Fresh Start Reporting and also reflect our Switzerland subsidiaries as discontinued operations. Due to our reorganization, the implementation of Fresh Start Reporting (see Note 3), and our presentation of discontinued operations for the nine-month period ended September 30, 2002, the financial statements for the Reorganized Company are not comparable to those of the Predecessor Company. We did not reflect the discontinued operations presentation relating to the sale of Switzerland in the financial statements of the Predecessor Company due to the immateriality of such results in those periods.

        The accompanying consolidated financial statements include the accounts of Anacomp and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements, in the opinion of management, include all adjustments (consisting of normal recurring accruals and the Fresh Start adjustments described in Note 3) necessary for a fair presentation of our financial position, results of operations and cash flows for all periods presented.

        Preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. Estimates have been prepared on the basis of the most current available information and actual results could differ from those estimates.

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

Concentration of Credit Risk

        The Company sells its products to customers primarily in the United States, Canada, Europe and Asia. The Company maintains a reserve for potential credit losses and historically such losses have been within management's estimates.

Inventories

        Inventories are stated at the lower of cost or market, with cost being determined by methods approximating the first-in, first-out basis.

Property and Equipment

        Property and equipment, which includes leasehold improvements, is recorded at cost and depreciated or amortized using the straight-line method over estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful life or the remaining term of the related lease. Processing equipment and other property and equipment have useful lives ranging from two to twelve years. Repair and maintenance costs are expensed as incurred.

Software Costs

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software production costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of cost or estimated net realizable value. As of September 30, 2002 and 2001, no capitalized software costs remain on the Balance Sheet.

Income Taxes

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

Foreign Currency Translation

        Substantially all assets and liabilities of Anacomp's international operations are translated at year-end exchange rates; revenues and expenses are translated at the average exchange rates prevailing during the year. Foreign currency transaction gains and losses are charged to operations as incurred. A foreign currency transaction gain of $0.3 million was recorded for the nine months ended September 30, 2002, and a foreign currency transaction loss of $0.2 million was recorded for the three months ended December 31, 2001.Foreign currency transaction losses for the years ended September 30, 2001 and 2000 totaled $0.1 million, and $0.8 million, respectively. Foreign currency transaction gains and losses are included as a component of "Other income (expense)" in the accompanying Consolidated Statements of Operations.

Goodwill

        The excess of purchase price over net assets of businesses acquired ("goodwill") was amortized on the straight-line method over the estimated periods of future benefit through December 31, 2001, and has been eliminated as part of our reorganization and implementation of Fresh Start accounting (see Note 3).

Debt Issuance Costs

        The Company capitalizes all costs related to its issuance of debt and amortizes those costs using the effective interest method over the life of the related debt instruments. Unamortized debt issuance costs were $0.5 million and $3.5 million at September 30, 2002 and 2001, respectively. The decrease of $3 million was due primarily to the write-off of unamortized deferred issuance costs on the 10 7/8% senior subordinated notes remaining on the balance sheet prior to the implementation of Fresh Start accounting. Unamortized debt issuance costs are included in "Other assets" in the accompanying Consolidated Balance Sheets. During the nine months ended September 30, 2002, the three months ended December 31, 2001, and the years ended September 30, 2001 and 2000, the Company amortized $0.5 million, $0.2 million, $1.8 million and $1.6 million, respectively, of debt issuance costs that are included in "Interest expense and fee amortization" in the accompanying Consolidated Statements of Operations.

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

        In accordance with SOP 97-2, "Software Revenue Recognition", revenues from software license agreements are recognized, provided that all of the following conditions are met: a non-cancelable license agreement has been signed, the software has been delivered, the fees are fixed or determinable, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable and the risk of concession is deemed remote, and no other significant vendor obligations exist. For contracts with multiple obligations, the Company unbundles the respective components to determine revenue recognition using vendor-specific objective evidence (VSOE). In instances where VSOE cannot be determined, the related fees are deferred and amortized over the life of the contract.

        Revenues from sales of products and services or from leases of equipment under sales-type leases are recorded based on shipment of products (and transfer of risk of loss), commencement of the lease, or performance of services. Under sales-type leases, the present value of all payments due under the lease contracts is recorded as revenue, cost of sales is charged with the book value of the equipment plus installation costs, and future interest income is deferred and recognized over the lease term. Revenue from sales-type leases totaled $0.3 million and $1.7 million for the three months ended December 31, 2001 and nine months ended September 30, 2002, respectivley. Operating lease revenues are recognized during the applicable period of customer usage. Revenue from maintenance contracts is recognized ratably over the period of the related contract.

Long-Lived Assets

        The Company previously evaluated potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 established procedures for review of recoverability and measurement of impairment (if necessary) of long-lived assets and certain identifiable intangibles held and used by an entity. SFAS No. 121 required that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the respective asset may not be fully recoverable. SFAS No. 121 also required that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs. On December 31, 2001, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and which supercedes SFAS No. 121.

        The Company recorded asset impairment charges in 2000 of $28.5 million (see Note 8).

Research and Development

        Research and development costs are expensed as incurred. Engineering costs associated specifically with research and development amounted to $3.4 million, $0.9 million, $3.6 million and $6.3 million for the nine months ended September 30, 2002, the three months ended December 31, 2001, and the years ended September 30, 2001 and 2000, respectively. The Company supports several engineering processes, including basic technological research, service offering and product development, and sustaining engineering for its existing products.

Income or Loss Per Share

        Basic income or loss per share is computed based upon the weighted average number of shares of Anacomp's common stock outstanding during the period. For the nine months ended September 30, 2002, potentially dilutive securities include 783,077 outstanding warrants to purchase Class B Common Stock which were issued as part of the reorganization. These warrants were excluded from diluted income per share as they were anti-dilutive using the treasury stock method. Basic and diluted net income or loss for periods prior to the nine months ended September 30, 2002 have not been presented as they are not comparable to subsequent periods due to the implementation of Fresh Start Reporting (see Note 3).

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

Recent Accounting Pronouncements

        Pursuant to Statement of Position 90-7, Anacomp has implemented the provisions of accounting principles required to be adopted within twelve months of the adoption of Fresh Start Reporting as of December 31, 2001, including the following standards, however, excluding SFAS No. 146, which is not effective until after December 31, 2002:

        On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and which supercedes SFAS No. 121. SFAS No. 144 also reduces the threshold for discontinued operations reporting to a component of an entity rather than a segment of a business as required under Accounting Principles Bulletin No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The adoption of SFAS No. 144 on December 31, 2001 did not have a material impact on our financial position or results of operations. However, as a result of the changes whereby a component of an entity can qualify for discontinued operations presentation, the sale of our Switzerland subsidiary, effective October 1, 2002 (see Note 7) required such presentation whereas under APB 30 it would not have qualified. In accordance with the provisions of SFAS No.144, we have separately disclosed the results of operations of our Switzerland subsidiaries for the 9 months ended September 30, 2002. We did not separately disclose the results of operations of our Switzerland subsidiaries for the three months ended December 31, 2001, or for the years ended September 30, 2001 and 2000, as the related amounts were deemed to be immaterial for each of the respective periods.

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

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company adopted

SFAS No. 142 beginning January 1, 2002 upon application of Fresh Start Reporting (See Note 3). As a result of the implementation of Fresh Start Reporting, all goodwill on the books at December 31, 2001 was eliminated. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually. Accordingly, the Company does not amortize goodwill and intangible assets with indefinite lives as of January 1, 2002. Intangible assets with finite lives, primarily customer contracts and customer relationships and proprietary technology will be amortized over their useful lives.

        The following table reconciles our net earnings before the cumulative effect of change in accounting to net earnings adjusted for the amortization of intangible assets and goodwill. Due to our net loss tax position in prior years no tax benefit was realized from this expense.

	Reorganized Company	Predecessor Company
	Nine months ended September 30, 2002	Three months ended December 31, 2001	Year ended September 30, 2001	Year ended September 30, 2000
	(in thousands)
Net (loss) income as reported	$(2,312)	$277,360	$(47,491)	$(111,434)
Goodwill amortization	—	2,629	10,647	17,675

Net (loss) income excluding effect of goodwill amortization	$(2,312)	$279,989	$(36,844)	$(93,759)

        We completed our annual goodwill impairment test as of September 30, 2002 and found no impairment.

NOTE 3.
FRESH START REPORTING:

        Our enterprise value of $150 million before consideration of debt after reorganization at December 31, 2001 was determined based on the consideration of many factors and various valuation methods, including:

  •
  discounted cash flow analysis;
  •
  selected publicly-traded company market multiples;
  •
  selected acquisition transaction multiples; and
  •
  applicable ratios and valuation techniques believed by management to be representative of our business and industry.

        The cash flow valuation utilized five-year projections assuming a weighted average cost of capital rate of approximately 13.5%. A terminal value was determined using a multiple of our estimated fifth year earnings before interest, other income, reorganization items, asset impairment and restructuring charges, taxes, depreciation and amortization, and extraordinary items (referred to as "EBITDA"), together with the net present value of the five-year projected cash flows. The excess of the reorganization value over the fair value of identifiable net assets of $73.2 million, as adjusted, is reported as "Reorganization value in excess of identifiable net assets" and will not be subject to future amortization (similar to goodwill) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" as issued by the Financial Accounting Standards Board ("FASB").

        For enterprise valuation purposes, in January 2002 we estimated our revenues and cash flows through fiscal year 2006. We projected continued declines in Computer Output to Microfiche ("COM") and COM-related revenues at a rate of approximately 20% annually and growth in digital and Multi-Vendor Services and product offerings. Our projections also assumed the following:

  •
  the elimination of our subordinated notes and related interest;
  •
  continued reduction of costs through consolidation of facilities and adjustments to our labor force to maintain COM gross margin levels;
  •
  the completion of our bankruptcy and related legal and professional costs; and
  •
  our recent cost reduction activities and restructurings.

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

        In the nine month period ended September 30, 2002, we recorded pre-reorganization liabilities for pension obligations of $1.4 million.

        As a result of Fresh Start Reporting, identifiable intangible assets were valued and consist of the following to be amortized over the useful lives indicated:

	Life in Years	September 30, 2002
	(dollars in thousands; unaudited)
Customer contracts and related customer relationships	10	$7,600
Digital technology and intellectual property	3	3,100
COM technology and intellectual property	10	1,300
COM production software	5	300

Total		12,300
Less: accumulated amortization		(1,487)

		$10,813

        Based on the intangible asset values noted above, related amortization expense will be approximately $2 million annually for the next three years.

        The reorganization and the adoption of Fresh Start Reporting resulted in the following adjustments to our Condensed Consolidated Balance Sheet as of December 31, 2001:

		Reorganization and Fresh Start Adjustments
	Predecessor Company December 31, 2001					Reorganized Company December 31, 2001
		Debit		Credit
	(in thousands; unaudited)
Assets
Total current assets	$78,261	$—		$—		$78,261
Property and equipment, net	30,565	2,483	(a)	—		33,048
Reorganization value in excess of identifiable assets	—	75,193	(c)	—		75,193
Goodwill	83,644	—		83,644	(b)	—
Intangible assets	—	12,300	(d)	—		12,300
Other assets	8,179	—		3,142	(e)	5,037

	$200,649	$89,976		$86,786		$203,839

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Current portion of senior secured revolving credit facility	$53,075	$43,825	(f)	$—		$9,250
10 7/8% senior subordinated notes payable	310,926	310,926	(g)	—		—
Accounts payable	11,051	—		—		11,051
Accrued compensation, benefits and withholdings	16,275	—		—		16,275
Accrued income taxes	4,220	3,027	(h)	—		1,193
Accrued interest	52,267	52,254	(i)	—		13
Other accrued liabilities	22,642	1,075	(j)	—		21,567

Total current liabilities	470,456	411,107		—		59,349
Long-term liabilities:
Long-term portion of senior secured revolving credit facility	—	—		43,825	(f)	43,825
Unfunded accumulated benefit obligation	—	—		1,401	(n)	1,401
Other long-term liabilities	10,222	7,883	(k)	—		2,339

Total long-term liabilities	10,222	7,883		45,226		47,565
Stockholders' equity (deficit):
Common stock	146	146	(l)	40	(m)	40
Additional paid-in capital	111,324	111,324	(l)	96,885	(m)	96,885
Accumulated other comprehensive loss	(4,273)	1,401	(n)	5,674	(l)	—
Accumulated deficit	(387,226)	—		387,226	(l)	—

Total stockholders' equity (deficit)	(280,029)	112,871		489,825		96,925

	$200,649	$531,861		$535,051		$203,839

        Explanations of the above adjustment columns are as follows:

  a)
  To adjust property and equipment to estimated fair value.

  b)
  To reflect write off of excess of purchase price over net assets of businesses acquired.

  c)
  To establish the reorganization value in excess of identifiable assets. The amounts are calculated below:

Amount
(in thousands; unaudited)
Senior secured revolving credit facility	$53,075
New equity	96,925

Enterprise value	150,000
Plus: fair value of identifiable liabilities	53,839
Less: fair value of identifiable assets	(128,646)

Reorganization value in excess of identifiable assets	$75,193

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

  n)
  To reflect unfunded accumulated pension benefit obligation.

        During the nine month period ended September 30, 2002, approximately $2 million of pre-reorganization net deferred tax assets were utilized as deductions for tax return purposes and, therefore, reported as a reduction of the Reorganization asset to $73.2 million at September 30, 2002.

        The extraordinary gain on extinguishment of debt, net of taxes, for the period ended December 31, 2001, is calculated as follows:

Amount
(in thousands; unaudited)
Carrying value of senior subordinated notes	$310,000
Carrying value of related accrued interest	52,254
Issuance of new common stock	(96,925)

Extraordinary gain on extinguishment of debt	$265,329

        The holders of the senior subordinated notes received 99.9% of the new equity of the Reorganized Company; therefore, the net equity of the Reorganized Company was used as the basis for consideration exchanged in determining the extraordinary gain on extinguishment of debt. There is no income statement tax effect from the extinguishment of debt (see Note 18).

        In accordance with Statement of Position 90-7, transactions of the Predecessor Company resulting from the Chapter 11 reorganization are reported separately as reorganization items in the accompanying Consolidated Statement of Operations for the period ended December 31, 2001, and are summarized below:

Three Months Ended December 31, 2001
(in thousands; unaudited)
Adjustment of assets and liabilities to fair value	$16,916
Write off of deferred debt issuance costs and unamortized premiums and discounts	(2,216)
Professional fees and other reorganization costs	(1,023)
Settlement of facility lease contract	(349)

Reorganization items	$13,328

NOTE 4.
SENIOR SECURED REVOLVING CREDIT FACILITY:

        Concurrent with the emergence from bankruptcy on December 31, 2001, Anacomp and Fleet National Bank, as agent, and its syndicate of lenders (collectively, "the Bank Group") entered into an Amended and Restated Revolving Credit Agreement. The amended facility included a $58.9 million credit commitment, with a $53.1 million sublimit for direct borrowing and a $5.8 million letter of credit sublimit. In accordance with the new agreement, the $53.1 million direct borrowing sublimit was reduced to $44.8 million as of September 30, 2002 as a result of scheduled principal repayments, issuance of a new letter of credit, and the sale of assets. The credit commitment will be further reduced by future periodic scheduled amounts and by 85% of the net proceeds from the sale of the Switzerland subsidiaries. The facility is available for new borrowings when borrowings are below the direct borrowing sublimit.

        At September 30, 2002, the outstanding revolving credit borrowings were $30.0 million (plus outstanding standby letters of credit of $6.3 million). During the nine-month period ended September 30, 2002, we made cash payments totaling $23.1 million, which is $16.1 million greater than our scheduled repayments, resulting in $14.8 million of borrowing capacity, including the effect of other commitment reductions.

        The maturity date of the amended facility is June 30, 2003, with an extension to December 31, 2003 upon the receipt of at least $4 million net proceeds from the sale of the Switzerland subsidiaries. The receipt of the required proceeds is expected to occur in early 2003. Upon receipt of the net proceeds, we will be required to permanently reduce the borrowing sublimit of the credit facility commitment by 85% of the net sale proceeds. Substantially all of the net proceeds will be used to reduce the outstanding revolving credit borrowings. The credit facility commitment was permanently reduced by $0.8 million upon the initial receipt of proceeds from the sale in October 2002.

        The amended facility bears interest at a base rate equal to the higher of a) the annual rate of interest announced from time to time by Fleet National Bank as its best rate, or b) one-half of one percent above the Federal Funds Effective Rate, for the portion of the facility equal to a Formula Borrowing Base ("FBB"). The FBB equals 80% of eligible accounts, which include U.S. and Canadian accounts receivable. The rate of interest is three percentage points higher than the base rate for the facility balance outstanding in excess of the FBB. Interest is due and payable monthly in arrears. The interest rate was 4.75% for the FBB portion and 7.75% for the excess portion at September 30, 2002.

At September 30, 2002, the FBB was $15.3 million and the excess of borrowings over the FBB was $14.7 million.

        The credit facility is secured by virtually all Anacomp assets and 65% of the capital stock of our foreign subsidiaries. The facility contains covenants relating to limitations on the following:

  •
  capital expenditures;
  •
  additional debt;
  •
  open market purchases of our common stock;
  •
  mergers and acquisitions; and
  •
  liens and dividends.

        The credit facility also is subject to minimum EBITDA, interest coverage and leverage ratio covenants. In addition, we are required to remit to the Bank Group the net proceeds of any capital asset sale.

        Effective December 19, 2002, we signed an amendment to the revolving credit agreement. The amendment modifies certain financial covenants to accommodate the sale of our Switzerland operations and current business plans. Other changes to the agreement included a permanent reduction to the credit facility commitment of $10.0 million, a decrease in future quarterly commitment reductions, and provisions for acquisitions and/or divestitures under specified conditions.

        Under the current facility as amended, the facility commitment and the direct borrowings sublimit will be permanently reduced in the future as follows:

  •
  $1.125 million on December 31, 2002
  •
  $1.125 million on March 31, 2003;
  •
  $1.25 million on June 30, 2003;
  •
  $1.25 million on September 30, 2003 (assuming that the maturity date is extended as planned).

        In connection with the December 31, 2001 facility amendment and restatement, we paid a fee of $0.8 million that has been capitalized, is included in "Other assets" in the accompanying Condensed Consolidated Balance Sheet at September 30, 2002, and is being amortized through June 30, 2003.

NOTE 5.
SENIOR SUBORDINATED NOTES:

        The Predecessor Company had outstanding $310 million of publicly traded 10 7/8% senior subordinated notes and related accrued interest of $52.3 million at October 19, 2001. As detailed in Note 1, the notes and related accrued interest were extinguished in the reorganization. The accompanying Consolidated Statement of Operations for the period ended December 31, 2001 includes approximately $1.7 million of interest expense on the notes through October 19, 2001, the date the Predecessor Company filed for bankruptcy. Had interest on the senior subordinated notes continued to accrue beyond the October 19, 2001 bankruptcy filing date, we would have recognized an additional $6.9 million in interest expense through December 31, 2001.

NOTE 6.
RESTRUCTURING CHARGES:

        In fiscal year 2002, we recorded a restructuring charge of $2.1 million related to the reorganization of our operations from two business units to one. We reorganized our workforce by combining the field organizations of Document Solutions and Technical Services into one organization, establishing an executive level position to oversee all sales and marketing activities and implementing a single support group for our data centers, Web Presentment operations, field services operations and process quality. The restructuring charges included $1.6 million in employee severance and termination-related costs for approximately 100 employees, all of whom have left the company. The severance payments will be completed by the second quarter of fiscal 2003. The restructuring charges also include approximately $0.4 million for the closure of a data center for which payments will continue until the lease expires in July 2004. Of the $0.4 million, $69 thousand represents a non-cash charge to write off the net book value of leasehold improvements located in the closed data center.

        In the second and third quarters of 2000, we effected a reorganization of our workforce in the United States and Europe along our lines of business, reorganized parts of our corporate staff and phased out our manufacturing operations. To accomplish the reorganization of our workforce and corporate staff, we reassessed job responsibilities and personnel requirements in each of our continuing business units and corporate staff. The assessment resulted in substantial permanent personnel reductions and involuntary terminations throughout our organization, primarily in our European operations and our corporate and manufacturing staff. We recorded restructuring charges of $14.6 million related to these actions. Employee severance and termination-related costs were for approximately 300 employees, all of whom have left the company; we have paid all related severance. Other fees relate to professional fees associated with negotiations to terminate facility leases and other costs associated with implementation of our new business unit structure and the reorganization of our business units into separate entities. We have also paid these fees. In the first quarter of fiscal year 2002, we vacated our Japanese facility, terminated substantially all related personnel and undertook other procedures to wind down our Japanese subsidiary. As a result, we reversed approximately $1 million of fiscal 2000 business restructuring reserves due to favorable circumstances related to the shutdown. Our closure costs to vacate the facility in Japan, costs to fulfill our contract obligations and severance and related professional costs up to that time were less than we anticipated at the time we recorded the accrual. As of September 30, 2002, the remaining liability related to international facility costs is expected to be paid by the end of December 2003.

        In the third quarter of fiscal year 2001, we reversed $1.2 million of business restructuring reserves ($333 thousand from the 1998 restructuring and $874 thousand from the 2000 restructuring) primarily related to favorable experience in employee separations and facility-related costs, as well as reduced levels of professional and other fees.

        In fiscal 1998, we recorded restructuring charges of $8.5 million and reserves of $15.2 million related to the First Image acquisition. This liability has been fully paid as of June 30, 2002.

        The restructuring reserves are included as a component of "Other accrued liabilities" in the accompanying Consolidated Balance Sheets.

        The following tables present the activity and balances of the restructuring reserves from September 30, 2001 to September 30, 2002 (in thousands):

Fiscal Year 2002 Restructuring

Reorganized Company	December 31, 2001	Adjustments	Payments and Deductions	September 30, 2002
Employee Separations	$—	$1,638	$(1,405)	$233
Facility Closing	—	443	(118)	325

	$—	$2,081	$(1,523)	$558

Fiscal Year 2000 Restructuring

Reorganized Company	December 31, 2001	Adjustments	Cash Payments	September 30, 2002
Facility Closing	$120	$—	$(43)	$77
Contract Obligations	170	—	(44)	126

	$290	$—	$(87)	$203

Predecessor Company	September 30, 2001	Adjustments	Cash Payments	December 31, 2001
Employee Separations	$269	$(214)	$(55)	$—
Facility Closing	281	(149)	(12)	120
Contract Obligations	511	(307)	(34)	170
Professional and Other	313	(313)	—	—

	$1,374	$(983)	$(101)	$290

Fiscal Year 1998 Restructuring

Reorganized Company	December 31, 2001	Adjustments	Cash Payments	September 30, 2002
Facility Closing	$160	$—	$(160)	$—

	$160	$—	$(160)	$—

Predecessor Company	September 30, 2001	Adjustments	Cash Payments	December 31, 2001
Facility Closing	$276	$(39)	$(77)	$160
Other	10	(10)	—	—

	$286	$(49)	$(77)	$160

NOTE 7.
SALE OF SWITZERLAND AND OTHER OPERATIONS:

        In May 2001, we announced our intention to sell all or parts of our European document-management business, Document Solutions International (DSI). A sale of all of DSI is not currently planned. However, we completed a sale of our Switzerland subsidiaries and operations on October 18, 2002. We signed a sales agreement on September 27, 2002. The acquiring company assumed operational responsibility effective October 1, 2002.

        Under the terms of the sale agreement, we sold all of the outstanding shares of our two Swiss subsidiaries, Cominformatic AG and Anacomp Technical Services AG, to edotech Ltd. (a UK company) at a sales price of CHF 26.7 million (Swiss francs).

        The sales price is payable as follows: CHF 4.6 million, or approximately $3.1 million, at closing; CHF 18.2 million upon completion of the Cominformatic share exchange, no later than six months from the date closing; CHF 1.1 million on or before April 18, 2003; and CHF 2.8 million within the next 18 months upon expiration of certain indemnification claim periods. The costs of the sale are estimated to be $2.1 million. Effectively all of the net proceeds (i.e. sales price less sale costs) will be used to reduce the revolving balance outstanding and 85% of such proceeds will permanently reduce the total borrowing commitment under the terms of the senior secured revolving credit facility. Upon receipt of at least $4 million in net proceeds from the Switzerland sale, the maturity date of the credit facility will be extended from June 30, 2003 to December 31, 2003.

        In addition, we sold two smaller operating units effective in the third quarter of fiscal 2002. A loss of $331 thousand was recognized and reported as Selling, General and Administrative expenses in that period.

        The assets and liabilities of the Swiss and other operations have been classified separately as "Assets of discontinued operations" and "Liabilities of discontinued operations" in the Consolidated Balance Sheet as of September 30, 2002. The net assets of the disposed operating units were summarized as follows:

September 30, 2002
(dollars in thousands)
Cash	$2,749
Accounts and notes receivable	2,288
Inventories	1,067
Property, plant and equipment	5,227
Other assets	696
Accounts payable and other accrued liabilities	(4,241)

Total net assets	$7,786

        Similarly, the results of operations of the Switzerland and other operations have been reported separately as "Income from discontinued operations, net of taxes" in the Consolidated Statements of Operations for the nine months ended September 30, 2002. The results of operations reported below for the three months ended December 31, 2001, and the years ended September 30, 2001 and 2000 have not been segregated as discontinued operations in the Consolidated Statements of Operations for the respective periods as they were not material to the operating results of Anacomp in total.

	Reorganized Company	Predecessor Company
	Nine Months Ended September 30, 2002	Three Months Ended December 31, 2001	Twelve Months Ended September 30, 2001	Twelve Months Ended September 30, 2000
	(dollars in thousands)
Revenues	$20,440	$7,505	$24,579	$33,528
Income before taxes	1,212	869	1,778	1,977
Income taxes	299	60	93	201
Net income	$913	$809	$1,685	$1,776

NOTE 8.
ASSET IMPAIRMENT CHARGES:

        During fiscal year 2000, we announced a restructuring of the DatagraphiX business unit, the merger of this unit into the Technical Services business unit and the discontinuance of manufacturing operations effective October 1, 2000. In fiscal year 2000, we recorded a charge to cost of sales of $9 million for inventory write-downs resulting from the decision to discontinue DatagraphiX manufacturing operations.

        During fiscal year 2000, we wrote off a note receivable with a carrying value of $2.7 million generated from the sale of our Magnetics division in fiscal 1999 due to the declining operating results and liquidity of the acquirer. Additionally, due to our overall liquidity position, we abandoned a new software product, as well as our Image Mouse product. As a result, we wrote off approximately $1.6 million of associated capitalized software development costs and approximately $0.7 million of specialized manufacturing assets, respectively. Further, we recorded impairments of manufacturing equipment and leasehold improvements totaling approximately $2.0 million as a result of the discontinuation of manufacturing operations effective October 1, 2000 pertaining to the former DatagraphiX segment.

        We recorded a goodwill impairment charge of $21.4 million related to our Document Solutions International businesses. During the fourth quarter of fiscal 2000, we reached an agreement in principle with the Bank Group to amend the Facility and to provide Anacomp with a waiver, which was in effect through October 26, 2000, and among other restrictions, prevented us from remitting funds to our foreign subsidiaries. Based on the inability to support our foreign subsidiaries by the terms of the forbearance agreement, and based on our liquidity issues and the restructuring of our operations into four separate business units, we reviewed our expected future cash flows of our foreign operations assuming an inability to invest in or support their cash flows from the U.S. The result of these reviews indicated that our Document Solutions International businesses would have negative cash flows from operations and operating losses that would worsen.

        Due to the above concerns, we announced in May 2001 our intention to sell all or parts of our European document-management business, Document Solutions International (DSI). A sale of all of DSI is not currently planned; and we anticipate recovering the net book value of any DSI assets sold. See Note 7 for a discussion of our sale of Swiss subsidiaries in October 2002. As a result of the expected future negative cash flows from operations and the preliminary expressions of interest in the Document Solutions International businesses, the only long-lived asset that was deemed to be impaired is the goodwill associated with the Document Solutions International businesses.

        Asset impairment charges recorded in fiscal year 2000 are summarized as follows:

Assets	Year Ended September 30, 2000
(in thousands)
Goodwill	$21,390
Magnetics note receivable	2,738
Development assets	2,338
Leasehold improvements and equipment	2,027

$28,493

        As reflected in the accompanying Consolidated Balance Sheet, the Company had goodwill related to the following acquisitions:

Business Acquisition	September 30, 2001
(in thousands)
First Image (15 year amortization period)	$77,542
Litton Adesso Software, Inc. (7 year amortization period)	7,408
All Others (3 to 5 year amortization periods)	1,335

$86,285

        As explained in Note 1, we emerged from bankruptcy effective December 31, 2001, and we have implemented Fresh Start Reporting. Under Fresh Start accounting, we have established a new basis of accounting for the Reorganized Company that eliminated the goodwill asset and established a reorganization value in excess of identifiable assets.

NOTE 9.
SALE OF THE MAGNETICS DIVISION:

        In fiscal year 1999, we sold our Magnetics Division. The sale was effective June 1, 1999, and the sales price of $40 million included $37 million in cash at closing and an interest-bearing $3 million subordinated note. In connection with the sale of the division, we agreed to provide administrative support to the acquirer in Japan. The support services relate to the Japanese operations included in the Magnetics Division sale. At the sale date, the incremental cost of this administrative support obligation was considered in the determination of the fiscal 1999 gain on sale. Such determination was based on the fact that we had other Japan-based operations for COM and other business lines. In the third quarter of fiscal 2000, as part of the corporate reorganization, we elected to close our Japan-based operations, thereby increasing the remaining costs associated with the administrative obligations. This resulted in a charge of $1.6 million being recorded in the third quarter of fiscal 2000. During the third quarter of fiscal 2000, we determined that the collectibility of the note receivable, with a carrying value of $2.7 million, was impaired and wrote-off the $2.7 million note.

NOTE 10.
FAIR VALUES OF FINANCIAL INSTRUMENTS:

        SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information for certain financial instruments. The carrying amounts for trade and other receivables and payables are considered to be their fair values. The carrying amounts, net of unamortized discounts and premiums, and fair values of the Company's other financial instruments at September 30, 2002 and 2001, are as follows:

	September 30, 2002		September 30, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
Senior Secured Revolving Credit Facility	$29,975	$29,975	$55,075	$55,075
10 7/8% Senior Subordinated Notes	$—	$—	$310,943	$55,800

        The September 30, 2001 estimated fair values of Senior Subordinated Notes were based on quoted market values.

NOTE 11.
HEDGING:

        Anacomp is exposed to the risk of future currency exchange rate fluctuations. To mitigate a portion of this risk, we have in the past entered into various foreign currency swap agreements that were designated as, and were effective as, economic hedges of net investments of certain foreign subsidiaries. In accordance with SFAS No. 52 "Foreign Currency Translation", realized and unrealized gains and losses, including terminations and maturities of swaps, are reflected in "Accumulated other comprehensive loss". Foreign currency swaps are marked to market at each reporting period based on movements in the exchange rates of the underlying currencies. In November 2000, the Company terminated its only remaining currency swap agreement and received $0.8 million in cash proceeds. This benefit is reflected in the 2001 Consolidated Balance Sheet as a component of "Accumulated other comprehensive loss" in "Stockholders' equity (deficit)". At September 30, 2002, the Company did not have any currency swap agreements outstanding.

NOTE 12.
SUPPLIER CONCENTRATION RISK:

Intelicoat Technologies Agreement

        Anacomp has a supply agreement with Intelicoat Technologies that expires October 1, 2004. Pursuant to the supply agreement, Anacomp can purchase coated duplicate microfilm from Intelicoat at fixed prices for a one year period, which can be modified as defined in the agreement in future years. The supply agreement has no minimum purchase requirements. During fiscal 2002, we obtained all of our duplicate microfilm from Intelicoat.

Kodak Agreement

        We obtain our silver halide film used to produce master images principally from the Eastman Kodak Company under an multi-year supply agreement. The supply agreement has no minimum purchase requirements.

NOTE 13.
COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

	Reorganized Company	Predecessor Company
	September 30, 2002	September 30, 2001
	(dollars in thousands)
Accounts Receivable:
Trade receivables, net of allowance for doubtful accounts of $2,693 and $4,538, respectively	$33,423	$42,843
Other	567	517

	$33,990	$43,360

Inventories:
Finished goods, including purchased film	$1,766	$4,848
Work in process	—	26
Consumable spare parts and supplies	1,708	63

	$3,474	$4,937

Property and Equipment:
Buildings	$—	$4,568
Office furniture	6,087	11,896
Field support spare parts	6,244	6,045
Leasehold improvements	7,080	10,198
Processing and manufacturing equipment	18,152	44,275

	37,563	76,982
Less accumulated depreciation and amortization	(16,115)	(43,841)

	$21,448	$33,141

Excess of Purchase Price Over Net Assets of Businesses Acquired:
Goodwill	$—	$159,044
Less accumulated amortization	—	(72,759)

	$—	$86,285

Cash Surrender Values Included in Other Assets:
Cash surrender values in life insurance policies	$730	$26,429
Loans against cash surrender values	—	(25,710)

Net cash surrender values in Other Assets	$730	$719

Face amounts of life insurance policies	$1,395	$54,407

Other Accrued Liabilities:
Deferred revenues	$7,117	$7,948
Sales tax and VAT liability	1,173	2,551
Restructuring reserves	761	1,660
EPA liabilities	—	1,243
Other	7,371	9,520

	$16,422	$22,922

NOTE 14.
LONG-TERM RECEIVABLES:

	Reorganized Company	Predecessor Company
Long-term receivables:	September 30, 2002	September 30, 2001
	(dollars in thousands)
Lease contracts receivable	$2,493	$2,558
Other	—	89

	2,493	2,647
Less current portion	(1,305)	(1,395)

	$1,188	$1,252

        Lease contracts receivable result from customer leases of products under agreements that qualify as sales-type leases. Annual future lease payments to be received under sales-type leases are as follows:

Year Ended September 30,
(dollars in thousands)
2003	$1,459
2004	838
2005	281
2006	112
2007	62

2,752
Less deferred interest	(259)

$2,493

NOTE 15.
RETIREMENT PLANS:

Defined Contribution Plans

        Anacomp has a retirement savings plan for its U.S. employees that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 15% of their pretax salary, but not more than statutory limits. Anacomp may contribute, at its discretion, up to fifty cents for each dollar a participant contributes, with a maximum contribution of 3% of a participant's earnings. Company expense for matching contributions was $1.0 million, $0.3 million, and $0.7 million for the nine months ended September 30, 2002, the three months ended December 31, 2001, and the year ended 2001, respectively. No company matching contribution expense was incurred in fiscal year 2000.

        Certain of our non-U.S. subsidiaries have retirement plans that cover substantially all regular employees, for which we deposit funds under various fiduciary-type arrangements. Company contributions are generally based on years of service as well as on the employee's level of compensation. The ranges of assumptions that are used for these contributions reflect the different economic environments and statutory requirements within the various countries. Company expense for contributions to the non-U.S. plans was $1.2 million, $0.4 million, $1.5 million, and $1.6 million for the nine months ended September 30, 2002, for the three months ended December 31, 2001, and for the fiscal years 2001 and 2000, respectively.

Defined Benefit Plans

        We have a retirement plan in place for our United Kingdom subsidiary that qualifies as a defined benefit plan. The plan provides benefits based primarily on years of service and employee compensation levels. The plan covers approximately 619 participants, including 89 current employees, 484 former employees with vested rights to future benefits, and 46 retirees and beneficiaries receiving benefits. Funding policy for the plans is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus additional amounts as we may determine to be appropriate.

        Funding policy for the plans is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus additional amounts as Anacomp may determine to be appropriate.

        Plan assets are held in trust and consist primarily of equity securities. Anacomp common stock was not a material component of the plan assets during any of the periods presented. Anacomp recorded assets and liabilities for the plans as follows:

        As of September 30, 2002, the UK pension plan is under funded by $6.2 million (using September 30, 2002 currency exchange rates) based upon a projected benefit obligation of $21.5 million, accumulated benefit obligation of $19.3 million and the fair value of plan assets totaled $13.1 million. The under funded liability of $6.2 million is classified as a long term liability on the September 30, 2002, Consolidated Balance Sheet. These actuarial projections were prepared assuming a discount rate of 6.25%, a weighted average expected long-term rate of return on plan assets of 7.5% per year and weighted average annual compensation increases of 4%.

        Changes in the projected benefit obligation for the plans are as follows:

Fiscal Year 2002
(in thousands)
Beginning balance	$17,696
Service cost for benefits earned	347
Participant contributions	156
Interest cost	845
Actuarial gains (losses)	1,313
Foreign currency exchange rate changes	1,451
Benefits paid	(336)

Ending balance	$21,472

        Changes in the fair value of assets for the plans are as follows:

Fiscal Year 2002
(in thousands)
Beginning balance	$15,119
Actual return on plan assets	(3,177)
Employer contributions	361
Participant contributions	156
Foreign currency exchange rate changes	1,238
Benefits paid	(336)

Ending balance	$13,361

        Plan assets are held in trust and consist primarily of equity securities. Anacomp common stock was not a material component of the plan assets during any of the periods presented.

NOTE 16.
CAPITAL STOCK:

Bankruptcy Reorganization

Class A and Class B Common Shares

        We are authorized to issue up to 40,000,000 shares of Class A Common Stock and 787,711 shares of Class B Common Stock. Each share of Class A and Class B Common Stock is identical, including voting rights, dividends, when and if declared, and liquidation rights, subject to any preference of preferred stock as may be issued in the future.

Preferred Stock

        Our Board of Directors has the ability, at its discretion, to create one or more series of Preferred Stock and to determine each such series' preferences, limitations, and relative voting and other rights. We are authorized to issue up to 1,000,000 shares of preferred stock, as established during our financial restructuring and reorganization (see Note 1.). As of September 30, 2002, we have not issued any preferred stock.

Common Stock Repurchase Program

        In February 1999, the Board of Directors authorized repurchases of up to two percent of the Company's outstanding shares of common stock per quarter. Shares may be purchased on the open market from time to time and at such prices as management may determine, based on current prices and market conditions, subject to compliance with our credit agreements. During fiscal 2000, we repurchased 93,200 shares of our common stock. On February 8, 2000, we terminated the stock repurchase program.

Warrants

        As of September 30, 2002, we had 783,077 warrants outstanding to purchase common stock at an exercise price of $61.54 per share. These warrants were authorized and issued in connection with our financial restructuring and reorganization (see Note 1).

NOTE 17.
STOCK PLANS:

        Under the Plan of Reorganization all prior stock option plans were canceled.

        Under the Reorganization Plan effective December 31, 2001, the board of directors reserved 403,403 Class A Anacomp shares for issuance to employees of the company or its subsidiaries as incentive compensation.

        In fiscal year 2002, we awarded 210,000 options to employees to purchase shares at a price of $26.00 per share.

        The following table summarizes transactions under the Company's stock option plans for the nine months ended September 30, 2002 and all options outstanding and exercisable by price range as of September 30, 2002:

	2002
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
Outstanding on January 1,	—	$—	—
Granted	210,000	26.00	9.84
Canceled	—	—	—
Exercised	—	—	—

Outstanding on September 30,	210,000	$26.00	9.84

        We account for our employee stock option plans in accordance with APB Opinion No. 25, under which compensation expense is recognized only to the extent the exercise price of the option is less than the fair market value of a share of stock at the date of grant. Accordingly, we have adopted the disclosure only requirements of SFAS No. 123, "Accounting for Stock Based Compensation." Had employee compensation costs for these plans been determined based on their fair value on their grant date in accordance with SFAS No. 123, our net results would have been as follows:

	Reorganized Company Nine Months Ended September 30, 2002	Predecessor Company
		Three Months Ended December 31, 2001	Twelve Months Ended September 30, 2001	Twelve Months Ended September 30, 2000
	(dollars in thousands, except per share data)
Net income (loss) as reported	$(2,312)	$277,360	$(47,491)	$(111,434)
Pro forma net loss	(2,445)	277,360	(48,431)	(115,363)
Net loss per share as reported	(0.57)
Pro forma net loss per share	(0.61)

        The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model. The weighted average fair value of options granted during 2002 and 2000 (no options were granted in 2001), as well as the weighted average assumptions used to determine the fair values, are summarized below:

	2002	2000
Fair Value of Options Granted	$9.05	$15.05
Risk-Free Interest Rate	3.32%	5.36%
Expected Dividend Yield	0%	0%
Expected Volatility	0.33%	113%
Expected Life	5 Years	10 Years

NOTE 18.
INCOME TAXES:

        The components of income (loss) from continuing operations before income taxes and extraordinary items were:

	Reorganized Company	Predecessor Company
	Nine Months Ended September 30, 2002	Three Months Ended December 31, 2001	Twelve Months Ended September 30, 2001	Twelve Months Ended September 30, 2000
	(dollars in thousands)
United States	$(1,947)	$11,363	$(44,041)	$(94,676)
Foreign	2,746	1,118	(233)	(13,572)

	$799	$12,481	$(44,274)	$(108,248)

        The components of the consolidated tax provision after utilization of net operating loss carryforwards are summarized below:

	Reorganized Company	Predecessor Company
	Nine Months Ended September 30, 2002	Three Months Ended December 31, 2001	Twelve Months Ended September 30, 2001	Twelve Months Ended September 30, 2000
	(dollars in thousands)
Current:
Federal	$636	$—	$—	$—
Foreign	1,543	440	3,177	1,490
State	150	10	40	60

	2,329	450	3,217	1,550
Deferred:
Federal	1,994	—	—	—

	$4,323	$450	$3,217	$1,550

        The income tax provision is included in the Consolidated Statements of Operations as follows:

	Reorganized Company	Predecessor Company
	Nine Months Ended September 30, 2002	Three Months Ended December 31, 2001	Twelve Months Ended September 30, 2001	Twelve Months Ended September 30, 2000
	(dollars in thousands)
Provision for income taxes before discontinued operations	$4,024	$450	$3,217	$1,550
Discontinued operations	299	—	—	—

	$4,323	$450	$3,217	$1,550

        The following is a reconciliation of income taxes from continuing operations calculated at the United States federal statutory rate to the provision for income taxes:

	Reorganized Company	Predecessor Company
	Nine Months Ended September 30, 2002	Three Months Ended December 31, 2001	Twelve Months Ended September 30, 2001	Twelve Months Ended September 30, 2000
	(dollars in thousands)
Benefit for income taxes at U.S. statutory rate	$280	$4,368	$(15,496)	$(37,886)
Reorganization items	—	(4,665)	—	—
Life insurance	2,590	—	—	—
U.S. tax on dividends from foreign subsidiaries	3,157	—	—	—
Foreign tax credits generated	(4,940)	—	—	—
Nondeductible amortization and write-off of intangible assets	—	—	—	12,800
State and foreign income taxes	1,113	450	(813)	6,300
Increase in deferred tax asset valuation allowance	1,771	297	18,600	18,500
Other	53	—	926	1,836

	$4,024	$450	$3,217	$1,550

        The components of deferred tax assets and liabilities are as follows:

	Reorganized Company September 30, 2002	Predecessor Company September 30, 2001
	(dollars in thousands)
Tax effects of future temporary differences related to:
Accrued expenses and reserves	$9,023	$9,600
Depreciation and amortization	32,104	4,300
Other	—	10,400

Net tax effects of future differences	41,127	24,300

Tax effects of carryforward benefits:
Federal net operating loss carryforwards	—	87,200
Federal tax credits	—	1,200
Foreign tax credits	2,139	—

Tax effects of carryforwards	2,139	88,400

Tax effects of future taxable differences and carryforward benefits	43,266	112,700
Less valuation allowance	(43,266)	(112,700)

Net deferred tax asset	$—	$—

        As of December 31, 2001, we had deferred tax assets totaling approximately $43.5 million, which were fully offset by a valuation allowance. Such deferred tax assets are comprised primarily of temporary differences related to U.S. federal and certain state tax deductions.

        The tax benefits of pre-reorganization deferred tax assets will be reported first as a reduction of the Reorganization Asset and then as a credit to equity. These tax benefits will not reduce income tax expense for financial reporting purposes, although such assets when recognized or amortized as an expense for tax return purposes may reduce U.S. federal and certain state taxable income if any, and therefore reduce the income tax payable. During the period ended September 30, 2002, approximately $2 million of pre-reorganization net deferred tax assets were utilized as deductions for tax return purposes and, therefore, were reported as a reduction of the reorganization asset. The income tax provision of $4.3 million in the nine months ended September 30, 2002, may appear disproportionate to pretax income of $0.8 million. The $2 million noted above is the primary cause for this and does not result in taxes payable.

        On October 19, 2001, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Under the terms of the plan of reorganization, the Company has cancellation of debt ("COD"). As a result, the Company is required to reduce, for federal income tax purposes, certain tax attributes, including net operating loss carryforwards, tax credit carryforwards, and property basis, by the amount of the COD. In general, the amount of attribute reduction is equal to the excess of the debt discharged in bankruptcy over the fair market value of the stock issued in the reorganization.

        Additionally, the Company experienced an ownership change under section 382 as a result of the reorganization, which will limit the Company's ability to utilize certain tax attributes and possibly certain built-in losses recognized within a five year period.

        Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $21.3 million at September 30, 2002. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the amount of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

NOTE 19.
COMMITMENTS AND CONTINGENCIES:

Lease Commitments

        Anacomp has commitments under long-term operating leases, principally for building space and data service center equipment expiring at various dates through May 2011. The following summarizes the future minimum lease payments under all noncancelable operating lease obligations that extend beyond one year:

	Lease Payments	Sublease Income
	(dollars in thousands)
Year Ended September 30,
2003	$10,897	$885
2004	8,951	765
2005	7,437	731
2006	6,680	745
2007	5,530	759
Thereafter	17,500	2,046

	$56,995	$5,931

        The Company's rent and lease expense was $9.8 million, $3.3 million, $13.9 million and $17.1 million for the nine months ended September 30, 2002, the three months ended December 31, 2001, and the years ended September 30, 2001 and 2000, respectively.

Environmental Liability

        Xidex Corporation, a predecessor company of Anacomp, was designated by the United States Environmental Protection Agency ("EPA") as a potentially responsible party for investigatory and cleanup costs incurred by state and federal authorities involving locations included on a list of EPA's priority sites for investigation and remedial action under the federal Comprehensive Environmental Response, Compensation, and Liability Act. At September 30, 2002, we have an estimated EPA liability for cleanup costs for the aforementioned locations and other sites totaling $1.2 million. During fiscal 2001, we recorded a $1.0 million reduction to our EPA liability previously estimated and accrued upon release from certain further clean-up activity. In the opinion of management, no material losses are expected in excess of the liability recorded. We have reclassified the liability to long term in the current balance sheet presentation.

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

NOTE 20.
INTERNATIONAL OPERATIONS:

        Anacomp's international operations are conducted principally through subsidiaries, a substantial portion of whose operations are located in Western Europe. Total international sales include sales by subsidiaries and through distributors. Information as to U.S. and international operations for the nine months ended September 30, 2002, the three months ended December 31, 2001, and the years ended September 30, 2001 and 2000 is as follows (dollars in thousands):

Nine Months Ended September 30, 2002 (Reorganized company)

	U.S.	International	Elimination	Consolidated
Customer sales	$128,008	$45,799	$—	$173,807
Inter-geographic	1,215	—	(1,215)	—

Total sales	$129,223	$45,799	$(1,215)	$173,807

Operating income from continuing operations	$839	$2,380	$—	$3,219

Long-lived assets	$103,589	$5,000	$—	$108,589

Three Months Ended December 31, 2001 (Predecessor company)

	U.S.	International	Elimination	Consolidated
Customer sales	$45,807	$22,217	$—	$68,024
Inter-geographic	763	—	(763)	—

Total sales	$46,570	$22,217	$(763)	$68,024

Operating income from continuing operations	$990	$1,343	$—	$2,333

Long-lived assets	$113,787	$10,390	$—	$124,177

Year Ended September 30, 2001 (Predecessor company)

	U.S.	International	Elimination	Consolidated
Customer sales	$214,668	$91,680	$—	$306,348
Inter-geographic	3,903	—	(3,903)	—

Total sales	$218,571	$91,680	$(3,903)	$306,348

Operating loss from continuing operations	$(1,194)	$(427)	$—	$(1,621)

Long-lived assets	$117,416	$9,087	$—	$126,503

Year Ended September 30, 2000 (Predecessor company)

	U.S.	International	Elimination	Consolidated
Customer sales	$268,312	$114,885	$—	$383,197
Inter-geographic	8,353	—	(8,353)	—

Total sales	$276,665	$114,885	$(8,353)	$383,197

Operating loss from continuing operations	$(54,076)	$(13,572)	$—	$(67,648)

Long-lived assets	$141,310	$11,537	$—	$152,847

NOTE 21.
QUARTERLY FINANCIAL DATA (UNAUDITED):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Predecessor Company	Reorganized Company
	(dollars in thousands, except per share amounts)
Summary Results of Operations:
Fiscal 2002
Revenues	$68,024	$60,607	$56,534	$56,666
Gross margin	21,520	20,152	17,517	18,045
Income (loss) from continuing operations	12,031	285	(481)	(3,029)

Net income (loss)	$277,360	$903	$7	$(3,222)

Basic and diluted per share data:
Net income (loss)		$0.23	$0.00	$(0.80)

Fiscal 2001 (Predecessor company)
Revenues	$82,141	$80,202	$73,028	$70,977
Gross margin	28,181	26,775	22,622	22,042
Loss from continuing operations	(7,676)	(15,707)	(12,753)	(11,355)

Net loss	$(7,676)	$(15,707)	$(12,753)	$(11,355)

Summary of Significant Charges:
Fiscal 2002
Restructuring (credit) charge	$(1,032)	$—	$2,081	$—
Fiscal 2001
Legal settlement charge	$—	$5,377	$—	$—
Environmental reserve credit	$—	$—	$(1,012)	$—
Restructuring credit	$—	$—	$(1,207)	$—

NOTE 22.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES:

        The following is a summary of activity in the Company's valuation and qualifying accounts and reserves for the years ended September 30, 2002, 2001 and 2000:

	Balance at beginning of period	Charges (credits) to costs and expenses	Deductions	Balance at end of period
	(dollars in thousands)
Nine months ended September 30, 2002 (Reorganized Company)
Allowance for doubtful accounts	$4,628	(16)	(1,919)	$2,693

Three months ended December 31, 2001 (Predecessor Company)
Allowance for doubtful accounts	$4,538	123	(33)	$4,628

Year ended September 30, 2001 (Predecessor Company)
Allowance for doubtful accounts	$4,922	163	(547)	$4,538

Year ended September 30, 2000 (Predecessor Company)
Allowance for doubtful accounts	$5,815	(195)	(698)	$4,922

QuickLinks

ANACOMP, INC. FORM 10-K For the Fiscal Year Ended September 30, 2002 INDEX
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
  1. SIGNATURES
APPENDIX A
REPORT OF ERNST&YOUNG LLP, INDEPENDENT AUDITOR
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS Anacomp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS Anacomp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) Anacomp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS Anacomp, Inc. and Subsidiaries
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS Anacomp, Inc. and Subsidiaries
Fiscal Year 2002 Restructuring
Fiscal Year 2000 Restructuring
Fiscal Year 1998 Restructuring