Form 10-K/A
period 2002-09-30
ANACOMP INC
filed 2003-01-28
CIK 6260

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

        The undersigned registrant hereby amends Part III of its Annual Report on Form 10-K for the fiscal year ended September 30, 2002 on Form 10-K as set forth in the pages attached hereto.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFCIERS OF THE REGISTRANT

        The following table sets forth nominees for director to be elected at the meeting of shareholders to be held on February 25, 2003, information with respect to their ages and backgrounds.

Name	Position With the Company	Age	Director Since
Edward P. Smoot	Chairman of the Board of Directors	65	November 2, 2001
Jeffrey R. Cramer	President and CEO	49	N/A
David E. Orr	Director	51	January 1, 2002
Ralph B. Bunje, Jr.	Director	62	January 1, 2002
Gary J. Fernandes	Director	59	N/A
Fred G. Jager	Director	64	N/A
Michael E. Tennenbaum	Director	67	N/A

        Edward P. Smoot was elected Chairman of the Board on November 2, 2001, and President and Chief Executive Officer of Anacomp on August 10, 2000. Mr. Smoot resigned from his position as President effective March 18, 2002 and from his position as Chief Executive Officer effective as of September 30, 2002. Prior to joining Anacomp, Mr. Smoot was President and Chief Executive Officer of Nelco International from 1993 until 1999.

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

        David E. Orr is the President and Chief Executive Officer of Metro-Optix, a privately held telecommunications equipment company in Allen, Texas. He has held this position since January 16, 2002. From April 1997 through July 2001, Mr. Orr was the Chief Executive Officer of Pliant Systems, Inc. (formerly known as Broadband Technologies). In May 2001, Pliant filed for protection from its creditors in the United States Bankruptcy Court for the Eastern District of North Carolina. From 1991 through March 1997 Mr. Orr was President and CEO Of Alcatel Network Systems, a wholly owned subsidiary of Alcatel s.a., a French telecommunications equipment manufacturer. Prior to joining Alcatel, Mr. Orr was Vice President and General Manager of Rockwell International's Transmission Systems division.

        Ralph B. Bunje, Jr., CPA, is cofounder and partner of Bunje Lloyd & Co., a financial and real estate consulting practice in San Francisco since 1978. He is a cofounder and, since 1980, has served as President of Independent Exchange Services, Inc. a Qualified Intermediary for tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended. In January 2001, he became a co-founder and President of Reverse Exchange Services, Inc., an exchange accommodation titleholder for Section 1031 reverse exchanges. He is the immediate Past President and a Member of the Board of Directors of the Federation of Exchange Accommodators and has served on the Board of Directors of Wedgwood Technology Corp. from 1985 until its merger with Endress & Hauser in 2001. Mr. Bunje was formerly a CPA with Deloitte & Touche, and an Account Executive with Dean Witter & Co., Inc. and Bache & Co. Inc.

        Gary J. Fernandes retired as Vice Chairman of Electronic Data Systems Corporation ("EDS"), a global information technology services company, in 1998, after serving as Senior Vice President and

Director from 1984 to 1996 and 1981 to 1998, respectively, and as Chairman of EDS' A.T.Kearney management consulting services subsidiary from 1995 to 1998. After retiring from EDS, Mr. Fernandes founded Convergent Partners, Ltd., a venture capital partnership, and was a partner of Convergent from January to December 1999. He has served from 2000 to July 2002 as Chairman of GroceryWorks and since 2001 as Advisory Director of MHT Partners and as Chairman of FLF Real Estate Ventures. In 1999 Mr. Fernandes founded Voyagers The Travel Store Holdings, Inc., a chain travel agencies, and was president and sole shareholder of Voyagers. As a result of a down turn in travel after September 11, 2001, Voyagers filed Chapter 7 bankruptcy in the Northern District of Texas on October 4, 2001. Mr. Fernandes currently serves on the Board of Directors of 7-eleven, Inc., a worldwide operator, franchisor and licensor of convenience stores, BancTec, Inc., a privately held systems integration, manufacturing and services company, and webMethods, Inc, a Nasdaq listed company that provides software and services for end-to-end integration solutions.

        Fred G. Jager is founder, President and Chief Executive Officer of Hunter Wise Financial Group LLC and Hunter Wise Securities, LLC, a NASD broker-dealer, from April 1999 to present. From 1998 until 1999, Mr. Jager was Executive Vice President of Shoreline Pacific Equity, Ltd., an investment banking firm. From 1986 to 1998, he was employed in various executive capacities with Geneva Corporate Finance Inc., serving the last three years there as President. Mr. Jager also founded Jager & Company, Inc., a regional investment banker based in Denver. Mr. Jager currently serves on the Board of Directors of Intermarket Trading Company LLC, International Corporate Finance Group, International Business Brokers Association, Mission Energy L.L.C. and Structural Capital Markets L.L.C.

        Michael E. Tennenbaum has been the Managing Member of Tennenbaum & Co., LLC, a private investment firm, since its inception in June 1996 and is the Senior Managing Partner of Tennenbaum Capital Partners, LLC. Mr. Tennenbaum currently serves as the Chairman of the Board of Pemco Aviation Group, Inc., an aircraft maintenance and modification company, and as Vice Chairman of Party City Corporation, a retailer of party goods and supplies, and several privately held companies. From February 1993 until June 1996, Mr. Tennenbaum was a Senior Managing Director of Bear, Stearns & Co., Inc. and also held the position of Vice Chairman, Investment Banking.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who beneficially own more than 10% of our Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.

        Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believes that all filing requirements applicable to our executive officers, directors and greater-than-10% shareholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

        The following Summary Compensation Table sets forth as to Anacomp's Chief Executive Officer and the other five most highly compensated Executive Officers all compensation awarded to, earned by, or paid to the executive officers for all services rendered in all capacities to Anacomp and our subsidiaries for the fiscal years ended September 30, 2002, 2001 and 2000, except as may otherwise be specifically noted.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Base Salary ($)	Bonus ($)	Other Annual Compensation ($)(1)		Securities Underlying Options (#)(2)	All Other Compensation ($)(3)
Edward P. Smoot Chairman of the Board of Directors, President(4)	2002 2001 2000	328,167 400,090 70,184	328,077 414,000 —	18,789 7,860 —	(5) (6)	25,000 — —	6,264 2,772 246
Jeffrey R Cramer President and Chief Executive Officer (effective 10/01/02)	2002 2001 2000	230,769 195,385 162,539	156,500 98,600 12,737	— — —		50,000 — —	3,329 2,850 880	(7) (8)
Linster W. Fox Director, Executive Vice President, And Chief Financial Officer	2002 2001 2000	189,423 170,962 139,490	95,000 84,248 7,588	— — —		30,000 — —	6,810 4,390 6,396	(7) (9)
Richard V. Keele Executive Vice President, Global Marketing and Sales	2002 2001 2000	185,000 172,882 142,426	92,500 105,852 21,165	— — —		30,000 — —	3,038 372 413	(7)
Paul J. Najar Executive Vice President—Administration, General Counsel and Secretary	2002 2001 2000	184,615 172,115 143,035	92,500 77,748 —	— — —		30,000 — —	2,645 891 90	(7) (10)
David B. Hiatt Executive Vice President and Chief Operating Officer(11)	2002 2001 2000	163,250 260,000 225,385	— 117,102 9,450	— — —		— — —	374,586 6,864 3,054	(7)(12) (13)

(1)
Except as noted below, the aggregate amount of perquisites and other personal benefits, securities or property, given to each executive officer named above valued on the basis of aggregate incremental cost to the Company did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus for each such officer during fiscal 2002, 2001 and 2000.

(2)
As a result of the confirmation of our plan of reorganization, effective December 31, 2001, all unexercised options outstanding prior to such date were cancelled and our prior stock option plans were terminated. In addition, any shares of restricted stock issued to any executives named above were cancelled. Anacomp adopted a new stock option plan, the 2001 Stock Option Plan, pursuant to which options were granted in the fiscal year 2002.

(3)
For each executive officer named above, includes reimbursement of medical expenses, as well as premiums paid by the Company on a group term life insurance policy for the benefit of each such person.

(4)
Mr. Smoot was appointed as the Company's Chief Executive Officer on March 18, 2002 and resigned from such position on September 30, 2002.

(5)
Represents $12,237 in temporary living expenses and $6,552 in income tax assistance for temporary living expense reimbursements.

(6)
Represents $3,981 in temporary living expenses and $3,879 in income tax assistance for temporary living expense reimbursements.

(7)
Includes a $2,500 contribution made by the Company to the Anacomp Savings Plus (or 401(k)) Plan.

(8)
Includes a $2,337 contribution made by the Company to the Anacomp Savings Plus (or 401(k)) Plan.

(9)
Includes a $674 contribution made by the Company to the Anacomp Savings Plus (or 401(k)) Plan.

(10)
Includes a $774 contribution made by the Company to the Anacomp Savings Plus (or 401(k)) Plan.

(11)
Mr. Hiatt resigned as the Company's Executive Vice President and Chief Operating Officer effective on April 30, 2002.

(12)
Includes $369,274 in severance and related payments paid during fiscal 2002.

(13)
Includes a $2,140 contribution made by the Company to the Anacomp Savings Plus (or 401(k)) Plan.

  Stock Options Granted in Fiscal Year 2002

        The following table provides the specified information concerning grants of options to purchase our Class A Common Stock made during the fiscal year ended September 30, 2002 to the persons named in the Summary Compensation Table:

OPTION GRANTS IN LAST FISCAL YEAR

						Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
	Individual Grants
	Number of Shares Underlying Options Granted(2)		% of Total Options Granted to Employees in Fiscal Year
Name				Exercise Price Per Share(3)	Expiration Date
						5%	10%
Edward P. Smoot	25,000	(4)	11.9%	$26.00	8/1/12	$408,782	$1,035,932
Jeffrey R. Cramer	50,000		23.8%	$26.00	8/1/12	$817,563	$2,071,865
Linster W. Fox	30,000		14.3%	$26.00	8/1/12	$490,537	$1,243,119
Richard V. Keele	30,000		14.3%	$26.00	8/1/12	$490,537	$1,243,119
Paul J. Najar	30,000		14.3%	$26.00	8/1/12	$490,537	$1,243,119
Former Officers:
David B. Hiatt	—		—	—	—	—	—

(1)
Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on SEC rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the option holders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

(2)
All options granted under the 2001 Stock Option Plan are exercisable upon vesting and are not subject to repurchase by Anacomp. Except as described in footnote 4 below, shares generally vest at the rate of 1/4 on the first anniversary of the date of grant and 1/4 for each full year of continuous employment. Under the 2001 Stock Option Plan, the Board retains discretion to modify the terms, including the prices, of outstanding options. For additional information regarding options, see "Report of the Compensation Committee on Executive Compensation" below.

(3)
All options were granted at market value on the date of grant.

(4)
Mr. Smoot's options vest on the first anniversary date of grant.

  Option Exercises and Fiscal Year Year-End Values

        The following table provides the specified information concerning exercises of options to purchase our Common Stock in the fiscal year ended September 30, 2002, and unexercised options held as of September 30, 2002, by the persons named in the Summary Compensation Table above. A portion of the shares subject to these options are not yet vested, and therefore not exercisable. There were no exercises of options by any of the officers named in the Summary Compensation Table during the fiscal year ended September 30, 2002.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END VALUES

	Number of Shares Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End(1)
Name
	Exercisable(2)	Unexercisable	Exercisable(2)	Unexercisable
Edward P. Smoot	—	25,000	—	$18,750
Jeffrey R. Cramer	—	50,000	—	$37,500
Linster W. Fox	—	30,000	—	$22,500
Richard V. Keele	—	30,000	—	$22,500
Paul J. Najar	—	30,000	—	$22,500
Former Officers:
David B. Hiatt	—	—	—	—

(1)
Based on market value of $26.75, the closing price of our Class A Common Stock on September 30, 2002, as reported by OTC BB.

(2)
The options are exercisable upon vesting and not subject to repurchase by Anacomp. None of the options shares vested as of September 30, 2002.

Employment Contracts and Termination of Employment and Change of Control Arrangements.

        Of the Executive Officers, only Jeffrey R. Cramer is currently a party to an employment agreement with Anacomp. However, David B. Hiatt was party to an employment agreement with Anacomp that was superceded in fiscal year 2002 by an agreement terminating his employment. Set forth below is a brief description of each such employment or termination agreement.

        Jeffrey R. Cramer.    Mr. Cramer entered into an employment agreement with Anacomp, dated August 21, 2000, which provides for an initial term of one year and which is automatically renewable thereafter for additional one-year terms. As a part of that employment agreement, Mr. Cramer also entered into a covenant not to compete with us while an employee or as a consultant to us after any termination of employment, and not to solicit our customers for a period of two years following any termination of employment.

        David B. Hiatt.    Mr. Hiatt entered into an employment agreement with Anacomp, dated April 12, 1999, which provided for an initial term of two years and which was automatically renewable thereafter for additional one-year terms. In April 2002, Mr. Hiatt and Anacomp entered into an agreement pursuant to which the parties agreed to terminate Mr. Hiatt's employment agreement, effective April 19, 2002. In connection therewith, Anacomp agreed, among other matters: (a) to pay Mr. Hiatt the equivalent of his cash compensation over the prior 12-month period, including regular incentive bonuses, and (b) to pay Mr. Hiatt's and his eligible family members group health care coverage for the twelve-month period following the Effective Date of the agreement. In connection with his departure from Anacomp, Mr. Hiatt agreed to honor the confidentiality, non-compete, and employee and customer non-solicitation clauses in his employment agreement.

        All options granted to date pursuant to the 2001 Stock Option Plan contain provisions pursuant to which unvested portion of outstanding options become fully vested (i) upon change of control if the options are not assumed by the acquiring corporation or (ii) termination after change of control.

  Compensation of Directors

        Our non-employee directors currently receive $750 for each meeting of the Board of Directors they attend and $500 for each committee meeting they attend. During the 2002 fiscal year, each of our non-employee directors also received a grant of 1,000 shares of stock under our 2002 Outside Director Restricted Stock Plan except for Mr. Barr who received 500 shares reflecting a partial year of service following his election in during the middle of the year. Anacomp directors who are also employees of Anacomp did not receive any compensation for their services as members of the Board of Directors.

EQUITY COMPENSATION PLAN INFORMATION

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

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by shareholders	210,000	$26.00	193,400
Equity compensation plans not approved by shareholders(1)	2,000	N/A	3,000

Total	212,000		196,400

(1)
Consists of shares that are outstanding, and shares available for future issuance, under the 2002 Plan. The material features of the 2002 Plan are described below.

Material Features of the 2002 Outside Director Restricted Stock Plan

        As of September 30, 2002, we had reserved 5,000 shares of Class A Common Stock for issuance under the 2002 Plan. The 2002 Plan provides for the granting of restricted shares of Class A Common Stock to outside directors, the consideration for which shall be services actually rendered to Anacomp for its benefit. Shares granted under the 2002 Plan may be made subject to vesting conditioned upon the satisfaction of service requirements, conditions, restrictions or performance criteria, as shall be established by the Board. Some of the shares that have been granted under the 2002 Plan are subject to full acceleration of vesting in the event of a change of control of Anacomp.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        No member of the Compensation Committee, during fiscal year ended September 30, 2002, was an officer or employee of Anacomp or any of its subsidiaries, or was formerly an officer of Anacomp or any of its subsidiaries, or had any relationships requiring disclosure by Anacomp.

REPORT OF THE COMPENSATION COMMITTEE
ON EXECUTIVE COMPENSATION

        The Compensation Committee of the Board of Directors is comprised of non-employee directors. The members of the Compensation Committee during fiscal year 2002 were David E. Orr, Lloyd I.

Miller and Wayne Barr, Jr. The Compensation Committee is responsible for setting and administering the policies governing annual compensation of the executive officers of Anacomp. The Compensation Committee reviews the performance and compensation levels for executive officers and sets salary levels.

        The goals of Anacomp's Executive Officer Compensation Policies are to attract, retain and reward executive officers who contribute to Anacomp's success, to align executive officer compensation with Anacomp's performance and to motivate executive officers to achieve Anacomp's business objectives. Anacomp uses salary, bonus compensation and option grants to attain these goals. As more fully set forth in the Compensation Committee Charter, the Compensation Committee is responsible for setting and administrating policies governing compensation of executive officers. The Committee reviews the performance and compensation levels for executive officers, sets salaries and bonus levels and approves option grants. The Compensation Committee reviews various available data, including compensation surveys, to enable the Compensation Committee to compare Anacomp's compensation package with that of other technology companies of similar size and growth rates in Anacomp's geographic area.

        The Compensation Committee sets salaries for each executive officer with reference to a range of salaries for comparable positions among technology companies of similar size, growth rate and location. The Compensation Committee considers the achievements of individual executive officers during the prior fiscal year as measured against key company-wide objectives, as well as the executive officer's performance of his or her individual responsibilities. The Compensation Committee also considers relative levels of responsibility among the executive officers in attempting to reach equitable and appropriate projected compensation levels. For executive officers other than the CEO, the Compensation Committee obtains recommendations from the CEO. Salaries are typically set with a target of having a significant portion of executive officer cash compensation being based on company and individual performance. As such, base salaries are set below comparable positions in other companies, and executive officers can bring their compensation levels up to the average for other companies only if they achieve the objectives that will result in receipt of a bonus.

        Executive officers participate in a bonus plan. The Compensation Committee determines the amount of an individual's bonus based on objective performance factors relating to Anacomp's financial performance and the achievement of established goals within each officer's area of responsibility. If the goals are met or exceeded, cash bonuses will cause the total cash compensation package to be comparable to the middle of the range of salary and bonus packages for comparable companies.

        Anacomp also believes that equity ownership by executive officers provides incentives to build shareholder value and aligns the interests of executive officers with the shareholders. To achieve this, Anacomp grants stock options to its executive officers. The size of an initial option grant to an executive officer has generally been determined with reference to comparable equity compensation offered by similarly sized technology companies for similar positions, the expected future contributions of the executive officer, and recruitment considerations. In determining the size of any subsequent grants, the Compensation Committee considers the individual executive officer's performance during the previous fiscal year(s), expected contributions during the coming year, the amount of options already held and the level of recent grants.

        The Compensation Committee has approved an Incentive Compensation Plan (the "Incentive Plan") to formally link cash bonuses for executive officers to Anacomp's operating performance. Pursuant to the Incentive Plan, the amount of bonuses paid is dependent upon Anacomp meeting appropriate business targets. The Compensation Committee believes that this type of bonus program, in which bonuses are based on Anacomp's attaining established financial targets, properly align the interests of Anacomp's executive officers with the interests of shareholders. The Compensation Committee establishes for each executive officer an amount that may be awarded to such executive officer if the Corporate Performance Goal is met (a "Target Award"). Each executive officer's Target

Award is an amount equal to such percentage of the base salary paid to such executive officer as the Compensation Committee determines. In addition to bonuses paid in connection with corporate performance, the Compensation Committee, in its discretion, may provide a bonus based on individual achievement of individual performance goals, established at the beginning of the year. The Compensation Committee has established cash performance goals as the basis for payment of bonuses and profit sharing under the Incentive Plan. The cash performance goals include a combination of earnings before interest, other income, reorganization items, restructuring charges, taxes, depreciation and amortization, asset impairment charges and extraordinary items (EBITDA) less capital expenditures. In fiscal year 2002, we achieved the established cash performance goals.

        The Compensation Committee approved Mr. Smoot's compensation as President and Chief Executive Officer, including his base salary of $400,000.00 and bonus. The Committee considered this level of payment appropriate in view of Mr. Smoot's tremendous success in the financial restructuring of the Company and returning it to a position of financial viability. The Committee also considered the compensation practices and performances of other similar companies that are most likely to compete with the Company for the services of a Chief Executive Officer. In January 2002, the Committee approved Mr. Smoot's request to lower his salary and bonus upon Mr. Cramer's promotion to the position of President. The Committee decided to grant Mr. Smoot's request as reflected in the Summary Compensation Table. Mr. Smoot's bonus was based upon the Company's achievement of established cash performance goals as the basis for payment of bonuses and profit sharing under the Incentive Plan for Senior Executives. The cash performance goals include a combination of EBITDA less capital expenditures. The Committee also awarded Mr. Smoot an option grant of 25,000 shares with a vesting on August 1, 2003 to recognize his effectiveness in leading the Company through its reorganization, to compensate him for transitioning his responsibilities to Mr. Cramer and to provide for him a significant incentive to enhance shareowners' value. In addition, the Board entered in a part-time employment agreement with Mr. Smoot for Fiscal Year 2003 which requires Mr. Smoot, when requested by the Company, to be available to work on special projects for the Company. Mr. Smoot will receive an annual salary of $50,000.00 for a one year period.

COMPENSATION COMMITTEE
David E. Orr Lloyd I. Miller Wayne Barr, Jr.

COMPARISON OF SHAREHOLDER RETURN

        On October 19, 2001, we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged plan of reorganization, and we emerged from bankruptcy effective December 31, 2001. As a result, all shares of common stock outstanding on December 31, 2001 were cancelled on such date and new common stock was issued. Pursuant to the plan of reorganization, new Class A Common Stock was distributed to the holders of the outstanding subordinated notes and new Class B Common Stock was issued and distributed to holders of previously existing Anacomp common stock. As of January 1, 2003, Class B Common Stock represents approximately 0.1% of the total issued and outstanding capital stock of Anacomp and is not actively traded. Therefore, set forth below is a line graph comparing the monthly percentage change in the cumulative total return on our Class A Common Stock with the cumulative total returns of the CRSP Total Return Index for the Nasdaq Stock Market and the NASDAQ Computer and Data Processing Index for the period commencing on February 11, 2002 (the first day of trading after the emergence from Chapter 11 bankruptcy) and ending on September 30, 2002, our fiscal year-end.(1)

Comparison of Cumulative Total Return From February 11, 2002 through September 30, 2002(1):
Anacomp, CRSP Total Return Index for the Nasdaq Stock Market
and NASDAQ Computer and Data Processing Index

	02/11/02	02/28/02	03/28/02	04/30/02	05/31/02	06/28/02	07/31/02	08/30/02	09/30/02
Anacomp	$100	$121.591	$122.727	$129.545	$131.818	$118.182	$118.182	$100.00	$109.091
Nasdaq Stock Market	$100	$93.888	$99.960	$91.658	$87.615	$79.679	$72.404	$71.637	$63.927
Nasdaq Computer & Data	$100	$95.191	$97.987	$82.957	$77.656	$77.877	$68.401	$68.740	$60.278

(1)
Assumes that all dividends have been reinvested. No cash dividends have been declared on our Class A Common Stock. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth, as of January 1, 2003, certain information with respect to the beneficial ownership of Anacomp's Common Stock by (i) each shareholder known by Anacomp to be the beneficial owner of more than 5% of Anacomp's Common Stock, (ii) each director and director-nominee of Anacomp, (iii) each executive officer named in the compensation table below, and (iv) all directors and executive officers of Anacomp as a group.

        Except as otherwise noted, the address of each person listed in the table is c/o Anacomp, Inc., 15378 Avenue of Science, San Diego, CA 92128. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Except in cases where community property laws apply or as indicated in the footnotes to this table, Anacomp believes that each shareholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such shareholder. The applicable percentage of ownership for each shareholder is based on 4,034,500 shares of Class A Common Stock and 4,034 shares of Class B Common Stock issued and outstanding as of January 1, 2003. To our knowledge there are no 5% beneficial holders of our Class B Stock.

Directors and Executive Officers

Name	Shares of Class A Common Stock Beneficially Owned		Shares of Class B Common Stock Beneficially Owned	Percent of Class A Common Stock	Percent of Class B Common Stock
Wayne Barr, Jr.	500		—	*	*
Ralph B. Bunje, Jr	1,000		—	*	*
Gary J. Fernandes	—		—	*	*
Fred G. Jager	—		—	*	*
Lloyd I. Miller	468,870	(1)	—	11.6%	*
David E. Orr	1,000		—	*	*
Charles M. Taylor	1,000		—	*	*
Michael E. Tennenbaum	1,115,185	(2)	—	27.6%	*
Edward P. Smoot	—		—	*	*
Jeffrey R. Cramer	—		0.72	*	*
Linster W. Fox	—		—	*	*
Richard V. Keele	—		—	*	*
Paul J. Najar	—		—	*	*
David B. Hiatt	—		—	*	*
All directors and executive officers as a group (14 persons)	1,587,555		0.72	39.3%	*

(1)
The 467,897 shares are held as follows: (i) 100,932 shares held by the Milfam II, L.P.; (ii) 73,047 shares held by Lloyd Miller III, MIL GRATT; (iii) 126,347 share held by Milfam I, L.P.; (iv) 123,097 share held by Lloyd Miller III Trust A-4; and (v) 45,447 shares held directly by Mr. Miller. Mr. Miller disclaims beneficial ownership of all the securities described in this note except those held directly by him.

(2)
Mr. Tennenbaum beneficially owns 1,115,185 shares of Class A Common Stock over which he shares voting and dispositive power with Tennenbaum & Co., LLC, SVIM/MSM, LLC, SVIM/MSMII, LLC and SVAR/MM, LLC.

*
less than 1%.

Other Beneficial Holders of Common Stock

        The information set forth in the table below is based upon information provided to us by third parties. We have not been able to independently verify the information.

Shareholders*	Address	Class A Shares	%
Franklin Advisors, Inc.(1)	777 Mariner's Island Blvd. San Mateo, CA 94404	1,316,900	32.6%
Special Value Investment Management, LLC(2)	1100 Santa Monica Blvd., Ste. 210 Los Angeles, CA 90025	1,115,185	27.6%
Morgan Stanley Dean Witter & Co. and MSDW Advisors Inc.(3)	1585 Broadway New York, NY 10036	554,450	13.7%
Lloyd I. Miller, III(4)	4550 Gordon Drive Naples, FL 34102	468,870	11.6%

*
None of the shareholders in the above table own any Class B Common Stock.

(1)
Based on Schedule 13G filed on March 12, 2002.

(2)
Based on Schedule 13D filed on December 31, 2002.

(3)
Based on Schedule 13G filed on March 11, 2002.

(4)
Based on Schedule 13D filed on February 21, 2002 and 1,000 shares of stock issued to Mr. Miller by the Company under our 2002 Outside Directors Restricted Stock Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Effective May 15, 2002, Steven G. Singer resigned from Anacomp's Board of Directors. In consideration for Mr. Singer's contribution to Anacomp prior to and during his tenure as a board member and for consulting services as needed by the Company, we agreed to pay Mr. Singer $100,000, in the aggregate, payable in cash in three equal installments for a period of three years from the effective date of his resignation. The first payment was made in May 2002 and the two remaining payments will be made on May 15, 2003 and May 15, 2004, respectively.

SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 28, 2003.

ANACOMP, INC.
By:	/s/ EDWARD P. SMOOT Edward P. Smoot Chairman of the Board

QuickLinks

PART III
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
SUMMARY COMPENSATION TABLE
OPTION GRANTS IN LAST FISCAL YEAR
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES
Employment Contracts and Termination of Employment and Change of Control Arrangements.
EQUITY COMPENSATION PLAN INFORMATION
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION
COMPARISON OF SHAREHOLDER RETURN
Comparison of Cumulative Total Return From February 11, 2002 through September 30, 2002(1): Anacomp, CRSP Total Return Index for the Nasdaq Stock Market and NASDAQ Computer and Data Processing Index
Directors and Executive Officers
Other Beneficial Holders of Common Stock
SIGNATURES