Form 10-K/A
period 2002-09-30
ANACOMP INC
filed 2003-01-31
CIK 6260

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

EXPLANATORY NOTE

        The undersigned registrant hereby amends Item 11, Item 12 and Item 13 of Part III of its Annual Report on Form 10-K for the fiscal year ended September 30, 2002 previously filed on Form 10-K/A as set forth in the pages attached hereto.

PART III

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

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Base Salary ($)	Bonus ($)	Other Annual Compensation ($)(1)		Securities Underlying Options (#)(2)	All Other Compensation ($)(3)
Edward P. Smoot Chairman of the Board of Directors, President(4)	2002 2001 2000	328,167 400,090 70,184	328,077 414,000 —	15,136 7,860 —	(5) (6)	25,000 — —	6,264 2,772 246
Jeffrey R Cramer President and Chief Executive Officer (effective 10/01/02)	2002 2001 2000	230,769 195,385 162,539	156,500 98,600 12,737	— — —		50,000 — —	3,329 2,850 880	(7) (8)
Linster W. Fox Director, Executive Vice President, And Chief Financial Officer	2002 2001 2000	189,423 170,962 139,490	95,000 84,248 7,588	— — —		30,000 — —	6,810 4,390 6,396	(7) (9)
Richard V. Keele Executive Vice President, Global Marketing and Sales	2002 2001 2000	185,000 172,882 142,426	92,500 105,852 21,165	— — —		30,000 — —	3,038 372 413	(7)
Paul J. Najar Executive Vice President—Administration, General Counsel and Secretary	2002 2001 2000	184,615 172,115 143,035	92,500 77,748 —	— — —		30,000 — —	2,645 891 90	(7) (10)
David B. Hiatt Executive Vice President and Chief Operating Officer(11)	2002 2001 2000	163,250 260,000 225,385	— 117,102 9,450	— — —		— — —	374,586 6,864 3,054	(7)(12) (13)

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

(4)
Mr. Smoot was appointed as the Company's Chief Executive Officer on March 18, 2002 and resigned from such position on September 30, 2002.

(5)
Represents $9,922 in temporary living expenses and $5,214 in income tax assistance for temporary living expense reimbursements.

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

        Jeffrey R. Cramer.    Mr. Cramer entered into an employment agreement with Anacomp, dated August 21, 2000, which provides for an initial term of one year and which is automatically renewable thereafter for additional one-year terms. As a part of that employment agreement, Mr. Cramer also entered into a covenant not to compete with us while an employee or as a consultant to us after any termination of employment, and not to solicit our customers for a period of two years following any termination of employment. The agreement also provides for the following severance benefits if we terminate Mr. Cramer's employment without cause or advance notice: (a) biweekly base pay for a period of one year from the date of termination, such payments to be made on the Company's regular paydays and (b) continuation of his health insurance benefits on our plan pursuant to an election of COBRA by Mr. Cramer paid by the Company for one year.

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

REPORT OF THE COMPENSATION COMMITTEE
ON EXECUTIVE COMPENSATION

        The Compensation Committee of the Board of Directors is comprised of non-employee directors. The members of the Compensation Committee during fiscal year 2002 were David E. Orr, Lloyd I. Miller and Wayne Barr, Jr. The Compensation Committee is responsible for setting and administering the policies governing annual compensation of the executive officers of Anacomp. The Compensation Committee reviews the performance and compensation levels for executive officers and sets salary levels. Many of the policies, plans, bonus targets and employment arrangements were established by members of the previous Compensation Committee who ceased serving as directors upon Anacomp's emergence from its Chapter 11 bankruptcy proceedings.

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

        The Compensation Committee approved Mr. Smoot's compensation as President and Chief Executive Officer, including his base salary of $400,000 and bonus. The Committee considered this level of payment appropriate in view of Mr. Smoot's tremendous success in the financial restructuring of the Company and returning it to a position of financial viability. The Committee also considered the compensation practices and performances of other similar companies that are most likely to compete with the Company for the services of a Chief Executive Officer. In January 2002, the Committee approved Mr. Smoot's request to lower his salary and bonus upon Mr. Cramer's promotion to the position of President. The Committee decided to grant Mr. Smoot's request as reflected in the Summary Compensation Table. Mr. Smoot's bonus was based upon the Company's achievement of established cash performance goals as the basis for payment of bonuses and profit sharing under the Incentive Plan for Senior Executives. The cash performance goals include a combination of EBITDA less capital expenditures. The Committee also awarded Mr. Smoot an option grant of 25,000 shares with a vesting on August 1, 2003 to recognize his effectiveness in leading the Company through its reorganization, to compensate him for transitioning his responsibilities to Mr. Cramer and to provide for him a significant incentive to enhance shareowners' value. In addition, the Board entered in a part-time employment agreement with Mr. Smoot for Fiscal Year 2003 which requires Mr. Smoot, when requested by the Company, to be available to work on special projects for the Company. Mr. Smoot will receive an annual salary of $50,000 for a one year period and if he works in excess of a certain number of hours in a pay period, Mr. Smoot will be paid for such excess hours at an hourly rate commensurate with his bi-weekly weekly pay in effect prior to his part-time employment.

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

(1)
Based on Schedule 13G filed on March 12, 2002.

(2)
Based on Schedule 13D filed on December 31, 2002. Includes shares held of record by Special Value Bond Fund LLC, Special Value Bond Fund II LLC, and Special Value Absolute Return Fund LLC, which are beneficially owned by Special Value Investment Management LLC, SVIM/MSM II LLC, Mr. Tennebaum and Tennebaum & Co., LLC.

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

        Effective September 30, 2002, Edward P. Smoot resigned as Chief Executive Officer. He remains as Chairman of the Board. Mr. Smoot will remain as a part-time employee of the Company to work on special projects for the Company for one year. We agreed to pay Mr. Smoot $50,000 for his part-time services for one year and if he works in excess of a certain number of hours in a pay period, Mr. Smoot will be paid for such excess hours at an hourly rate commensurate with his bi-weekly pay in effect prior to his part-time employment.

SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 31, 2003.

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