Form 10-Q
period 2002-12-31
ANACOMP INC
filed 2003-02-14
CIK 6260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002.

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

     As of January 31, 2003, the number of outstanding shares of the registrant's Class A common Stock, $.01 par value per share, was 4,034,500 and the number of outstanding shares of the registrant's Class B common Stock, $0.01 par value per share, was 4,034.

                         ANACOMP, INC. AND SUBSIDIARIES

                                      INDEX

   PART I.         FINANCIAL INFORMATION                                                          Page
   Item 1.         Financial Statements:

                       Condensed Consolidated Balance Sheets at
                            December 31, 2002 (unaudited) and September 30, 2002............         2

                       Condensed Consolidated Statements of Operations
                            Three Months Ended December 31, 2002 (unaudited) and 2001.......         3

                       Condensed Consolidated Statements of Cash Flows
                            Three Months Ended December 31, 2002 (unaudited) and 2001.......         4

                       Notes to the Condensed Consolidated Financial Statements, unaudited..         5

   Item 2.         Management's Discussion and Analysis of Financial
                            Condition and Results of Operations.............................        13


   Item 3.         Quantitative and Qualitative Disclosures About Market Risk...............        25

   Item 4.         Controls and Procedures..................................................        26


   PART II.        OTHER INFORMATION

   Item 1.         Legal Proceedings........................................................        27

   Item 6.         Exhibits and Reports on Form 8-K.........................................        27

   SIGNATURES...............................................................................        29

   Exhibit 99.1     Certification of Chief Executive Officer ................................       30

   Exhibit 99.2     Certification of Chief Financial Officer.................................       31


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     Reorganized Company
                                                                             ___________________________________
                                                                             December 31,          September 30,
(in thousands)                                                                   2002                  2002
                                                                             _____________         _____________
Assets                                                                        (Unaudited)
Current assets:
    Cash and cash equivalents...........................................     $      11,798         $      15,561
    Receivable on sale of Swiss subsidiaries - current portion..........            13,233                   ---
    Accounts receivable, net............................................            32,350                33,990
    Inventories, net....................................................             3,208                 3,474
    Prepaid expenses and other..........................................             4,873                 6,442
    Assets of discontinued operations...................................               ---                12,027
                                                                             _____________         _____________
Total current assets....................................................            65,462                71,494

Property and equipment, net.............................................            20,333                21,448
Reorganization value in excess of identifiable net assets...............            73,227                73,227
Intangible assets, net..................................................            10,317                10,813
Receivable on sale of Swiss subsidiaries - long-term portion............             1,234                   ---
Other assets............................................................             2,881                 3,101
                                                                             _____________         _____________
                                                                             $     173,454         $     180,083
                                                                             =============         =============
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of senior secured revolving credit facility.........     $      24,175         $      29,975
    Accounts payable....................................................             8,461                 9,797
    Accrued compensation, benefits and withholdings.....................            12,981                16,294
    Deferred revenue....................................................             7,023                 7,117
    Accrued income taxes................................................             2,277                 1,900
    Other accrued liabilities...........................................             8,849                 9,305
    Liabilities of discontinued operations..............................               ---                 4,241
                                                                             _____________         _____________
Total current liabilities...............................................            63,766                78,629
                                                                             _____________         _____________

Long-term liabilities:
    Unfunded accumulated benefit obligation.............................             6,233                 6,233
    Other long-term liabilities.........................................             3,501                 3,387
                                                                             _____________         _____________
Total long-term liabilities.............................................             9,734                 9,620
                                                                             _____________         _____________

Stockholders' equity:
    Preferred stock.....................................................               ---                   ---
    Common stock........................................................                40                    40
    Additional paid-in capital..........................................            96,975                96,942
    Accumulated other comprehensive loss................................            (2,861)               (2,836)
    Retained earnings (deficit).........................................             5,800                (2,312)
                                                                             _____________         _____________
Total stockholders' equity..............................................            99,954                91,834
                                                                             _____________         _____________
                                                                             $     173,454         $     180,083
                                                                             =============         =============

        See the Notes to the Condensed Consolidated Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Reorganized Company   Predecessor Company
                                                                          ___________________   ___________________
(in thousands, except per share amounts)                                  Three months ended    Three months ended
                                                                           December 31, 2002     December 31, 2001
                                                                          ___________________   ___________________
                                                                              (Unaudited)
Revenues:
    Services...........................................................    $        42,825      $         55,098
    Equipment and supply sales.........................................             10,146                12,926
                                                                          ___________________   ___________________
                                                                                    52,971                68,024
                                                                          ___________________   ___________________
Cost of revenues:
    Services...........................................................             28,994                36,630
    Equipment and supply sales.........................................              6,591                 9,874
                                                                          ___________________   ___________________
                                                                                    35,585                46,504
                                                                          ___________________   ___________________

Gross profit...........................................................             17,386                21,520
Costs and expenses:
    Engineering, research and development..............................              1,852                 1,680
    Selling, general and administrative................................             13,996                15,643
    Amortization of intangible assets..................................                496                 2,896
    Restructuring credits..............................................                ---                (1,032)
                                                                          ___________________   ___________________

Operating income from continuing operations............................              1,042                 2,333
                                                                          ___________________   ___________________

Other income (expense):
    Interest income....................................................                 69                   155
    Interest expense and fee amortization..............................               (763)               (3,114)
    Other..............................................................                (62)              265,108
                                                                          ___________________   ___________________
                                                                                      (756)              262,149
                                                                          ___________________   ___________________

Income (loss) from continuing operations before reorganization items,
    and income taxes ..................................................                286               264,482
Reorganization items...................................................                ---                13,328
                                                                          ___________________   ___________________
Income from continuing operations before income taxes..................                286               277,810
Provision for income taxes.............................................                558                   450
                                                                          ___________________   ___________________
(Loss) income from continuing operations...............................               (272)              277,360
Gain on sale of discontinued operations, net of taxes..................              8,384                   ---
                                                                          ___________________   ___________________
Net income.............................................................   $          8,112      $        277,360
                                                                          ===================   ===================

Basic and diluted per share data:
    Basic and diluted net loss from continuing operations..............   $          (0.07)
    Gain on sale of discontinued operations, net of taxes..............               2.08
                                                                          ___________________
    Basic and diluted net income.......................................   $           2.01
                                                                          ___________________

Shares used in computing basic and diluted net income per share........              4,037
                                                                          ===================

        See the Notes to the Condensed Consolidated Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Reorganized           Predecessor
                                                                               Company               Company
                                                                          __________________      __________________
(in thousands)                                                            Three months ended      Three months ended
                                                                          December 31, 2002       December 31, 2001
                                                                          __________________      __________________
                                                                             (Unaudited)
Cash flows from operating activities:
    Net income.........................................................   $           8,112       $      277,360
    Adjustments to reconcile net income to net
        cash provided by operating activities:
      Other income due to extinguishment of debt.......................                ---              (265,329)
      Adjustments of assets and liabilities to fair value..............                ---               (16,916)
      Write off of deferred debt issuance costs and unamortized
         premiums and discounts........................................                ---                 2,216
      Gain on sale of discontinued operations..........................             (8,384)                  ---
      Depreciation and amortization....................................              3,973                 7,194
      Non-cash settlement of facility lease contract...................                ---                   349
      Amortization of debt fees, premiums, and discounts...............                172                    92
      Non-cash compensation............................................                 33                   ---
       Change in assets and liabilities:
        Accounts and other receivables.................................              1,640                 3,092
        Inventories....................................................                266                   739
        Prepaid expenses and other assets..............................              1,516                   332
        Accounts payable, accrued expenses and other liabilities.......             (6,665)               (3,733)
        Accrued interest...............................................                ---                  (387)
                                                                          __________________      __________________
         Net cash provided by operating activities.....................                663                 5,009
                                                                          __________________      __________________

Cash flows from investing activities:
    Purchases of property and equipment................................               (798)               (1,075)
    Proceeds from sale of discontinued operations, net.................              1,717                   ---
                                                                          __________________      __________________
         Net cash provided by (used in) investing activities...........                919                (1,075)
                                                                          __________________      __________________

Cash flows from financing activities:
    Principal payments on revolving line of credit, net................             (5,800)               (2,000)
                                                                          __________________      __________________
         Net cash used in financing activities.........................             (5,800)               (2,000)
                                                                          __________________      __________________
Effect of exchange rate changes on cash and cash equivalents...........                455                   637
                                                                          __________________      __________________
(Decrease) increase in cash and cash equivalents.......................             (3,763)                2,571
Cash and cash equivalents at beginning of period.......................             15,561                24,308
                                                                          __________________      __________________
Cash and cash equivalents at end of period.............................   $        11,798         $       26,879
                                                                          ==================      ==================

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest...............................................   $           572         $        1,434
                                                                          ==================      ==================
  Cash paid for income taxes...........................................   $            57         $          459
                                                                          ==================      ==================

        See the Notes to the Condensed Consolidated Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Company Reorganization

On October 19, 2001, we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged plan of reorganization, with the U.S. Bankruptcy Court for the Southern District of California. The U.S. Bankruptcy Court confirmed the plan on December 10, 2001, and we emerged from bankruptcy effective December 31, 2001.


The primary benefits of our bankruptcy were the elimination of $310 million of senior subordinated notes, related accrued interest of $52.3 million, and the related annual interest expense of approximately $34 million. Additionally, our credit facility was amended such that we cured previous events of default and we continue to have the ability to borrow under the credit facility (see Note 4). New Common Stock was distributed to the holders of the notes as well as to holders of the previously existing Common Stock.


Also, as a result of the Chapter 11 reorganization, the following occurred:

o    all unexercised options were canceled;
o    prior stock option plans were terminated;
o    executory contracts were assumed or rejected;
o trade creditors were paid in the ordinary course of business and were not impaired;
o members of a new Board of Directors were designated by the holders of the subordinated notes;
o 403,403 shares of new Class A Common Stock were authorized for use in the establishment of new stock option plans; and
o    the senior secured revolving credit facility was amended.

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

The accompanying consolidated financial statements include the accounts of Anacomp and our wholly owned subsidiaries.

All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements, except for the balance sheet as of September 30, 2002 and the statements of operations and cash flows for the three months ended December 31, 2001, have not been audited, but in the opinion of management, include all adjustments (consisting of normal recurring adjustments, the Fresh Start adjustments described in Note 3 and the sale of Switzerland adjustments described in Note 5) necessary for a fair presentation of our financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2002, included in our fiscal 2002 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year or for any other period.

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

Note 3. Fresh Start Reporting

Our enterprise value after reorganization at December 31, 2001 was determined based on the consideration of many factors and resulted in a reorganization value (over the fair value of identifiable net assets) of $73.2 million, as adjusted, and is reported as "Reorganization value in excess of identifiable net assets". Although the asset will not be subject to future amortization (in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets"), it will be subject to, at a minimum, annual impairment testing.

In developing the assumptions underlying the enterprise valuation, management considered historical results as well as its best estimates of expected future market conditions based on information available as of December 31, 2001. Actual future events and results could differ substantially from management's estimates, assumptions and projections. Unfavorable changes compared to our projections used for Fresh Start Reporting purposes could result in future impairments of our reorganization asset and identifiable intangible assets.

As a result of Fresh Start Reporting, identifiable intangible assets were valued and consist of the following to be amortized over the useful lives indicated:


(dollars in thousands; unaudited)                                       Life in Years    December 31, 2002
_______________________________________________________________________ ______________   _________________
Customer contracts and related customer relationships..................        10         $      7,600
Digital technology and intellectual property...........................         3                3,100
COM technology and intellectual property...............................        10                1,300
COM production software................................................         5                  300
                                                                                         _________________
Total..................................................................                         12,300
Less: accumulated amortization.........................................                         (1,983)
                                                                                         =================
                                                                                          $     10,317
                                                                                         =================

The income due to extinguishment of debt, net of taxes, for the period ended December 31, 2001, is calculated as follows:


               (dollars in thousands; unaudited)                                 Amount
               _________________________________________________________    ______________
               Carrying value of senior subordinated notes..............    $      310,000
               Carrying value of related accrued interest...............            52,254
               Issuance of new common stock.............................           (96,925)
                                                                            ______________
                   Other income due to extinguishment of debt               $      265,329
                                                                            ==============


The holders of the senior subordinated notes received 99.9% of the new equity of the Reorganized Company; therefore, the net equity of the Reorganized Company was used as the basis for consideration exchanged in determining the income due to extinguishment of debt. There is no income statement tax effect from the extinguishment of debt (see Note 6).

In accordance with Statement of Position 90-7, transactions of the Predecessor Company resulting from the Chapter 11 reorganization are reported separately as reorganization items in the accompanying Condensed Consolidated Statement of Operations for the period ended December 31, 2001, and are summarized below:


                                                                            Three Months Ended
               (dollars in thousands; unaudited)                             December 31, 2001
               __________________________________________________________   __________________
               Adjustment of assets and liabilities to fair value........   $       16,916
               Write off of deferred debt issuance costs and
                   unamortized premiums and discounts....................           (2,216)
               Professional fees and other reorganization costs..........           (1,023)
               Settlement of facility lease contract.....................             (349)
                                                                            __________________
                   Reorganization items                                     $       13,328
                                                                            ==================

Note 4.  Senior Secured Revolving Credit Facility

On December 31, 2001, Anacomp and Fleet National Bank, as agent, and its syndicate of lenders (collectively, "the Bank Group") entered into an Amended and Restated Revolving Credit Agreement. The credit agreement provides for a current commitment of $39.1 million, with a $32.9 million sublimit for direct borrowing and a $6.2 million letter of credit sublimit. The credit commitment will be further reduced by future periodic scheduled amounts and by 85% of the net proceeds from the sale of the Switzerland subsidiaries. The facility is available for new borrowings when borrowings are below the direct borrowing sublimit.

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

At December 31, 2002, the outstanding revolving credit borrowings were $24.2 million (plus outstanding standby letters of credit of $6.2 million). During the three-month period ended December 31, 2002, we made net cash payments totaling $5.8 million and have $8.7 million of borrowing capacity, after the effect of other commitment reductions during the quarter.

The maturity date of the amended facility is June 30, 2003, with an extension to December 31, 2003 upon the receipt of the proceeds from the sale of the Switzerland subsidiaries. The receipt of the proceeds ($11.8 million) is expected to occur in March of 2003. Upon receipt of the net proceeds, we will be required to permanently reduce the borrowing sublimit of the credit facility commitment and reduce the outstanding borrowings by 85% of the net sale proceeds, or $10.0 million. The credit facility commitment was permanently reduced by $0.8 million upon the initial receipt of proceeds from the sale in October 2002.

The credit agreement bears interest at a base rate equal to the higher of (a) the annual rate of interest announced from time to time by Fleet National Bank as its best rate, or (b) one-half of one percent above the Federal Funds Effective Rate, for the portion of the facility equal to a Formula Borrowing Base ("FBB"). The FBB equals 80% of eligible accounts, which include U.S. and Canadian accounts receivable. The rate of interest is three percentage points higher than the base rate for the facility balance outstanding in excess of the FBB. Interest is due and payable monthly in arrears. The interest rate was 4.25% for the FBB portion and 7.25% for the excess portion at December 31, 2002. At December 31, 2002, the FBB was $13.5 million and the excess of borrowings over the FBB was $10.7 million.

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

Under the current facility as amended, the facility commitment and the direct borrowings sublimit will be permanently reduced in the future as follows:

o    $1.125 million on March 31, 2003;
o    $1.25 million on June 30, 2003;
o $1.25 million on September 30, 2003 (assuming that the maturity date is extended as planned).

Note 5.  Sale of Switzerland and Other Operations

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

The sales price is payable as follows: CHF 4.6 million, or approximately $3.1 million, which was received at closing; CHF 18.2 million upon completion of the Cominformatic share exchange, no later than six months from the date closing; CHF 1.1 million on or before April 18, 2003; and CHF 2.8 million on or before April 18, 2004 upon expiration of certain indemnification claim periods. The costs of the sale are estimated to be $2.1 million. Effectively all of the net proceeds (i.e. sales price less sale costs) will be used to reduce the revolving credit facility balance outstanding and 85% of such proceeds will permanently reduce the total borrowing commitment under the terms of the senior secured revolving credit facility.

The  assets  and  liabilities  of the  Swiss  operations  have  been  classified separately as "Assets of discontinued operations" and "Liabilities of discontinued operations" in the Condensed Consolidated Balance Sheet as of September 30, 2002. The net assets of the disposed operating units were summarized as follows:


                                                                   September 30,
                    (dollars in thousands)                             2002
                    _____________________________________________  _____________
                    Cash.................. ......................  $    2,749
                    Accounts and notes receivable................       2,288
                    Inventories..................................       1,067
                    Property, plant and other accrued
                      Liabilities................................       5,227
                    Other assets.................................         696
                    Accounts payable and other accrued
                      Liabilities................................      (4,241)
                                                                   _____________
                    Total net assets                                $   7,786
                                                                   =============


In the third quarter of fiscal 2002, we sold two smaller operating units. The results of the Switzerland and other operations reported below for the three months ended December 31, 2001 have not been segregated as discontinued operations in the Condensed Consolidated Statements of Operations as they were not material to the operating results of Anacomp in total.

                                                                Swiss Operating
                                                                    Results
                                                              __________________
                                                              Three Months Ended
                           (dollars in thousands)              December 31, 2001
                           _____________________________      __________________
                           Revenues                                     $  7,505

                           Income before taxes                               869
                           Income taxes                                       60
                                                              __________________
                           Net income                                   $    809
                                                              ==================

Note 6. Income Taxes

Our provision for income taxes consists of the following:


                                                Reorganized Company        Predecessor Company
                                                ___________________        ___________________
                                                Three months ended         Three months ended
          (in thousands)                        December 31, 2002          December 31, 2001
          ___________________________________   ___________________        ___________________
          Federal............................   $            ---           $           ---
          State..............................                 10                        10
          Foreign............................                548                       440
                                                ___________________        ___________________
                                                $            558           $            450
                                                ===================        ===================


Due to our reorganization, we have Cancellation of Debt ("COD") income estimated to be $265.3 million. As a result, we were required to reduce, for federal income tax purposes, certain tax attributes, including net operating loss carryforwards and property basis by the amount of the COD. These adjustments were determined at the end of our fiscal year ending September 30, 2002. A deferred tax liability has been recorded for COD, book intangible assets and certain temporary differences. A deferred tax asset has been recorded for tax goodwill in excess of book reorganization asset, certain temporary differences, net operating losses and other tax basis carryforwards. We have recorded a valuation allowance in the amount of $41.8 million in order to fully offset the net deferred tax asset. At December 31, 2002, our most significant deferred tax assets and liabilities relate to temporary differences for COD and net operating losses. These timing differences were realized, offset and reversed with no impact on the net value of the deferred tax asset at December 31, 2002.

Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized in future years. Management periodically reviews the need for valuation allowances based upon our results of operations.

Note 7. Restructuring Activities

In fiscal year 2002, we recorded a restructuring charge of $2.1 million related to the reorganization of our operations from two business units to one. We reorganized our workforce by combining the field organizations of Document Solutions and Technical Services into one organization, establishing an executive level position to oversee all sales and marketing activities and implementing a single support group for our data centers, Web Presentment operations, field services operations and process quality. The restructuring charges included $1.6 million in employee severance and termination-related costs for approximately 100 employees, all of whom have left the company. The severance payments will be completed by the second quarter of fiscal 2003. The restructuring charges also include approximately $0.5 million for the closure of a data center for which payments will continue until the lease expires in July 2004. Of the $0.5 million, $69 thousand represents a non-cash charge to write off the net book value of leasehold improvements located in the closed data center.

In the second and third quarters of 2000, we effected a reorganization of our workforce in the United States and Europe along our lines of business, reorganized  parts of our  corporate  staff  and  phased  out our  manufacturing operations. To accomplish the reorganization of our workforce and corporate staff, we reassessed job responsibilities and personnel requirements in each of our continuing business units and corporate staff. The assessment resulted in substantial permanent personnel reductions and involuntary terminations throughout our organization, primarily in our European operations and our corporate and manufacturing staff. We recorded restructuring charges of $14.6 million related to these actions. Employee severance and termination-related costs were for approximately 300 employees, all of whom have left the company; we have paid all related severance. Other fees relate to professional fees associated with negotiations to terminate facility leases and other costs associated with implementation of our new business unit structure and the reorganization of our business units into separate entities. We have also paid these fees. In the first quarter of fiscal year 2002, we vacated our Japanese facility, terminated substantially all related personnel and undertook other procedures to wind down our Japanese subsidiary. As a result, we reversed approximately $1 million of fiscal 2000 business restructuring reserves due to favorable circumstances related to the shutdown. Our closure costs to vacate the facility in Japan, costs to fulfill our contract obligations and severance and related professional costs up to that time were less than we anticipated at the time we recorded the accrual. As of December 31, 2002, the remaining liability related to international facility costs is expected to be paid by the end of December 2003.

The restructuring reserves are included as a component of "Other accrued liabilities" in the accompanying Condensed Consolidated Balance Sheets.

The following tables present the activity and balances of the restructuring reserves from September 30, 2002 to December 31, 2002 (in thousands):


              Fiscal Year 2002 Restructuring
       __________________________________________________________________________________________
                                                              Payments and
                                      September 30, 2002       Deductions       December 31, 2002
       ____________________________   __________________      _______________   _________________
       Employee Separations                    $     233          $     (187)           $      46
       Facility Closing                              325                 (43)                 282
                                      __________________      _______________   _________________
                                               $     558          $     (230)           $     328
                                      ==================      ===============   =================


             Fiscal Year 2000 Restructuring
       __________________________________________________________________________________________
                                                              Payments and
                                      September 30, 2002       Deductions       December 31, 2002
       ____________________________   __________________      _______________   _________________
       Facility Closing                        $      77           $     (17)           $      60
       Contract Obligations                          126                  ---                 126
                                      __________________      _______________   _________________
                                               $     203           $     (17)           $     186
                                      ==================      ===============   =================


Inventories consist of the following:

                                                                              Reorganized Company
                                                                    _______________________________________
(in thousands)                                                      December 31, 2002    September 30, 2002
_________________________________________________________________   __________________   __________________

  Finished goods, including purchased film.......................    $        1,961         $      1,766
  Consumable spare parts and supplies............................             1,247                1,708
                                                                    __________________   __________________
                                                                     $        3,208         $      3,474
                                                                    ==================   ==================

Note 9. Defined Benefit Plan

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

As of September 30, 2002, the UK pension plan was under funded by $6.2 million (using September 30, 2002 currency exchange rates) based upon a projected benefit obligation of $21.5 million, accumulated benefit obligation of $19.3 million, and the fair value of plan assets totaling $13.1 million. The under funded liability of $6.2 million is classified as a long-term liability on the Condensed Consolidated Balance Sheet. These actuarial projections were prepared assuming a discount rate of 6.25%, a weighted average expected long-term rate of return on plan assets of 7.5% per year and weighted average annual compensation increases of 4%.

Almost all of the plan participants are inactive. As a result, we are amortizing the unfunded liability over the 25-year remaining life expectancy of the inactive participants as required by Financial Accounting Standard (FAS) No. 87, "Employers' Accounting for Pensions." In the three months ended December 31, 2002, amortization of unfunded accumulated benefit obligation expense was $48 thousand and is reflected in "Selling, general and administrative" expense in the Condensed Consolidated Statement of Operations and as amortization in the Comprehensive Income table in Note 11 as prescribed by FAS No. 87.

Note 10.  Foreign Currency Contracts

On October 15, 2002, we entered into three Swiss Franc (CHF) forward contracts to protect the value of the expected cash receipts from the sale of our Switzerland operations. The contracts protect Anacomp against an exchange rate above 1.5425. The first forward contract was written in the amount of CHF 18.2 million and expired on January 29, 2003. At expiration, the forward option was replaced with another short-term option for the same amount, which provides $11.8 million in U.S. dollar proceeds on March 3, 2003.

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

The Other Expense category of our Condensed Consolidated Statement of Operations includes the recognition of $43 thousand of expense from currency fluctuations related to the Swiss receivable, the forward contracts and sale costs.

Note 11.  Comprehensive income

Comprehensive income consists of the following components:

                                                    Reorganized Company           Predecessor Company
                                                    ___________________           ___________________
                                                    Three months ended            Three months ended
       (in thousands)                                December 31, 2002             December 31, 2001
       ___________________________________________  ___________________           ___________________
       Net income.................................    $        8,112                 $   277,360
       Change in foreign currency translation.....               (73)                        639
       Amortization of unfounded accumulated
          benefit obligation......................                48                         ---
                                                    ___________________           ___________________
       Comprehensive income.......................    $        8,087                 $   277,999
                                                    ===================           ===================

Note 12.  Income or Loss Per Share

Basic income or loss per share is computed based upon the weighted average number of shares of Anacomp's common stock outstanding during the period. For the three months ended December 31, 2002, potentially dilutive securities included 783,077 outstanding warrants to purchase Class B Common Stock, which were issued as part of the reorganization. These warrants were excluded from diluted income per share as they were anti-dilutive using the treasury stock method. Basic and diluted net income amounts for the three months ended December 31, 2001 have not been presented as they are not comparable to subsequent periods due to the implementation of Fresh Start Reporting (see Note 3).

Note 13.  Recent Accounting Pronouncements

Pursuant to Statement of Position 90-7, Anacomp has implemented the provisions of accounting principles required to be adopted within twelve months of the adoption of Fresh Start Reporting as of December 31, 2001, including the following standards, however, excluding SFAS No. 146, which is not effective until after December 31, 2002:

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and which supercedes SFAS No. 121. SFAS No. 144 also reduces the threshold for discontinued operations reporting to a component of an entity rather than a segment of a business as required under Accounting Principles Bulletin No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." As a result of the changes whereby a component of an entity can qualify for discontinued operations presentation, the sale of our Switzerland subsidiary, effective October 1, 2002 (see Note 5) required such presentation whereas under APB 30 it would not have qualified. We have not separately disclosed the results of operations of our Switzerland subsidiaries in the Statement of Operations for the three months ended December 31, 2001, as required by SFAS No. 144 as the related amounts were not material.

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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company adopted SFAS No. 142 beginning January 1, 2002 upon application of Fresh Start Reporting (See Note 3). As a result of the implementation of Fresh Start Reporting, all goodwill on the books at December 31, 2001 was eliminated. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. Accordingly, the Company does not amortize goodwill and intangible assets with indefinite lives as of January 1, 2002. Intangible assets with finite lives, primarily customer contracts, customer relationships and proprietary technology will be amortized over their useful lives.

The following table reconciles our net income to net income adjusted for the amortization of intangible assets and goodwill. Due to our net loss tax position in prior years, no tax benefit was realized from this expense.

                                                        Reorganized Company         Predecessor Company
                                                        ____________________        ____________________
                                                        Three months ended          Three months ended
                                                           December 31,                December 31,
        (in thousands)                                         2002                        2001
        ______________________________________________  ____________________        ____________________
        Net income as reported                                   $  8,112                  $ 277,360
        Goodwill amortization                                         ---                      2,629
                                                        ____________________        ____________________
        Net income excluding effect of goodwill
          amortization                                           $  8,112                  $ 279,989
                                                        ====================        ====================

We completed our annual goodwill impairment test as of September 30, 2002 and found there to be no indicators of impairment.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of FASB SFAS No. 13, and Technical Corrections." Part of this statement rescinds FASB SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. The provision of the Statement related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. As a result, we have reclassified the previously reported $265.3 million extraordinary gain on extinguishments of debt to Other, under the Other income (expense) heading in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2001.

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

Although forward-looking statements in this Quarterly Report reflect the good faith and judgment of our management, such statements can only be based on facts and factors of which we are currently aware. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Our actual results, performance, and achievements may differ materially from those discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading "Risk Factors" below, as well as those discussed elsewhere in this Quarterly Report. We encourage you to not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. We encourage you to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by forward-looking statements. Risks, uncertainties and other important factors include, among others:

o    general economic and business conditions;
o    industry trends and growth rates;
o    industry capacity;
o    competition;
o    future technology;
o    raw materials costs and availability;
o    currency fluctuations;
o    the loss of any significant customers or suppliers;
o    changes in business strategy or development plans;
o    litigation issues;
o    successful development of new products and services;
o anticipated financial performance and contributions of our products and services;
o    availability, terms and deployment of capital;
o    ability to meet debt service obligations;
o    availability of qualified personnel;
o changes in, or the failure or inability to comply with, government regulations; and
o other factors referenced in this report and in other public filings including our Form 10-K for the year ended September 30, 2002 and Form S-1/A filed on June 12, 2002.


Overview and Recent Events

Our 2001 Bankruptcy

On October 19, 2001, we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged plan of reorganization with the U.S. Bankruptcy Court for the Southern District of California. Under the plan we eliminated $310 million of senior subordinated notes, related accrued interest of $52.3 million and the related annual interest expense of $34 million. New Common Stock was distributed to the holders of the notes as well as to holders of the previously existing Common Stock. The U.S. Bankruptcy Court confirmed the plan of reorganization on December 10, 2001, and we emerged from bankruptcy effective December 31, 2001. The U.S. Bankruptcy Court issued its final decree on September 27, 2002 closing the Chapter 11 case. There are no remaining claims or unrecorded obligations related to the bankruptcy proceedings.

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

In accordance with SOP 97-2, "Software Revenue Recognition," we recognize revenues from software license agreements provided that all of the following conditions are met:

o    a non-cancelable license agreement has been signed;
o the software has been delivered and there are no material uncertainties regarding customer acceptance;
o    fees are fixed or determinable;
o collection of the resulting receivable is deemed probable and the risk of concession is deemed remote; and
o    we have no other significant obligations.

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

Allowance for doubtful accounts, inventory valuations, litigation and environmental matters. We must make estimates of the uncollectability of our accounts receivable. When evaluating the adequacy of the allowance for doubtful accounts, we specifically analyze accounts receivable as well as historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Our accounts receivable balance was $32.4 million, net of allowance for doubtful accounts of $2.6 million, as of December 31, 2002.

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than management projects, we may need to write down additional inventory.

We estimate ranges of liability related to pending litigation based on claims for which we can determine the probability of loss and estimate the amount and range of loss. When an estimate of loss is deemed probable we record our best estimate of the expected loss or the minimum estimated liability related to those claims, where there is an estimable range of loss. Because of the uncertainties related to both the outcomes and ranges of loss on currently pending litigation, we have not accrued for any litigation losses as of December 31, 2002. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates as necessary. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Xidex Corporation, a company that we acquired in 1988, was designated by the United States Environmental Protection Agency ("EPA") as a potentially responsible party for investigatory and cleanup costs incurred by state and federal authorities involving locations included on a list of EPA's priority sites for investigation and remedial action under the federal Comprehensive Environmental Response, Compensation, and Liability Act. At December 31, 2002, we have an estimated EPA liability for cleanup costs for the aforementioned locations and other sites totaling $1.2 million. Remedial action required by the EPA may exceed our current estimates and reserves and we may incur additional expenses related to environmental clean up.

Accounting for income taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax asset as of December 31, 2002 was $0, net of a valuation allowance of approximately $41.8 million, due to uncertainties related to our ability to utilize our net deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we could materially impact our financial position and results of operations.

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

When we determine that the carrying value of intangibles, long-lived assets and reorganization value in excess of identifiable net assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and reorganization value in excess of identifiable assets amounted to $108 million as of December 31, 2002.

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

Results of Operations

The following results of operations information includes our historical information from prior to December 31, 2001, the effective date we emerged from bankruptcy and is identified as results of operations of Predecessor Company. The results of operations for the three months ended December 31, 2002 represents the Reorganized Company after adopting Fresh Start Reporting. Due to our reorganization and the implementation of Fresh Start Reporting, the financial information for the Reorganized Company is not comparable to the Predecessor Company. In addition, in the first quarter of fiscal year 2003 we completed the sale our Switzerland operations and in the third quarter of fiscal year 2002 we sold two smaller operating units. These units were not material to our consolidated results and are, therefore, not reported as discontinued operations in the first quarter of fiscal year 2002.

     General. We reported net income of $8.1 million for the three months ended December 31, 2002, primarily as a result of the sale in October 2002 of our Switzerland subsidiaries. In the three months ended December 31, 2001, we reported net income of $277 million, primarily as a result of other income of $265.3 million resulting from the cancellation of the Company's subordinated notes, related accrued interest and reorganization items (positive $13.3 million). Both MVS and Web presentment revenues grew at a double-digit rate over the prior year revenue. However, COM based revenues continued to decline in the three months ended December 31,2002, in line with historical trends. Our cash flows from continuing operations for the three months ended December 31, 2002 totaled $0.7 million, which, in addition to our September 30, 2002 cash on hand and initial net proceeds from the sale of our Switzerland subsidiaries, enabled us to reduce our outstanding credit facility balance by $5.8 million during the three months ended December 31, 2002.

     Revenues. Our revenues totaled $53.0 million in the three months ended December 31, 2002, a decrease of 22%, or $15.0 million, from $68.0 million in the three months ended December 31, 2001.

We define our product lines as follows:

MVS - Multi-Vendor Services where Anacomp acts as a third party maintainer, providing support services such as on-site maintenance, help desk and depot repair, laser printer maintenance and associated hardware sales.

Web - Transmitted ingestion, storage, delivery and internet browser-based access to documents. Also includes license sales and maintenance for the Adesso software that is our Web platform in the US.

CD/Digital - CD based document management services, scanning, professional services and digital software sales.

COM/ Other Output Services - Our Computer Output Microfilm and laser printer document management services.

COM Professional Services - Our maintenance services for Computer Output Microfilm and other micrographic products.

Equipment/Supplies - Computer Output Microfilm original and duplicate film, chemistry and hardware sales.


                                                Three Months Ended December 31,
                                                _______________________________

                                                                                             Percentage
    Product Line                            2002              2001            Change            change
    ------------                            ----              ----            ------            ------

    MVS                                    $ 8,117          $ 6,513           $ 1,604           24.6%

    Web Presentment                          4,783            3,176             1,607           50.6

    CD/Digital                               7,329           14,573            (7,244)         (49.7%)

    COM/Other Output Services               19,158           25,521            (6,363)         (24.9%)

    COM Professional Services                5,538            7,165            (1,627)         (22.7%)

    Equipment/Supplies                       8,046           11,076            (3,030)         (27.4%)
                                          ________          ________        __________

    Total                                 $ 52,971          $ 68,024        $ (15,053)         (22.1%)
                                          ========          ========        ==========


In fiscal year 2002, we committed to a plan to sell our Switzerland operations and we sold two smaller operating units. The results of the operations of those units are not material to our operating results in the three months ended December 31, 2001. Our revenues for the three months ended December 31, 2001, excluding those operations sold in fiscal year 2002, would have been as follows:
MVS $6,459; Web Presentment $3,048; CD/Digital $8,513; COM/Other Output Services $24,954; COM Professional Services $6,886; Equipment/Supplies $10,659, for total revenue of $60,519.

The $1.6 million, or 24.6%, increase in MVS revenues over the prior year three-month period reflects the continued increase in new OEM agreements and the resulting continued growth in our Multi-Vendor Services (services provided for, and sales of, products manufactured by other companies) offerings. This year's MVS revenues represent 59% of maintenance related revenues (MVS plus COM Professional Services). In the prior year three-month period MVS represented only 48% of maintenance related revenues.

Web presentment revenues increased $1.6 million, or 50.6%, over the prior year three month period ended December 31, 2001. This reflects the addition of new customers and additional revenue from established customers as they have increased the number of their applications utilizing our Web services.

CD/Digital revenue declined $7.2 million, or 49.7%, from prior year revenue. This decrease was primarily the result of the sale of our Switzerland and other operations in fiscal year 2002. CD/Digital revenue from these operations totaled $6.1 million in the three-months ended December 31, 2001. The remainder of the decline is the result of lower per unit pricing as the CD service has become less specialized and more of a commodity and as customers have opted for in-house on-line solutions.

COM/Other Output Services revenue declined $6.4 million, or 24.9%, from the prior year three-month period. This decline reflects the decreased volumes processed in our data centers and continues the trend experienced in prior years. We expect that COM revenues will continue to decline in future fiscal years.

COM Professional Services revenues declined $1.6 million, or 22.7%, from the prior year. This decline reflects the continued decrease in the number of COM units in operation worldwide. We expect that the number of COM units in use worldwide will continue to decline as organizations choose to outsource the functions to service centers, such as those operated by us, or elect to utilize other options such as CD or on-line software systems.

Equipment and supplies revenue declined $3.0 million, or 27.4%, from the prior year. This decrease was largely the result of the decline in demand for and use of COM units.

     Gross Margins. Our gross margin as a percentage of revenues increased slightly from 31.6% ($21.5 million) for the three months ended December 31, 2001 to 32.8% ($17.4 million) for the three months ended December 31, 2002. We were able to maintain the gross margin percentage of revenues through cost savings resulting from our recent and prior restructuring activities, which included the consolidation and downsizing of facilities and reductions in our work force.

     Engineering, Research and Development. Engineering, research and development expenditures increased $0.2 million, or 10.2%, over the prior year. These costs represented 3.5% and 2.5% of total revenues for the three months ended December 31, 2002 and 2001, respectively. These expenses will not necessarily have a direct or immediate correlation to revenues. We continue to build and support our outsource service solutions base and corresponding internet and digital technologies.

     Selling, General and Administrative. SG&A expenses decreased from $15.6 million for the three months December 31, 2001 to $14.0 million for the three months ended December 31, 2002. The $1.6 million, or 10.6%, decrease resulted primarily from the sale of Switzerland, which had $1.3 million of related expenses in the prior year period.

     Amortization of Intangible Assets. Amortization of intangible assets decreased 82.9%, from $2.9 million for the three months ended December 31, 2001, to $0.5 million for the three months ended December 31, 2002. The prior year period amortization expense represented the amortization of goodwill related to acquisitions in prior years. All goodwill assets from the Predecessor Company were eliminated in conjunction with Fresh Start Reporting. Fiscal year 2003 amortization expense reflects the amortization of identifiable intangible assets valued as part of Fresh Start Reporting.

     Reorganization Items. Reorganization items in the three months ended December 31, 2001, represent expenses and adjustments resulting from our reorganization and consist of professional fees incurred subsequent to our Chapter 11 filing totaling $1 million, fair value adjustments made to assets and liabilities totaling $16.9 million and other asset write-offs and settlements totaling $2.6 million (primarily related to our extinguished debt) in Fresh Start Reporting.

     Other. We recognized other income due to extinguishment of debt totaling $265.3 million for the three-month period ended December 31, 2001 as a result of our bankruptcy proceedings and subsequent emergence from Chapter 11 proceedings on December 31, 2001. The remainder of expense in both periods is related primarily to currency exchange gains and losses.

     Interest Expense and Fee Amortization. Interest expense decreased to $0.8 million for the three months ended December 31, 2002 from $3.1 million for the three months ended December 31, 2001. Prior year expense included interest (approximately $1.7 million) on our senior subordinated notes up to October 19, 2001, the date we filed Chapter 11 bankruptcy. The remainder of expense from both periods is related primarily to interest on the senior secured revolving credit facility.

     Provision for Income Taxes. The provision for income taxes of $0.6 million and $0.5 million for the three months ended December 31, 2002 and 2001, respectively, related primarily to earnings of foreign subsidiaries.

     Gain on Sale of Discontinued Operations. In the three months ended December 31, 2002, we realized a gain of $8.4 million on the sale of our Switzerland subsidiaries. This sale was effective October 1, 2002. The Switzerland operations were not material to our consolidated results prior to December 31, 2001. As a result the statements of operations for the three months ended December 31, 2001 do not segregate the Switzerland operations as discontinued.

Liquidity and Capital Resources

Our legacy business (COM) has declined in recent years and is forecasted to continue to decline as new technologies become available and are accepted in the marketplace. Our ability to generate sufficient cash to fund operations and to meet future bank requirements is dependent on successful and simultaneous management of the decline in COM as well as the expansion of alternative service offerings. Other factors, such as an uncertain economy, levels of competition in the document management industry, and technological uncertainties will impact our ability to generate cash and maintain liquidity. Although no assurances can be given, management believes that the actions taken over the past two years, including new and enhanced product and service offerings, company downsizing, cost control measures and the debt restructuring from our bankruptcy have positioned us for a return to profitability and maintenance of sufficient cash flows from operations to meet our operating, capital and debt requirements in the normal course of business for at least the next twelve months.

On December 31, 2001, Anacomp and Fleet National Bank, as agent, and its syndicate of lenders (collectively, "the Bank Group") entered into an Amended and Restated Revolving Credit Agreement. The credit agreement provides for a current commitment of $39.1 million, with a $32.9 million sublimit for direct borrowing and a $6.2 million letter of credit sublimit. The credit commitment will be further reduced by future periodic scheduled amounts and by 85% of the net proceeds from the sale of the Switzerland subsidiaries. The facility is available for new borrowings when borrowings are below the direct borrowing sublimit.

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

At December 31, 2002, the outstanding revolving credit borrowings were $24.2 million (plus outstanding standby letters of credit of $6.2 million). During the three-month period ended December 31, 2002, we made net cash payments totaling $5.8 million and have $8.7 million of borrowing capacity, after the effect of other commitment reductions during the quarter.

The maturity date of the amended facility is June 30, 2003, with an extension to December 31, 2003 upon the receipt of the proceeds from the sale of the Switzerland subsidiaries. The receipt of the proceeds ($11.8 million) is expected to occur in March of 2003. Upon receipt of the net proceeds, we will be required to permanently reduce the borrowing sublimit of the credit facility commitment and reduce the outstanding borrowings by 85% of the net sale proceeds, or $10.0 million. The credit facility commitment was permanently reduced by $0.8 million upon the initial receipt of proceeds from the sale in October 2002.

The credit agreement bears interest at a base rate equal to the higher of (a) the annual rate of interest announced from time to time by Fleet National Bank as its best rate, or (b) one-half of one percent above the Federal Funds Effective Rate, for the portion of the facility equal to a Formula Borrowing Base ("FBB"). The FBB equals 80% of eligible accounts, which include U.S. and Canadian accounts receivable. The rate of interest is three percentage points higher than the base rate for the facility balance outstanding in excess of the FBB. Interest is due and payable monthly in arrears. The interest rate was 4.25% for the FBB portion and 7.25% for the excess portion at December 31, 2002. At December 31, 2002, the FBB was $13.5 million and the excess of borrowings over the FBB was $10.7 million.

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

Under the current facility as amended, the facility commitment and the direct borrowings sublimit will be permanently reduced in the future as follows:

o    $1.125 million on March 31, 2003;
o    $1.25 million on June 30, 2003;
o $1.25 million on September 30, 2003 (assuming that the maturity date is extended as planned).

As of February 10, 2003, the outstanding revolving credit borrowings were $25.7 million and borrowing capacity was $7.2 million.

Our credit facility currently matures on June 30, 2003. It will automatically extend to December 31, 2003, upon payment to the bank of the Switzerland subsidiary sale proceeds that we expect to receive in March of 2003. No later than December 31, 2003, we will be required to either repay any remaining principal or refinance the credit facility. We believe we will be able to refinance the facility prior to that date, although, there can be no assurances that such financing will be available on terms acceptable to us, if at all.

We had positive working capital of $1.7 million at December 31, 2002, compared to negative working capital of $7.1 million at September 30, 2002. The positive working capital at December 31, 2002 resulted from our receivable for the remaining proceeds due from the sale of our Switzerland subsidiaries, which includes a gain of $8.4 million. The working capital deficiency at September 30, 2002, was primarily related to the current period classification of our $30.0 million revolving credit facility, due June 30, 2003, as current.

Net cash provided by continuing operations was $0.7 million for the three months ended December 31, 2002, compared to $5.0 million in the comparable prior year period. The prior period amount includes approximately $1.4 million contributed by discontinued operations. The current year amount was negatively impacted by our December 2002, $3 million prefunding of a payroll liability which was due in early January 2003.

Net cash provided by investing activities was $0.9 million in the current three-month period, compared to cash used in investing activities of $1.1 million in the comparable prior year period. The current year period included the net cash proceeds from the initial payment due from the sale of our Switzerland subsidiaries. Expenditures in both years were primarily for purchases of equipment.

Net cash used in financing activities was $5.8 million during the current three-month period, compared to $2.0 million used in financing activities in the prior year period. In both periods, cash was used to pay down the revolving credit facility.

Our cash balance totaled $11.8 million at December 31, 2002 compared to $15.6 million at September 30, 2002. Approximately 67% of the December 31, 2002 cash balance is located at our foreign subsidiaries compared to approximately 49% at September 30, 2002. Our use of excess cash as additional payments against our credit facility and the prefunding of a domestic payroll resulted in the decrease of domestic cash on hand.

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

On October 19, 2001 we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and a prepackaged plan of reorganization. The Bankruptcy Court confirmed the plan of reorganization on December 10, 2001 and we emerged from our bankruptcy proceedings effective December 31, 2001. However, our completion of bankruptcy proceedings does not assure our continued success. For example, the bankruptcy proceedings described above are our second bankruptcy: we previously filed a plan of reorganization in January 1996 and emerged from those proceedings in June 1996. If our financial performance does not exceed our recent historical results, the price of our Common Stock could decline and your investment could be materially adversely affected. As part of our plan of reorganization, our lenders modified the terms of our senior credit facility, which encumbers substantially all of our assets. This facility also includes mandatory periodic pay downs and covenant restrictions concerning the commitment limits of this facility including levels of collateral, financial covenants, and limitations on capital expenditures. Our credit facility is scheduled to mature on June 30, 2003, or under certain circumstances on December 31, 2003, at which time we will be required to renew, refinance, or modify the credit facility with our lenders or locate alternative financing. These restrictions and provisions could have an adverse impact on our future liquidity and ability to implement our business plan.

Our revenues could continue to decrease over the next few years, which could inhibit us from achieving or sustaining profitability or even prevent us from continuing to operate.

Our accumulated deficit through December 31, 2001 has been eliminated as a result of Fresh Start Reporting. However, we have not recorded sustained profitable operating results for quite some time. To achieve sustained future profitability we will need to generate and sustain planned revenues while satisfying our payment obligations under the terms of our senior secured revolving credit facility (including mandatory pay downs) and maintaining reasonable cost and expense levels. We do not know when or if we will become profitable on a sustained basis. If we fail to achieve consistent profitability and generate sufficient cash flows, we will face liquidity and bank covenant issues and our senior secured debt could become immediately due and payable on demand. Even though we generated operating income from continuing operations in the nine months ended September 30, 2002, we may not be able to sustain or increase profitability on a quarterly or an annual basis. Any failure on our part to achieve or sustain profitability could cause our stock price to decline.

The development of alternate technologies in the document management industry is decreasing the need for our micrographics services and products.

The document management industry is rapidly changing. The recent trend of technological advances and attendant price declines in digital systems and products is expected to continue. As a result, in certain instances, potential micrographics customers have deferred, and may continue to defer, investments in micrographics systems (including our XFP2000(R) COM system) and the utilization of micrographics service centers while evaluating the abilities of other technologies. Additionally, the continuing development of local area computer networks and similar systems based on digital technologies has resulted and will continue to result in many of our customers changing their use of micrographics from document storage, distribution and access to primarily archival use. We believe that this is at least part of the reason for the declines in recent years in both sales and prices of our duplicate film, readers and reader/printers. Our service centers also are producing fewer duplicate microfiche per original for customers, reflecting the shift towards using micrographics primarily for long term archival storage. Revenues for our micrographics services and products, including COM service revenues, COM system revenues, maintenance service revenues and micrographics supplies revenues, have been adversely affected for each of the past five fiscal years and will likely in the future be substantially adversely affected by, among other things, the increasing use of digital technology. COM revenues from services, system and supplies sales declined 27% in 2002 from fiscal year 2001 revenues. Overall, COM revenues represented 66% of our revenues for the twelve-month period ended September 30, 2002, 71% of our fiscal year 2001 revenues, 77% of 2000 revenues, 83% of 1999 revenues, 91% of 1998 revenues and 95% of 1997 revenues. Additionally, the rapidly changing document management industry has resulted in price competition in certain of our businesses, particularly COM services. We have been and we expect to continue to be impacted adversely by the decline in the demand for COM services, the declining market for COM systems and the attendant reduction in supplies revenues. We expect that our revenues for maintenance of COM systems will continue to decline as a result of decreasing use and fewer sales of COM systems. Additionally, the growth of alternate technologies has created consolidation in the micrographics segment of the document management industry. To the extent consolidation in the micrographics segment has the effect of causing major providers of micrographics services and products to cease providing such services and products, the negative trends in the segment, such as competition from alternate technologies described above, may accelerate. If we do not adapt to the rapid changes in the document management industry, our business will suffer and your investment will be adversely affected.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Revenues generated outside of the United States, as a percentage of total revenues, were 30% and 33% for the three-month periods ended December 31, 2002 and 2001, respectively. Fluctuations in foreign exchange rates could impact operating results through translation of our subsidiaries' financial statements. Recent global economic events have caused exchange rates in general to rise over the past several months, making foreign currencies more valuable in terms of the U.S. dollar. For example, the Euro has risen almost 6% during the three months ended December 31, 2002. Exchange rate changes of this magnitude can have a material affect on our financial statement results, particularly with regard to the accumulated other comprehensive income or loss account in the equity section of the balance sheet.

Our revolving credit facility bears interest at variable rates and is therefore affected by the general level of U.S. interest rates. We had $24.2 million outstanding under our facility on December 31, 2002. If interest rates were to increase 2%, annual interest expense would increase approximately $0.5 million based on the $24.2 million outstanding balance.

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

We are exposed to various foreign currency exchange rate risks that arise in the normal course of business. Our functional currency is the U.S. dollar. We have international operations resulting in receipts and payments in currencies that differ from the functional currency of Anacomp. In connection with the sale of our Switzerland subsidiaries, we entered into forward contracts to hedge the related receivables. All forward contract entered into by us were entered into for the sole purpose of hedging existing currency exposure, not for speculation or trading purposes. Currently, we are using forward contracts only to hedge balance sheet exposure. The contracts are in Swiss Francs, and have maturities of March 29, 2003, April 15, 2003 and April 15, 2004. When hedging balance sheet exposure, all gains and losses on forward contracts are recognized other income and expense in the same period as the gains and losses on remeasurement of the foreign currency denominated assets. We entered into these foreign exchange forward contracts within a few days of the sale, therefore difference between the change in the fair value of the asset and the change in value in the contracts that must be recognized in the financial statements is immaterial.

Item 4.  Controls and Procedures


(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 day period prior to the filing date of this report. Based on their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.


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

(b) During the period covered by this report, we filed the following reports on Form 8-K:

     (1) On October 24, 2002, we filed a Form 8-K to announce the sale of all of our Switzerland subsidiaries and operations.

     (2)  On  November  1,  2002,  we  filed a Form  8-K to  provide  additional
          information   regarding   the  sold   Switzerland   subsidiaries   and
          operations.

     (3) On November 27, 2002 we filed two Form 8-K's to provide non-material information that was inadvertently omitted from the October 24, 2002 and November 1, 2002 filings).

     (4) On December 24, 2002 we filed a Form 8-K to announce the relocation of our headquarters and the date of the annual shareholders meeting.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ANACOMP, INC.




                                             /s/ Linster W. Fox
                                             -----------------------------------
                                             Linster W. Fox
                                             Executive Vice President and
                                               Chief Financial Officer




Date: February 13, 2003

                                  CERTIFICATION

I, Jeffrey R. Cramer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Anacomp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 13, 2003                      /s/Jeffrey R. Cramer
                                             -------------------------------
                                             Jeffrey R. Cramer
                                             Chief Executive Officer

                                  CERTIFICATION


I, Linster W. Fox, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Anacomp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: February 13, 2003

                                               /s/Linster W. Fox
                                               ---------------------------------
                                               Linster W. Fox
                                               Chief Financial Officer

                                INDEX TO EXHIBITS



The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated herein by reference to the listed document previously filed with the Securities and Exchange Commission (the "SEC"). Previously documents that were not filed with the SEC are noted with an asterisk (*):


      2.  Plan of Reorganization dated August 29, 2001.(1)

     3.1 Amended and Restated Articles of Incorporation of the Company as of December 31, 2001.(2)

     3.2  Amended and Restated Bylaws of the Company as of April 25, 2002.(3)

     4.1  Shareholders Rights Plan.(4)

     4.2  Amendment to the Shareholders Rights Plan dated December 17, 2002. (5)

     4.3 Warrant Agreement by and between the Company and Mellon Investor Services LLC dated December 31, 2001.(2)

     10.1 Part-Time Employment Agreement dated November 12, 2002, between the Company and Edward P. Smoot. (*)

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chief Executive Officer.

     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chief Financial Officer.
________________________

(1) Incorporated by reference to the Company's Form 8-K filed on September 20, 2001 and October 29, 2001.
(2) Incorporated by reference to the exhibits to the registration statement of Form 8-A filed by the Company on January 9, 2002.
(3) Incorporated by reference to the Company's Form 10-Q/A for the quarterly period ended June 30, 2002.
(4) Incorporated by reference to an exhibit to the Company's Form 8-K filed on September 21, 2002.
(5) Incorporated by reference to an exhibit to the Company's Form 10-K for the year ended September 30, 2002.

SIGNATURES
                                                                    EXHIBIT 99.1
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Jeffrey R. Cramer, Chief Executive Officer of Anacomp, Inc. (the "Registrant"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

     (1) the Quarterly Report on Form 10-Q of the Registrant, to which this certification is attached as an exhibit (the "Report"), fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: February 13, 2003                 /s/Jeffrey R. Cramer
                                         -----------------------------
                                         Jeffrey R. Cramer
                                         Chief Executive Officer

                                                                    EXHIBIT 99.2
                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Linster W. Fox, Chief Financial Officer of Anacomp, Inc. (the "Registrant"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

     (1) the Quarterly Report on Form 10-Q of the Registrant, to which this certification is attached as an exhibit (the "Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: February 13, 2003                 /s/Linster W. Fox
                                         -------------------------------
                                         Linster W. Fox
                                         Chief Financial Officer