Form 10-Q
period 2003-03-31
ANACOMP INC
filed 2003-05-15
CIK 6260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)
        [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

     As of April 30, 2003, the number of outstanding shares of the registrant's Class A common Stock, $.01 par value per share, was 4,034,500 and the number of outstanding shares of the registrant's Class B common Stock, $0.01 par value per share, was 4,034.

                         ANACOMP, INC. AND SUBSIDIARIES

                                      INDEX

     PART I.         FINANCIAL INFORMATION                                                           Page
     Item 1.         Financial Statements:

                         Condensed Consolidated Balance Sheets at
                              March 31, 2003 and September 30, 2002...........................         2

                         Condensed Consolidated Statements of Operations
                              Three Months Ended March 31, 2003 and 2002......................         3

                         Condensed Consolidated Statements of Operations
                              Six Months Ended March 31, 2003 and 2002........................         4

                         Condensed Consolidated Statements of Cash Flows
                              Six Months Ended March 31, 2003 and 2002........................         5

                         Notes to the Condensed Consolidated Financial Statements.............         7

     Item 2.         Management's Discussion and Analysis of Financial
                              Condition and Results of Operations.............................        15


     Item 3.         Quantitative and Qualitative Disclosures About Market Risk...............        30

     Item 4.         Controls and Procedures..................................................        30


     PART II.        OTHER INFORMATION

     Item 1.         Legal Proceedings........................................................        31

     Item 4.         Submission of Matters to a Vote of Securities Holders....................        31

     Item 6.         Exhibits and Reports on Form 8-K.........................................        31

     SIGNATURES      .........................................................................        32

     Exhibit 99.1    Certification of Chief Executive Officer.................................        33

     Exhibit 99.2    Certification of Chief Financial Officer.................................        34

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     Reorganized Company
                                                                          ________________________________________
(in thousands)                                                                 March 31,           September 30,
                                                                                 2003                  2002
                                                                          ___________________   __________________
Assets                                                                        (Unaudited)
Current assets:
    Cash and cash equivalents...........................................  $         14,655      $         15,561
    Receivable on sale of Swiss subsidiaries - current portion..........             1,277                   ---
    Accounts receivable, net............................................            31,562                33,990
    Inventories, net....................................................             2,815                 3,474
    Prepaid expenses and other..........................................             4,884                 6,442
    Assets of discontinued operations...................................               ---                12,027
                                                                          ___________________   __________________
Total current assets....................................................            55,193                71,494

Property and equipment, net.............................................            19,621                21,448
Reorganization value in excess of identifiable net assets...............            73,093                73,227
Intangible assets, net..................................................             9,821                10,813
Receivable on sale of Swiss subsidiaries - long-term portion............             1,248                   ---
Other assets............................................................             2,442                 3,101
                                                                          ___________________   __________________
                                                                           $       161,418      $        180,083
                                                                          ===================   ==================
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of senior secured revolving credit facility.........   $        11,365      $         29,975
    Accounts payable....................................................             6,909                 9,797
    Accrued compensation, benefits and withholdings.....................            14,182                16,294
    Deferred revenue....................................................             8,321                 7,117
    Accrued income taxes................................................             1,461                 1,264
    Other accrued liabilities...........................................             8,284                 9,305
    Liabilities of discontinued operations..............................               ---                 4,241
                                                                          ___________________   __________________
Total current liabilities...............................................            50,522                77,993
                                                                          ___________________   __________________

Long-term liabilities:
    Unfunded accumulated benefit obligation.............................             6,233                 6,233
    Other long-term liabilities.........................................             4,108                 4,023
                                                                          ___________________   __________________
Total long-term liabilities.............................................            10,341                10,256
                                                                          ___________________   __________________

Stockholders' equity:
    Preferred stock.....................................................               ---                   ---
    Common stock........................................................                40                    40
    Additional paid-in capital..........................................            97,000                96,942
    Accumulated other comprehensive loss................................            (2,542)               (2,836)
    Retained earnings (deficit).........................................             6,057                (2,312)
                                                                          ___________________   __________________
Total stockholders' equity..............................................           100,555                91,834
                                                                          ___________________   __________________
                                                                          $        161,418      $        180,083
                                                                          ===================   ==================

        See the Notes to the Condensed Consolidated Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                   Reorganized Company
                                                                          ________________________________________
(in thousands, except per share amounts)                                  Three months ended   Three months ended
                                                                            March 31, 2003        March 31, 2002
                                                                          __________________   ___________________
Revenues:
    Services...........................................................   $         43,038     $        48,717
    Equipment and supply sales.........................................              9,743              11,890
                                                                          __________________   ___________________
                                                                                    52,781              60,607
                                                                          __________________   ___________________
Cost of revenues:
    Services...........................................................             28,914              32,121
    Equipment and supply sales.........................................              6,689               8,334
                                                                          __________________   ___________________
                                                                                    35,603              40,455
                                                                          __________________   ___________________

Gross profit...........................................................             17,178              20,152
Costs and expenses:
    Engineering, research and development..............................              1,581               1,604
    Selling, general and administrative................................             13,634              15,256
    Amortization of intangible assets..................................                496                 496
                                                                          __________________   ___________________


Operating income from continuing operations............................              1,467               2,796
                                                                          __________________   ___________________

Other income (expense):
    Interest income....................................................                 78                  71
    Interest expense and fee amortization..............................               (631)             (1,205)
    Other..............................................................                 90                (124)
                                                                          __________________   ___________________
                                                                                      (463)             (1,258)
                                                                          __________________   ___________________
Income from continuing operations before income taxes..................              1,004               1,538
Provision for income taxes.............................................                547               1,253
                                                                          __________________   ___________________
Income from continuing operations......................................                457                 285
Income from discontinued operations, net of taxes......................                ---                 618
Loss on sale of discontinued operations, net of taxes..................               (200)                ---
                                                                          __________________   ___________________
Net income.............................................................   $            257     $           903
                                                                          ==================   ===================

Basic and diluted per share data:
    Basic and diluted income from continuing operations................   $           0.11     $          0.07
    Basic and diluted income from discontinued operations..............               0.00                0.15
    Loss on sale of discontinued operations............................              (0.05)               0.00
                                                                          __________________   ___________________
    Basic and diluted net income.......................................   $           0.06     $          0.22
                                                                          ==================   ===================


Shares used in computing basic and diluted net income per share........              4,039               4,034
                                                                          ==================   ===================


        See the Notes to the Condensed Consolidated Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                        Predecessor
                                                                    Reorganized Company                   Company
                                                           _____________________________________    ___________________
(in thousands, except per share amounts)                    Six months ended  Three months ended    Three months ended
                                                             March 31, 2003     March 31, 2002       December 31, 2001
                                                           _________________  __________________    ___________________
                                                              (Unaudited)         (Unaudited)
Revenues:
    Services............................................   $         85,863   $         48,717       $        55,098
    Equipment and supply sales..........................             19,889             11,890                12,926
                                                           _________________  __________________    ___________________
                                                                    105,752             60,607                68,024

Cost of revenues:
    Services............................................             57,908             32,121                36,630
    Equipment and supply sales..........................             13,280              8,334                 9,874
                                                           _________________  __________________    ___________________
                                                                     71,188             40,455                46,504
                                                           _________________  __________________    ___________________

Gross profit............................................             34,564             20,152                21,520
Costs and expenses:
    Engineering, research and development...............              3,433              1,604                 1,680
    Selling, general and administrative.................             27,630             15,256                15,643
    Amortization of intangible assets...................                992                496                 2,896
    Restructuring credits...............................                ---                ---                (1,032)
                                                           _________________  __________________    ___________________

Operating income from continuing operations.............              2,509              2,796                 2,333
                                                           _________________  __________________    ___________________

Other income (expense):
    Interest income.....................................                147                 71                   155
    Interest expense and fee amortization...............             (1,394)            (1,205)               (3,114)
    Other...............................................                 28               (124)              265,108
                                                           _________________  __________________    ___________________
                                                                     (1,219)            (1,258)              262,149
                                                           _________________  __________________    ___________________
Income from continuing operations before reorganization
    items, and income taxes.............................              1,290              1,538               264,482
Reorganization items....................................                ---                ---                13,328
                                                           _________________  __________________    ___________________
Income from continuing operations before income taxes...              1,290              1,538               277,810
Provision for income taxes..............................              1,105              1,253                   450
                                                           _________________  __________________    ___________________
Income from continuing operations.......................                185                285               277,360
Income from discontinued operations, net of taxes.......                ---                618                   ---
Gain on sale of discontinued operations, net of taxes...              8,184                ---                   ---
                                                           _________________  __________________    ___________________
Net income..............................................   $          8,369   $             903        $     277,360
                                                           =================  ==================    ===================

Basic and diluted per share data:
    Basic and diluted income from continuing operations.   $           0.05   $           0.07
    Basic and diluted income from discontinued
         operations.....................................               0.00               0.15
    Gain on sale of discontinued operations.............               2.03               0.00
                                                           _________________  __________________
    Basic and diluted net income........................   $           2.08   $           0.22
                                                           =================  ==================

Shares used in computing basic and diluted net income...
    per share...........................................              4,039              4,034
                                                           =================  ==================


        See the Notes to the Condensed Consolidated Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       Predecessor
                                                                    Reorganized Company                  Company
(in thousands)                                              _____________________________________    ___________________
                                                            Six months ended   Three months ended    Three months ended
                                                             March 31, 2003      March 31, 2002       December 31, 2001
                                                            _________________  __________________    ___________________
                                                              (Unaudited)         (Unaudited)
Cash flows from operating  activities:
    Net income............................................  $         8,369    $           903       $       277,360
    Adjustments to reconcile net income to net
        cash provided by operating activities:
      Other income due to extinguishment of debt..........              ---                ---              (265,329)
      Adjustments of assets and liabilities to fair value.              ---                ---               (16,916)
      Write off of deferred debt issuance costs and
         unamortized premiums and discounts...............              ---                ---                 2,216
      Gain on sale of discontinued operations.............           (8,184)               ---                   ---
      Income from discontinued operations.................              ---               (618)                  ---
      Depreciation and amortization.......................            7,627              4,434                 7,194
      Non-cash settlement of facility lease contract......              ---                ---                   349
      Amortization of debt fees, premiums, and discounts..              344                172                    92
      Non-cash compensation...............................               58                ---                   ---
       Change in assets and liabilities:
        Accounts and other receivables....................            2,428             (1,972)                3,092
        Inventories.......................................              659               (246)                  739
        Prepaid expenses and other assets.................            1,791              1,583                   332
        Accounts payable, accrued expenses and other
           liabilities....................................           (7,851)              (622)               (3,733)
        Accrued interest..................................              ---                250                  (387)
                                                            _________________  __________________    ___________________
         Net cash provided by continuing operations.......            5,241              3,884                 5,009
         Net cash provided by discontinued operations.....              ---              1,495                   ---
                                                            _________________  __________________    ___________________
         Net cash provided by operating activities........            5,241              5,379                 5,009
                                                            _________________  __________________    ___________________
Cash flows from investing activities:
    Purchases of property and equipment...................           (1,518)            (1,110)               (1,075)
    Proceeds from sale of discontinued operations, net....           13,398                ---                   ---
                                                            _________________  __________________    ___________________
         Net cash provided by (used in) investing
             activities...................................           11,880             (1,110)               (1,075)
                                                            _________________  __________________    ___________________

Cash flows from financing activities:
    Principal payments on revolving line of credit, net...          (18,610)           (11,700)               (2,000)
                                                            _________________  __________________    ___________________
         Net cash used in financing activities............          (18,610)           (11,700)               (2,000)
                                                            _________________  __________________    ___________________
Effect of exchange rate changes on cash and cash
    equivalents...........................................              583                (84)                  637
                                                            _________________  __________________    ___________________
(Decrease) increase in cash and cash equivalents..........             (906)            (7,515)                2,571
Less increase in cash from discontinued operations........              ---             (1,495)                  ---
                                                            _________________  __________________    ___________________
Cash and cash equivalents at beginning of period..........           15,561             26,879                24,308
                                                            _________________  __________________    ___________________
Cash and cash equivalents at end of period................  $        14,655    $        17,869       $        26,879
                                                            =================  ==================    ===================


        See the Notes to the Condensed Consolidated Financial Statements


Supplemental Disclosures of Cash Flow Information:                                                     Predecessor
                                                                    Reorganized Company                  Company
                                                           _____________________________________    __________________
(in thousands)                                              Six months ended  Three months ended    Three months ended
                                                             March 31, 2003     March 31, 2002       December 31, 2001
                                                           _________________  __________________    __________________
                                                              (unaudited)        (unaudited)
Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest..........................         $           1,010   $           555      $          1,434
                                                           =================  ==================    ==================
  Cash paid for income taxes......................         $             627   $           607      $            459
                                                           =================  ==================    ==================























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

We account for our employee stock option plans in accordance with APB Opinion No. 25, under which compensation expense is recognized only to the extent the exercise price of the option is less than the fair market value of a share of stock at the date of grant (the intrinsic value method). Accordingly, we have adopted the disclosure only requirements of SFAS No. 123, "Accounting for
Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Had employee compensation costs for these plans been determined based on their fair value on their grant date in accordance with SFAS No. 123, our net results would have been as follows (in thousands, except per-share amounts):





For the three months ended March 31:                                                 Reorganized Company
                                                                                __________________________________
                                                                                      2003                2002
                                                                                _________________    _____________

    Net income as reported.............................................           $     257             $     903
    Add: Stock-based employee compensation expense included in
        reported net income, net of related tax effects................                 ---                   ---
    Deduct: Total stock-based employee compensation expense determined under fair value method for all awards granted since December
        31, 2001, net of related tax effects ..........................                (159)                  ---
                                                                                _________________    _____________
    Pro forma net income...............................................             $    98             $     903
                                                                                =================    =============

    Basic and diluted net income per share:
          As reported..................................................           $    0.06             $    0.22
          Pro forma....................................................           $    0.02             $    0.22



                                                                                                   Predecessor
                                                                Reorganized Company                  Company
                                                       _____________________________________    ___________________
                                                       Six months ended   Three months ended    Three months ended
                                                        March 31, 2003      March 31, 2002       December 31, 2001
                                                       ________________   __________________    ___________________
    Net income as reported..........................   $         8,369    $             903     $         277,360
    Add: Stock-based employee compensation expense
        included in reported net income, net of
        related tax effects.........................               ---                  ---                   ---
    Deduct: Total stock-based employee compensation
        expense determined under fair value method
        for all awards granted since December 31,
        2001, net of related tax effects ...........              (321)                 ---                   ---
                                                       ________________   __________________    ___________________
    Pro forma net income............................   $         8,048    $             903     $         277,360
                                                       ================   ==================    ===================

    Basic and diluted net income per share:
          As reported...............................   $          2.08    $            0.22
          Pro forma.................................   $          1.99    $            0.22



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

Note 3. Fresh Start Reporting

Our enterprise value after reorganization at December 31, 2001 was determined based on the consideration of many factors and resulted in a reorganization value (over the fair value of identifiable net assets) of $73.1 million, as adjusted, and is reported as "Reorganization value in excess of identifiable net assets". Although the asset will not be subject to future amortization (in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets"), it will be subject to, at a minimum, annual impairment testing.

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

As a result of Fresh Start Reporting, identifiable intangible assets were valued and consist of the following to be amortized over the useful lives indicated:



     (dollars in thousands)                                                  Life in Years     March 31, 2003
     _______________________________________________________________________ _____________     ______________
     Customer contracts and related customer relationships..................       10          $      7,600
     Digital technology and intellectual property...........................        3                 3,100
     COM technology and intellectual property...............................       10                 1,300
     COM production software................................................        5                   300
                                                                                               ______________
     Total..................................................................                         12,300
     Less: accumulated amortization.........................................                          2,479
                                                                                               ______________
                                                                                               $      9,821
                                                                                               ==============

The income due to extinguishment of debt, net of taxes, for the period ended December 31, 2001, is calculated as follows:

                (in thousands)                                                    Amount
                _________________________________________________________    _______________
                Carrying value of senior subordinated notes..............    $      310,000
                Carrying value of related accrued interest...............            52,254
                Issuance of new common stock.............................           (96,925)
                                                                             _______________
                    Other income due to extinguishment of debt               $      265,329
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

In accordance with Statement of Position 90-7, transactions of the Predecessor Company resulting from the Chapter 11 reorganization are reported separately as reorganization items in the accompanying Condensed Consolidated Statement of Operations for the period ended December 31, 2001, and are summarized below:

                                                                            Three Months Ended
               (in thousands)                                                December 31, 2001
               ________________________________________________________     __________________
               Adjustment of assets and liabilities to fair value......     $       16,916
               Write off of deferred debt issuance costs and
                    unamortized premiums and discounts.................             (2,216)
               Professional fees and other reorganization costs........             (1,023)
               Settlement of facility lease contract...................               (349)
                                                                            __________________
                   Reorganization items                                     $       13,328
                                                                            ==================


Note 4.  Senior Secured Revolving Credit Facility

On December 31, 2001, Anacomp and Fleet National Bank, as agent, and its syndicate of lenders (collectively, "the Bank Group") entered into an Amended and Restated Revolving Credit Agreement. The credit agreement provides for a commitment of $28.0 million as of March 31, 2003, with a $21.7 million direct borrowing sublimit and a $6.3 million letter of credit sublimit. The credit commitment will be further reduced by future periodic scheduled amounts and by 85% of the remaining proceeds from the sale of the Switzerland subsidiaries. The facility is available for new borrowings when borrowings are below the direct borrowing sublimit.

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

At March 31, 2003, the outstanding revolving credit borrowings were $11.4 million (plus outstanding standby letters of credit of $6.2 million). During the six month period ended March 31, 2003, we made net cash payments totaling $12.8 million and have $10.4 million of borrowing capacity, after the effect of other commitment reductions during the quarter.

The original maturity date of the amended facility was June 30, 2003, and it has been extended to December 31, 2003 due to our receipt of proceeds from the sale of the Switzerland subsidiaries. We have permanently reduced the borrowing sublimit of the credit facility commitment and have reduced the outstanding borrowings by $10.0 million. The credit facility commitment was also permanently reduced by $0.8 million upon the initial receipt of proceeds from the sale of our Switzerland operations and subsidiaries in October 2002.

The credit agreement bears interest at a base rate equal to the higher of (a) the annual rate of interest announced from time to time by Fleet National Bank as its best rate, or (b) one-half of one percent above the Federal Funds Effective Rate, for the portion of the facility equal to a Formula Borrowing Base ("FBB"). The FBB equals 80% of eligible accounts, which include U.S. and Canadian accounts receivable. The rate of interest is three percentage points higher than the base rate for the facility balance outstanding in excess of the FBB. Interest is due and payable monthly in arrears. The interest rate was 4.25% for the FBB portion and 7.25% for the excess portion at March 31, 2003. At March 31, 2003, the FBB was $13.5 million; accordingly, there were no excess borrowings over the FBB.

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

     o    $1.25 million on June 30, 2003;
     o    $1.25 million on September 30, 2003.

Note 5.  Sale of Switzerland and Other Operations

We completed a sale of our Switzerland subsidiaries and operations on October 18, 2002. The acquiring company assumed operational responsibility effective October 1, 2002.

Under the terms of the sale agreement, we sold all of the outstanding shares of our two Swiss subsidiaries, Cominformatic AG and Anacomp Technical Services AG, to edotech Ltd. (a UK company) at a sales price of CHF 26.7 million (Swiss francs). As a result of a tax audit of the Switzerland operations for prior year results, we estimate we will incur additional costs not to exceed CHF 0.3 million, or approximately $0.2 million. This will decrease the amount we will receive on or before April 18, 2004.

The sales price is payable as follows: CHF 4.6 million, or approximately $3.1 million, which was received at closing; CHF 18.2 million, or approximately $11.8 million, which was received on March 10, 2003; CHF 1.1 million is due on or before April 18, 2003; and CHF 2.8 million is due on or before April 18, 2004 upon expiration of certain indemnification claim periods. The costs of the sale are estimated to be $2.1 million. Effectively all of the net proceeds (i.e. sales price less sale costs) will be used to reduce the revolving credit facility balance outstanding and 85% of such proceeds will permanently reduce the total borrowing commitment under the terms of the senior secured revolving credit facility.

The  assets  and  liabilities  of the  Swiss  operations  have  been  classified separately as "Assets of discontinued operations" and "Liabilities of discontinued operations" in the Condensed Consolidated Balance Sheet as of September 30, 2002. The net assets of the disposed operating units are summarized as follows:

                                                                    September 30,
                    (in thousands)                                      2002
                    ___________________________________________     ______________
                    Cash.......................................       $      2,749
                    Accounts and notes receivable..............              2,288
                    Inventories................................              1,067
                    Property, plant and equipment..............              5,227
                    Other assets...............................                696
                    Accounts payable and other accrued
                         Liabilities...........................             (4,241)
                                                                    _______________
                    Total net assets                                     $   7,786
                                                                    ===============


In the third quarter of fiscal 2002, we sold two smaller operating units. The results of the Switzerland and other sold operations reported below for the three months ended December 31, 2001 have not been segregated as discontinued operations in the Condensed Consolidated Statements of Operations as they were not material to the operating results of Anacomp in total.

                                                               Swiss Operating Results
                                                                  Three Months Ended
                         (in thousands)                            December 31, 2001
                                                               ________________________
                         Revenues                                    $  7,505
                         Income before taxes                              869
                         Income taxes                                    (60)
                                                               ________________________
                         Net income                                   $   809
                                                               ========================


Note 6. Income Taxes

Our provision for income taxes consists of the following:

                                                                                                    Predecessor
                                                                Reorganized Company                   Company
                                                       ____________________________________    ___________________
                                                       Six months ended  Three months ended     Three months ended
                                                        March 31, 2003      March 31, 2002       December 31, 2001
(in thousands)                                         ________________  __________________    ___________________
    Federal..........................................  $            ---  $              788    $              ---
    State............................................                20                 112                    10
    Foreign..........................................             1,085                 353                   440
                                                       ________________  __________________    ___________________
                                                       $          1,105  $            1,253    $              450
                                                       ================  ==================    ===================


Due to our reorganization, we have Cancellation of Debt ("COD") income estimated to be $265.3 million. As a result, we were required to reduce, for federal income tax purposes, certain tax attributes, including net operating loss carryforwards and property basis by the amount of the COD. These adjustments were determined at the end of our fiscal year ending September 30, 2002. A deferred tax liability has been recorded for COD, book intangible assets and certain temporary differences. A deferred tax asset has been recorded for tax goodwill in excess of book reorganization asset, certain temporary differences, net operating losses and other tax basis carryforwards. We have recorded a valuation allowance in the amount of $41 million in order to fully offset the net deferred tax asset.

Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized in future years. Management periodically reviews the need for valuation allowances based upon our results of operations.

Note 7. Restructuring Activities

In fiscal year 2002, we recorded a restructuring charge of $2.1 million related to the reorganization of our operations from two business units to one. We reorganized our workforce by combining the field organizations of Document Solutions and Technical Services into one organization, establishing an executive level position to oversee all sales and marketing activities and implementing a single support group for our data centers, Web Presentment operations, field services operations and process quality. The restructuring charges included $1.6 million in employee severance and termination-related costs for approximately 100 employees, all of whom have left the company. Substantially all of the severance payments have been completed. The restructuring charges also include approximately $0.4 million for the closure of a data center for which payments will continue until the lease expires in July 2004. Of the $0.4 million, $69 thousand represents a non-cash charge to write off the net book value of leasehold improvements located in the closed data center.

In the second and third quarters of 2000, we effected a reorganization of our workforce in the United States and Europe along our lines of business, reorganized  parts of our  corporate  staff  and  phased  out our  manufacturing operations. To accomplish the reorganization of our workforce and corporate staff, we reassessed job responsibilities and personnel requirements in each of our continuing business units and corporate staff. The assessment resulted in substantial permanent personnel reductions and involuntary terminations throughout our organization, primarily in our European operations and our corporate and manufacturing staff. We recorded restructuring charges of $14.6 million related to these actions. Employee severance and termination-related costs were for approximately 300 employees, all of whom have left the company; we have paid all related severance. Other fees relate to professional fees associated with negotiations to terminate facility leases and other costs associated with implementation of our new business unit structure and the reorganization of our business units into separate entities. In the first quarter of fiscal year 2002, we vacated our Japanese facility, terminated substantially all related personnel and undertook other procedures to wind down our Japanese subsidiary. As a result, we reversed approximately $1 million of fiscal 2000 business restructuring reserves due to favorable circumstances related to the shutdown. Our closure costs to vacate the facility in Japan, costs to fulfill our contract obligations and severance and related professional costs up to that time were less than we anticipated at the time we recorded the accrual. As of March 31, 2003, the remaining liability of $0.2 million related to international facility costs is expected to be paid by the end of December 2003.

The restructuring reserves are included as a component of "Other accrued liabilities" in the accompanying Condensed Consolidated Balance Sheets.

The following tables present the activity and balances of the restructuring reserves from September 30, 2002 to March 31, 2003 (in thousands):


               Fiscal Year 2002 Restructuring
          __________________________________________________________________________________________
                                                                 Payments and
                                          September 30, 2002      Deductions         March 31, 2003
          _______________________________ __________________   __________________   ________________

          Employee Separations                     $     233          $     (216)          $      17
          Facility Closing                               325                 (86)                239
                                          __________________   __________________   ________________
                                                   $     558          $     (302)          $     256
                                          ==================   ==================   ================



               Fiscal Year 2000 Restructuring
          __________________________________________________________________________________________
                                                                 Payments and
                                          September 30, 2002      Deductions         March 31, 2003
          _______________________________ __________________   __________________   ________________

          Facility Closing                          $     77           $     (35)           $     42
          Contract Obligations                           126                  ---                126
                                          __________________   __________________   ________________
                                                   $     203           $     (35)           $    168
                                          ==================   ==================   ================



Note 8.  Inventories

Inventories consist of the following:

                                                                               Reorganized Company
                                                                      _______________________________________
   (in thousands)                                                      March 31, 2003      September 30, 2002
                                                                      __________________   __________________
     Finished goods, including purchased film..................       $         1,296         $      1,766
     Consumable spare parts and supplies.......................                 1,519                1,708
                                                                      __________________   __________________
                                                                       $        2,815         $      3,474
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

Almost all of the plan participants are inactive. As a result, we are amortizing the unfunded liability over the 25-year remaining life expectancy of the inactive participants as required by Financial Accounting Standard (FAS) No. 87, "Employers Accounting for Pensions." In the six months ended March 31, 2003, amortization of unfunded accumulated benefit obligation expense was $96 thousand and is reflected in "Selling, general and administrative" expense in the Condensed Consolidated Statement of Operations and as amortization in the Comprehensive Income table in Note 11 as prescribed by FAS No. 87.

Note 10.  Foreign Currency Contracts

On October 15, 2002, we entered into three Swiss Franc (CHF) forward contracts to protect the value of the expected cash receipts from the sale of our Switzerland operations. The contracts protect Anacomp against an exchange rate above 1.5425. The first forward contract was written in the amount of CHF 18.2 million and expired on January 29, 2003. At expiration, the forward option was replaced with another short-term option for the same amount, which provided $11.8 million in U.S. dollar proceeds on March 10, 2003.

The second forward contract was written in the amount of CHF 2.1 million and expired on April 15, 2003. CHF 1.0 million of the contract expired unused and the remaining CHF 1.1 million was converted at 1.5425, yielding $0.7 million.

The third forward contract was written in the amount of CHF 1.8 million and expires on April 15, 2004. We receive full exchange benefits for a lower rate on 50% of the contract and the remaining 50% will be converted at 1.5425. The minimum U.S. dollar proceeds received would be $1.2 million if the buyer releases all funds.

The Other Expense category of our Condensed Consolidated Statement of Operations for the six months ended March 31, 2003 includes the recognition of $7 thousand of income from currency fluctuations related to the Swiss receivable, the forward contracts and sale costs.



Note 11.  Comprehensive income

Comprehensive income consists of the following components:

                                                                                                 Predecessor
                                                            Reorganized Company                    Company
                                                    _____________________________________      __________________
                                                    Six months ended   Three months ended      Three months ended
                                                     March 31, 2003      March 31, 2002         December 31, 2001
                                                    ________________   __________________      __________________

     Net income...................................  $          8,369   $             903       $       277,360
     Change in foreign currency translation.......               198                 (84)                  639
     Amortization of unfunded accumulated
        benefit obligation........................                96                 ---                   ---
                                                    ________________   __________________      __________________

     Comprehensive income.........................  $          8,663   $             819       $       277,999
                                                    ================   ==================      ==================


Note 12.  Income or Loss Per Share

Basic income or loss per share is computed based upon the weighted average number of shares of Anacomp's common stock outstanding during the period. For the six months ended March 31, 2003, potentially dilutive securities included 783,077 outstanding warrants to purchase Class B Common Stock, which were issued as part of the reorganization. These warrants were excluded from the computation of diluted income per share as they were anti-dilutive using the treasury stock method. Basic and diluted net income amounts for the three months ended December 31, 2001 have not been presented as they are not comparable to subsequent periods due to the implementation of Fresh Start Reporting (see Note 3).

Note 13.  Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends SFAS No. 123 and provides alternative methods of transition for companies who elect to adopt the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also modifies the disclosure requirements for such compensation. Anacomp has not elected to adopt the fair value method; we instead account for our employee stock option plans using the intrinsic value method in accordance with APB Opinion No. 25, under which compensation expense is recognized only to the extent the exercise price of the option is less than the fair market value of a share of stock at the date of grant. However, we are subject to the disclosure requirements of SFAS Nos. 123 and 148. Accordingly, we have expanded our stock-based compensation disclosures (see Note 2).

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

                                                                                                  Predecessor
                                                            Reorganized Company                     Company
                                                    ______________________________________     __________________
                                                    Six months ended    Three months ended     Three months ended
     (in thousands)                                  March 31, 2003       March 31, 2002        December 31, 2001
     _____________________________________________  _________________   __________________     __________________
     Net income as reported.......................  $          8,369    $            903       $       277,360
     Goodwill amortization........................               ---                 ---                 2,629
                                                    _________________   __________________     __________________
     Net income excluding effect of goodwill
     amortization.................................  $           8,369   $            903       $       279,989
                                                    =================   ==================     ==================



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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report, including the following section regarding "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. Additionally, statements concerning future matters such as our future plans and operations, projections used for valuation purposes, sales levels, consolidation and restructuring plans, liquidity needs, expectations of business trends and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this Quarterly Report reflect the good faith estimates and judgment of our management, such statements can only be based on facts and factors of which we are currently aware. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Our actual results, performance, and achievements may differ materially from those discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading "Risk Factors" below, as well as those discussed elsewhere in this Quarterly Report. We encourage you to not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. We encourage you to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by forward-looking statements. Risks, uncertainties and other important factors include, among others:

     o    general economic and business conditions;
     o    industry trends and growth rates;
     o    industry capacity;
     o    competition;
     o    future technology;
     o    raw materials costs and availability;
     o    currency fluctuations;
     o    the loss of any significant customers or suppliers;
     o    changes in business strategy or development plans;
     o    litigation issues;
     o    successful development of new products and services;
     o anticipated financial performance and contributions of our products and services;
     o    availability, terms and deployment of capital;
     o    ability to meet debt service obligations;
     o    availability of qualified personnel;
     o changes in, or the failure or inability to comply with, government regulations; and
     o other factors referenced in this report and in other public filings including our Form 10-K for the year ended September 30, 2002.

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

Allowance for doubtful accounts, inventory valuations, litigation and environmental matters. We must make estimates of the uncollectability of our accounts receivable. When evaluating the adequacy of the allowance for doubtful accounts, we specifically analyze accounts receivable as well as historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Our accounts receivable balance was $31.6 million, net of allowance for doubtful accounts of $1.8 million, as of March 31, 2003.

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than management projects, we may need to write down additional inventory.

We estimate ranges of liability related to pending litigation based on claims for which we can determine the probability of loss and estimate the amount or range of loss. When an estimate of loss is deemed probable we record our best estimate of the expected loss or the minimum estimated liability related to those claims, where there is an estimable range of loss. Because of the uncertainties related to both the outcomes and ranges of loss on currently pending litigation, we have not accrued for any litigation losses as of March 31, 2003. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates as necessary. Such revisions in our estimates of potential liability could materially impact our results of operations and financial position.

Xidex Corporation, a company that we acquired in 1988, was designated by the United States Environmental Protection Agency ("EPA") as a potentially responsible party for investigatory and cleanup costs incurred by state and federal authorities involving locations included on a list of EPA's priority sites for investigation and remedial action under the federal Comprehensive Environmental Response, Compensation, and Liability Act. At March 31, 2003, we have an estimated EPA liability for cleanup costs for the aforementioned locations and other sites totaling $1.2 million. Remedial action required by the EPA may exceed our current estimates and reserves and we may incur additional expenses related to environmental clean up.

Accounting for income taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax asset as of March 31, 2003 was $0, net of a valuation allowance of approximately $41 million, due to uncertainties related to our ability to utilize our net deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we could materially impact our financial position and results of operations.

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

If we determine that the carrying value of intangibles, long-lived assets and reorganization value in excess of identifiable net assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and reorganization value in excess of identifiable assets amounted to $106.2 million as of March 31, 2003.

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

The cash flows valuation utilized five year projections assuming a weighted average cost of capital rate of approximately 13.5%. A terminal value was determined using a multiple of our estimated fifth year earnings before interest, other income, reorganization items, asset impairment and restructuring charges, taxes, depreciation and amortization, and extraordinary items (EBITDA), together with the net present value of the five year projected cash flows. The excess of the reorganization value over the fair value of identifiable net assets of $73.1 million is reported as "Reorganization value in excess of identifiable net assets" and will not be subject to future amortization (similar to goodwill) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" as issued by the Financial Accounting Standards Board ("FASB"). The asset is subject to reduction for current income tax expense that utilizes pre-reorganization generated deferred tax assets. The utilization of these deferred tax assets are reflected as a reduction of the "Reorganization value in excess of identifiable net assets" value.

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

Results of Operations

The following results of operations information includes our historical information from prior to December 31, 2001, the effective date we emerged from bankruptcy, and is identified as results of operations of Predecessor Company. The results of operations for the three and six month periods ended March 31, 2003, and the three month period ended March 31, 2002, represent the Reorganized Company after adopting Fresh Start Reporting. Due to our reorganization and the implementation of Fresh Start Reporting, the financial information for the Reorganized Company is not comparable to the Predecessor Company. In addition, in the first quarter of fiscal year 2003 we completed the sale of our Switzerland operations and in the third quarter of fiscal year 2002 we sold two smaller operating units. These units were not material to our consolidated results and are, therefore, not reported as discontinued operations in our statement of operations for the first quarter of fiscal year 2002.

We are developing plans to further consolidate our data centers and reorganize parts of our corporate, marketing, sales and international operating organizations. This process will include the closure of some data centers and the downsizing of other centers. The process will also include an assessment of job responsibilities and personnel requirements in our corporate, marketing, sales and international operating organizations. It is expected that we will record restructuring related charges in both the third and fourth quarters of fiscal year 2003.

To facilitate a meaningful comparison of Anacomp's quarterly and year-to-date operating performance in fiscal years 2003 and 2002, the following discussion of results of operations on a consolidated basis is presented on a traditional comparative basis for all periods. However, the pro forma results of operations presented below for the six month period ended March 31, 2002 combines the three month period ended March 31, 2002 on a Reorganized Company basis with the three month period ended December 31, 2001 on a Predecessor Company basis. These periods and bases of accounting are not comparable and we have presented them separately in the accompanying Condensed Consolidated Statements of Operations.



CONSOLIDATED RESULTS OF OPERATIONS                      Three Months Ended March 31,      Six Months Ended March 31,
                                                        _____________________________    _____________________________
                                                            2003             2002              2003           2002
                                                        (Reorganized     (Reorganized      (Reorganized    (Pro Forma
(in thousands)                                            Company)         Company)          Company)        Basis)
                                                        _______________   ______________   _____________   ___________
Revenues:
    Services........................................... $        43,038   $     48,717     $      85,863   $   103,815
    Equipment and supply sales.........................           9,743         11,890            19,889        24,816
                                                        _______________   ______________   _____________   ___________
                                                                 52,781         60,607           105,752       128,631
                                                        _______________   ______________   _____________   ___________
Cost of revenues:
    Services...........................................          28,914         32,121            57,908        68,751
    Equipment and supply sales.........................           6,689          8,334            13,280        18,208
                                                        _______________   ______________   _____________   ___________
                                                                 35,603         40,455            71,188        86,959
                                                        _______________   ______________   _____________   ___________

Gross profit...........................................          17,178         20,152            34,564        41,672
Costs and expenses:
    Engineering, research and development..............           1,581          1,604             3,433         3,284
    Selling, general and administrative................          13,634         15,256            27,630        30,899
    Amortization of intangible assets..................             496            496               992         3,392
    Restructuring charges (credits)....................             ---            ---               ---        (1,032)
                                                        _______________   ______________   _____________   ___________

Operating income from continuing operations............           1,467          2,796             2,509         5,129
                                                        _______________   ______________   _____________   ___________

Other income (expense):
    Interest income....................................              78             71               147           226
    Interest expense and fee amortization..............            (631)        (1,205)           (1,394)       (4,319)
    Other..............................................              90           (124)               28       264,984
                                                        _______________   ______________   _____________   ___________
                                                                   (463)        (1,258)           (1,219)      260,891
                                                        _______________   ______________   _____________   ___________
Income from continuing operations before
    reorganization items and income taxes..............           1,004          1,538             1,290       266,020
Reorganization items...................................             ---            ---               ---        13,328
                                                        _______________   ______________   _____________   ___________
Income from continuing operations before income taxes..           1,004          1,538             1,290       279,348
Provision for income taxes.............................             547          1,253             1,105         1,703
                                                        _______________   ______________   _____________   ___________
Income from continuing operations......................             457            285               185       277,645
Income from discontinued operations, net of taxes......             ---            618               ---           618
Gain (loss) on sale of discontinued operations,
     net of taxes......................................            (200)           ---             8,184           ---
                                                        _______________   ______________   _____________   ___________
Net income............................................. $           257   $        903     $       8,369   $   278,263
                                                        ===============   ==============   =============   ===========



Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002

     General. We reported net income of $0.3 million for the three months ended March 31, 2003 versus $0.9 million for the three months ended March 31, 2002. Both MVS and Web revenues grew at a double-digit rate over the prior year period revenue. However, COM based revenues continued to decline in the three months ended March 31, 2003, in line with historical trends. We received proceeds of $11.8 million from our sale of Switzerland subsidiaries in March 2003, and this, in conjunction with our operating results, has enabled us to reduce our outstanding credit facility balance by $12.8 million.

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

     Revenues. Our revenues totaled $52.8 million in the three months ended March 31, 2003, a decrease of 13%, or $7.8 million, from $60.6 million in the three months ended March 31, 2002.


     (in thousands)                               Three Months Ended March 31,
                                                  ____________________________

                                                                                             Percentage
    Product Line                            2003              2002            Change            change
    ____________                            ____              ____            ______            ______

    MVS                                    $  8,238          $  6,421         $  1,817           28%

    Web Presentment                           4,713             3,891              822           21%

    CD/Digital                                7,336             8,982           (1,646)         (18%)

    COM/Other Output Services                18,777            24,243           (5,466)         (23%)

    COM Professional Services                 5,268             6,228             (960)         (15%)

    Equipment/Supplies                        8,449            10,842           (2,393)         (22%)
                                              _____            ______           _______

    Total                                  $ 52,781          $ 60,607         $ (7,826)         (13%)
                                           ========          ========         =========


The $1.8 million, or 28%, increase in MVS revenues over the prior year three month period reflects the continued increase in new OEM agreements and the resulting continued growth in our Multi-Vendor Services (services provided for, and sales of, products manufactured by other companies) offerings. The relationship in total Professional Services continues to migrate from COM to MVS. In the three months ended March 31, 2003, MVS represented 61% of total Professional Services, compared to 51% in the prior year three month period.

Web Presentment revenues increased $0.8 million, or 21%, over the prior year three month period ended March 31, 2002. This reflects the addition of new customers and additional revenue from established customers as they have increased the number of their applications utilizing our Web services. The sluggish economy and customer indecision have been reflected in a current quarter slowing in the number of customers added and order bookings. In addition, we expect that pricing for this product will become more competitive in the future.

CD/Digital revenue declined $1.6 million, or 18%, from the prior year three month period. The decline is the result of lower per unit pricing as the CD service has become less specialized and more of a commodity and as customers have opted for in-house or on-line solutions.

COM/Other Output Services revenue declined $5.5 million, or 23%, from the prior year three month period. This decline reflects the decreased volumes processed in our data centers and continues the trend experienced in prior years. We expect that COM/Other Output Services revenues will continue to decline in future periods.

COM Professional Services revenues declined $1.0 million, or 15%, from the prior year three month period. This decline reflects the continued decrease in the number of COM units in operation worldwide. We expect that the number of COM units in use worldwide will continue to decline as organizations choose to outsource these document management functions to service centers, such as those operated by us, or elect to utilize other options such as CD or on-line solutions.

Equipment and supplies revenue declined $2.4 million, or 22%, from the prior year three month period. This decrease was largely the result of the decline in demand for and use of COM systems.

     Gross Margins. Our gross margin, $17.2 million for the three months ended March 31, 2003 and $20.2 million for the three months ended March 31, 2002, remained consistent at 33% of revenue. Even though revenues declined in comparison to the prior year, we were able to maintain the gross margin as a percentage of revenue through cost savings resulting from our recent and prior restructuring activities, which included the consolidation and downsizing of facilities and reductions in our work force.

     Engineering, Research and Development. Engineering, research and development expenditures remained consistent with the prior year quarter at $1.6 million, and 3% of total revenues in both periods. These expenses will not necessarily have a direct or immediate correlation to revenues. We continue to build and support our outsource service solutions base and corresponding internet and digital technologies.

     Selling, General and Administrative. SG&A expenses decreased from $15.3 million for the three months ended March 31, 2002 to $13.6 million for the three months ended March 31, 2003, due primarily to benefits realized from our recent restructuring activities and cost savings initiatives.

     Amortization of Intangible Assets. Amortization of intangible assets was the same at $0.5 million for the three months ended March 31, 2002 and March 31, 2003. The expense reflects the amortization of identifiable intangible assets valued as part of Fresh Start Reporting.

     Interest Expense and Fee Amortization. Interest expense decreased to $0.6 million for the three months ended March 31, 2003 from $1.2 million for the three months ended March 31, 2002. The decrease reflects the decreased balance outstanding on the senior secured revolving credit facility in the current year period. The expense from both periods is related primarily to interest on the senior secured revolving credit facility.

     Other. The expense in both periods is related primarily to currency exchange gains and losses.

     Provision for Income Taxes. The provision for income taxes of $0.5 million and $1.3 million for the three months ended March 31, 2003 and 2002, respectively, related primarily to earnings of foreign subsidiaries.

     Loss on Sale of Discontinued Operations. We sold our Switzerland operations in the first quarter of fiscal year 2003 and recognized a gain on the sale in that period. As a result of a tax audit of the Switzerland operations for prior year results, we estimate we will incur additional costs not to exceed CHF 0.3 million, or approximately $0.2 million.

Six Months Ended March 31, 2003 vs. Six Months Ended March 31, 2002

     General. We reported net income of $8.4 million for the six months ended March 31, 2003 versus $278.3 million for the six months ended March 31, 2002. Both MVS and Web Presentment revenues grew at a double-digit rate over the prior year six month period. However, COM based revenues continued to decline in the six months ended March 31, 2003, in line with historical trends. Due primarily to proceeds received from the sale of our Switzerland subsidiaries, we have been able to reduce our outstanding credit facility balance by $18.6 million in the last six months.

     Revenues. Our revenues totaled $105.8 million in the six months ended March 31, 2003, a decrease of 18%, or $22.8 million, from $128.6 million in the six months ended March 31, 2002.

The following table shows our revenues by product line:

    (in thousands)                                 Six Months Ended March 31,
                                                   __________________________
                                                                                             Percentage
    Product Line                            2003              2002            Change            change
    ____________                            ____              ____            ______            ______

    MVS                                   $  16,355         $  12,934        $  3,421            26%

    Web Presentment                           9,496             7,067           2,429            34%

    CD/Digital                               14,665            23,555          (8,890)          (38%)

    COM/Other Output Services                37,935            49,764         (11,829)          (24%)

    COM Professional Services                10,806            13,393          (2,587)          (19%)

    Equipment/Supplies                       16,495            21,918          (5,423)          (25%)
                                             ______            ______          _______

    Total                                 $ 105,752         $ 128,631        $(22,879)          (18%)
                                          =========         =========        =========


In fiscal year 2002, we committed to a plan to sell our Switzerland operations and we sold two smaller operating units. The results of the operations of those units are not material to our operating results in the six months ended March 31, 2002. Our revenues for this six month period, excluding those operations sold in fiscal year 2002, would have been as follows: MVS $12,880; Web Presentment $6,939; CD/Digital $17,495; COM/Other Output Services $49,197; COM Professional Services $13,114; Equipment/Supplies $21,501, for total revenue of $121,126.

The $3.4 million, or 26%, increase in MVS revenues over the prior year six month period reflects the continued increase in new OEM agreements and the resulting continued growth in our Multi-Vendor Services (services provided for, and sales of, products manufactured by other companies) offerings. The relationship in total Professional Services continues to migrate from COM to MVS. In the six months ended March 31, 2003, MVS represented 60% of total Professional Services, compared to 49% in the prior year six month period.

Web Presentment revenues increased $2.4 million, or 34%, over the prior year six month period ended March 31, 2002. This reflects the addition of new customers and additional revenue from established customers as they have increased the number of their applications utilizing our Web services.

CD/Digital revenue declined $8.9 million, or 38%, from prior year revenue. This decrease was primarily the result of the sale of our Switzerland and other operations in fiscal year 2002. CD/Digital revenue from these operations included in the six months ended March 31, 2002 totaled $6.1 million. The remainder of the decline is the result of lower per unit pricing as the CD service has become less specialized and more of a commodity and as customers have opted for in-house or on-line solutions.

COM/Other Output Services revenue declined $11.8 million, or 24%, from the prior year six month period. This decline reflects the decreased volumes processed in our data centers and continues the trend experienced in prior years. We expect that COM/Other Output Services revenues will continue to decline in future fiscal years.

COM Professional Services revenues declined $2.6 million, or 19%, from the prior year. This decline reflects the continued decrease in the number of COM units in operation worldwide. We expect that the number of COM units in use worldwide will continue to decline as organizations choose to outsource these document management functions to service centers, such as those operated by us, or elect to utilize other options such as CD or on-line software systems.

Equipment and supplies revenue declined $5.4 million, or 25%, from the prior year. This decrease was largely the result of the decline in demand for and use of COM units.

     Gross Margins. Our gross margin as a percentage of revenues increased slightly from 32% ($41.7 million) for the six months ended March 31, 2002 to 33% ($34.6 million) for the six months ended March 31, 2003. Even though revenues declined in comparison to the prior year, we were able to maintain the gross margin percentage of revenues through cost savings resulting from our recent and prior restructuring activities, which included the consolidation and downsizing of facilities and reductions in our work force.

     Engineering, Research and Development. Engineering, research and development expenditures increased $0.1 million, or 5%, over the prior year. These costs represented 3% of total revenues for the six months ended March 31, 2003 and 2002. These expenses will not necessarily have a direct or immediate correlation to revenues. We continue to build and support our outsource service solutions base and corresponding internet and digital technologies.

     Selling, General and Administrative. SG&A expenses decreased from $30.9 million for the six months ended March 31, 2002 to $27.6 million for the six months ended March 31, 2003. The $3.3 million, or 11%, decrease resulted in part from the sale of our Switzerland operations, which had $1.3 million of related expenses included in the prior year period. Also, SG&A expenses have declined due to benefits realized from our recent restructuring activities and cost savings initiatives.

     Amortization of Intangible Assets. Amortization of intangible assets decreased 71%, from $3.4 million for the six months ended March 31, 2002, to $1.0 million for the six months ended March 31, 2003. The prior year period amortization expense represented amortization during the first quarter of fiscal 2002 of goodwill related to prior acquisitions. All goodwill assets from the Predecessor Company were eliminated in conjunction with Fresh Start Reporting. Amortization expense after December 31, 2001 reflects the amortization of identifiable intangible assets valued as part of Fresh Start Reporting.

     Reorganization Items. Reorganization items in the six months ended March 31, 2002, represent expenses and adjustments resulting from our reorganization and consist of professional fees incurred subsequent to our Chapter 11 filing totaling $1 million, fair value adjustments made to assets and liabilities totaling $16.9 million and other asset write-offs and settlements totaling $2.6 million (primarily related to our extinguished debt) in Fresh Start Reporting.

     Interest Expense and Fee Amortization. Interest expense decreased to $1.4 million for the six months ended March 31, 2003 from $4.3 million for the six months ended March 31, 2002. Prior year expense included interest (approximately $1.7 million) on our senior subordinated notes up to October 19, 2001, the date we filed Chapter 11 bankruptcy. The remainder of expense from both periods is related primarily to interest on the senior secured revolving credit facility.

     Other. We recognized other income due to extinguishment of debt totaling $265.3 million for the six month period ended March 31, 2002 as a result of our bankruptcy proceedings and subsequent emergence from Chapter 11 proceedings on December 31, 2001. The remainder of expense in both periods is related primarily to currency exchange gains and losses.

     Provision for Income Taxes. The provision for income taxes of $1.1 million and $1.7 million for the six months ended March 31, 2003 and 2002, respectively, related primarily to earnings of foreign subsidiaries.

     Gain on Sale of Discontinued Operations. In the six months ended March 31, 2003, we realized a gain of $8.2 million on the sale of our Switzerland subsidiaries. This sale was effective October 1, 2002. The Switzerland operations were not material to our consolidated results prior to December 31, 2001. As a result, the statements of operations for the three months ended December 31, 2001 do not segregate the Switzerland operations as discontinued.

Liquidity and Capital Resources

Our legacy business (COM) has declined in recent years and is forecasted to continue to decline as new technologies become available and are accepted in the marketplace. Our ability to generate sufficient cash to fund operations and to meet future bank requirements is dependent on successful and simultaneous management of the decline in COM as well as the expansion of alternative service offerings. Other factors, such as an uncertain economy, levels of competition in the document management industry, and technological uncertainties will impact our ability to generate cash and maintain liquidity. The actions taken over the past two years, including new and enhanced product and service offerings, company downsizing, cost control measures and the debt restructuring from our bankruptcy have resulted in a return to profitability. We believe we will be able to maintain sufficient cash flows from operations to meet our operating, capital and debt requirements in the normal course of business for at least the next twelve months.

On December 31, 2001, Anacomp and Fleet National Bank, as agent, and its syndicate of lenders (collectively, "the Bank Group") entered into an Amended and Restated Revolving Credit Agreement. The credit agreement provides for a commitment of $28.0 million as of March 31, 2003, with a $21.7 million direct borrowing sublimit and a $6.3 million letter of credit sublimit. The credit commitment will be further reduced by future periodic scheduled amounts and by 85% of the remaining proceeds from the sale of the Switzerland subsidiaries and operations. The facility is available for new borrowings when borrowings are below the direct borrowing sublimit.

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

At March 31, 2003, the outstanding revolving credit borrowings were $11.4 million (plus outstanding standby letters of credit of $6.2 million). During the six month period ended March 31, 2003, we made net cash payments totaling $18.6 million and have $10.4 million of borrowing capacity, after the effect of other commitment reductions during the period.

The original maturity date of the amended facility was June 30, 2003, and it has been extended to December 31, 2003 due to our receipt of proceeds from the sale of the Switzerland subsidiaries and operations. We received proceeds from this sale of $11.8 million in March of 2003. We have permanently reduced the borrowing sublimit of the credit facility commitment and have reduced the outstanding borrowings by $10.0 million.

The credit agreement bears interest at a base rate equal to the higher of (a) the annual rate of interest announced from time to time by Fleet National Bank as its best rate, or (b) one-half of one percent above the Federal Funds Effective Rate, for the portion of the facility equal to a Formula Borrowing Base ("FBB"). The FBB equals 80% of eligible accounts, which include U.S. and Canadian accounts receivable. The rate of interest is three percentage points higher than the base rate for the facility balance outstanding in excess of the FBB. Interest is due and payable monthly in arrears. The interest rate was 4.25% for the FBB portion and 7.25% for the excess portion at March 31, 2003. At March 31, 2003, the FBB was $13.5 million; accordingly, there were no excess borrowings over the FBB.

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

Under the current facility as amended, the facility commitment and the direct borrowings sublimit will be permanently reduced in the future as follows:

     o    $1.25 million on June 30, 2003;
     o    $1.25 million on September 30, 2003.

As of May 8, 2003, the outstanding revolving credit borrowings were $9.8 million and borrowing capacity was $11.4 million.

Our credit facility currently matures on December 31, 2003. No later than December 31, 2003, we will be required to either repay any remaining principal or refinance the credit facility. We believe we will be able to refinance the facility prior to that date, although, there can be no assurances that such financing will be available on terms acceptable to us, if at all.

We had positive working capital of $4.7 million at March 31, 2003, compared to negative working capital of $6.5 million at September 30, 2002. The working capital deficiency at September 30, 2002, was primarily related to the classification of our $30.0 million revolving credit facility as current.

Net cash provided by continuing operations was $5.2 million for the six months ended March 31, 2003, compared to $10.4 million in the comparable prior year period. The prior period amount includes approximately $2.9 million contributed by discontinued operations.

Net cash provided by investing activities was $11.9 million in the current six month period, compared to cash used in investing activities of $2.2 million in the comparable prior year period. The current year period included cash proceeds from the sale of our Switzerland subsidiaries and operations. Expenditures in both years were primarily for purchases of equipment. We received an additional CHF 1.1 million, or approximately $0.7 million, on April 17, 2003, from our sale of Swiss subsidiaries as scheduled under the terms of the sale agreement.

Net cash used in financing activities was $18.6 million during the current six month period, compared to $13.7 million used in financing activities in the prior year period. In both periods, cash was used to pay down the revolving credit facility.

Our cash balance totaled $14.7 million at March 31, 2003 compared to $15.6 million at September 30, 2002. Approximately 68% of the March 31, 2003 cash balance is located at our foreign subsidiaries compared to approximately 49% at September 30, 2002. Our use of excess cash as additional payments against our credit facility resulted in the decrease of domestic cash on hand.

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

On October 19, 2001 we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and a prepackaged plan of reorganization. The Bankruptcy Court confirmed the plan of reorganization on December 10, 2001 and we emerged from our bankruptcy proceedings effective December 31, 2001. However, our completion of bankruptcy proceedings does not assure our continued success. For example, the bankruptcy proceedings described above are our second bankruptcy: we previously filed a plan of reorganization in January 1996 and emerged from those proceedings in June 1996. If our financial performance does not exceed our recent historical results, the price of our Common Stock could decline and your investment could be materially adversely affected. As part of our plan of reorganization, our lenders modified the terms of our senior credit facility, which encumbers substantially all of our assets. This facility also includes mandatory periodic pay downs and covenant restrictions concerning the commitment limits of this facility including levels of collateral, financial covenants, and limitations on capital expenditures. Our credit facility is scheduled to mature on December 31, 2003, at which time we will be required to renew, refinance, or modify the credit facility with our lenders or locate alternative financing. These restrictions and provisions could have an adverse impact on our future liquidity and ability to implement our business plan.

Our revenues could continue to decrease over the next few years, which could inhibit us from achieving or sustaining profitability or even prevent us from continuing to operate.

Our accumulated deficit through December 31, 2001 has been eliminated as a result of Fresh Start Reporting. However, we have not recorded sustained profitable operating results for quite some time. To achieve sustained future profitability we will need to generate and sustain revenues while satisfying our payment obligations under the terms of our senior secured revolving credit facility (including mandatory pay downs) and maintaining reasonable cost and expense levels. Our COM business has been experiencing declining revenues for several years, so revenue growth in other areas would have to offset the decline in COM revenues before our total revenues would increase. We do not know when or if we will become profitable on a sustained basis. If we fail to achieve consistent profitability and generate sufficient cash flows, we will face liquidity and bank covenant issues and our senior secured debt could become immediately due and payable on demand. Even though we generated operating income from continuing operations in recent quarters, we may not be able to sustain or increase profitability on a quarterly or an annual basis. Any failure on our part to achieve or sustain profitability could cause our stock price to decline.

The development of alternate technologies in the document management industry is decreasing the need for our micrographics services and products.

The document management industry is rapidly changing. The recent trend of technological advances and attendant price declines in digital systems and products is expected to continue. As a result, in certain instances, potential micrographics customers have deferred, and may continue to defer, investments in micrographics systems (including our XFP2000(R) COM system) and the utilization of micrographics service centers while evaluating the capabilities of other technologies. Additionally, the continuing development of local area computer networks and similar systems based on digital technologies has resulted and will continue to result in many of our customers changing their use of micrographics from document storage, distribution and access to primarily archival use. We believe that this is at least part of the reason for the declines in recent years in both sales and prices of our duplicate film, readers and reader/printers. Our service centers also are producing fewer duplicate microfiche per original for customers, reflecting the shift towards using micrographics primarily for long term archival storage. Revenues for our micrographics services and products, including COM service revenues, COM system revenues, maintenance service revenues and micrographics supplies revenues, have been adversely affected for each of the past five fiscal years and will likely in the future be substantially adversely affected by, among other things, the increasing use of digital technology. COM revenues from services, system and supplies sales declined 27% in 2002 from fiscal year 2001 revenues. Overall, COM revenues represented 66% of our revenues for the twelve month period ended September 30, 2002, 71% of our fiscal year 2001 revenues, 77% of 2000 revenues, 83% of 1999 revenues, 91% of 1998 revenues and 95% of 1997 revenues. Additionally, the rapidly changing document management industry has resulted in price competition in certain of our businesses, particularly COM services. We have been and we expect to continue to be impacted adversely by the decline in the demand for COM services, the declining market for COM systems and the attendant reduction in supplies revenues. We expect that our revenues for maintenance of COM systems will continue to decline as a result of decreasing use and fewer sales of COM systems. Additionally, the growth of alternate technologies has created consolidation in the micrographics segment of the document management industry. To the extent consolidation in the micrographics segment has the effect of causing major providers of micrographics services and products to cease providing such services and products, the negative trends in the segment, such as competition from alternate technologies described above, may accelerate. If we do not adapt to the rapid changes in the document management industry, our business will suffer and your investment will be adversely affected.

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

If we are unable to decrease our costs to match the decline in our revenues, we may not be able to sustain profitability.

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

If we are unable to make technological advancements and upgrades to our current product and service offerings, we will lose market share.

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

We are highly dependent on the principal members of our management team and the technical expertise of our personnel, especially in our Professional Services business. The success of this business is based on our technical expertise and proven ability to provide fast, expert, on-site service and support around the clock. This service is provided in North America and Europe by approximately 400 Anacomp service professionals, the loss of whose services might adversely impact the achievement of our business objectives. Moreover, our business operations will require additional expertise in specific industries and areas applicable to products identified and developed through our technologies. These activities will require the addition of new personnel, including management and technical personnel as well as the development of additional expertise by existing employees. Competition for experienced technicians may limit our ability to attract or retain such technicians. If we are unable to attract such personnel or to develop this expertise, we may not be able to sustain or expand our operations in a timely manner or at all.

We face business, political and economic risks because a significant portion of our sales is to customers outside of the United States.

Revenues from operations outside the United States accounted for 28% of our total revenue for the twelve month period ended September 30, 2002 and 30% of our total revenue in fiscal year 2001. Our success continues to depend upon our international operations, and we expect that a significant portion of our total future revenues will be generated from international sales. Our international business involves a number of risks, including:

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

Supplies and system sales represented approximately 17% of our total revenue, for fiscal year 2002. The primary products in the equipment and supplies business are silver halide original COM film and non-silver duplicating microfilm. We obtain all of our silver halide products through an exclusive multi-year supply agreement with a single provider and our duplicate film products from one other provider. Any disruption in the supply relationship between Anacomp and such suppliers could result in delays or reductions in product shipment or increases in product costs that adversely affect our operating results in any given period. In the event of any such disruption, we cannot assure you that we could develop alternative sources of raw materials and supplies at acceptable prices and within reasonable times. Additionally, as the demand for COM services declines, the demand for COM supplies falls as well. If the decline in COM supplies is greater than planned, our profitability and liquidity would decline as well.

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

Our net deferred tax asset may have no future value should we experience an Ownership Change as defined by the Internal Revenue Code.

A deferred tax asset has been recorded on our books for tax goodwill in excess of book reorganization asset, certain temporary differences, net operating losses and other tax basis carryforwards. We have also recorded a valuation allowance in the amount of $41 million in order to fully offset this net deferred tax asset. We have been advised that in the event of an Ownership Change (as defined by the IRC in section 382), our net deferred tax asset may have limited or no value and be unavailable for us to utilize for our benefit in future periods.




Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Revenues generated outside of the United States, as a percentage of total revenues, were 30% and 33% for the six month periods ended March 31, 2003 and 2002, respectively. Fluctuations in foreign exchange rates could impact operating results through translation of our subsidiaries' financial statements. Recent global economic events have caused exchange rates in general to rise over the past several months, making foreign currencies more valuable in terms of the U.S. dollar. For example, the Euro has risen almost 10% during the six months ended March 31, 2003. Exchange rate changes of this magnitude can have a material affect on our financial statement results, particularly with regard to the accumulated other comprehensive income or loss account in the equity section of the balance sheet.

Our revolving credit facility bears interest at variable rates and is therefore affected by the general level of U.S. interest rates. We had $11.4 million outstanding under our facility on March 31, 2003. If interest rates were to increase 2%, annual interest expense would increase approximately $0.2 million based on the March outstanding balance.

Foreign Exchange Options

We completed a sale of our Switzerland subsidiaries and operations on October 18, 2002 to edotech Ltd. (a UK company) at a sales price of CHF 26.7 million (Swiss francs) or approximately $17.9 million (U.S. dollars). CHF 4.6 million of the sales price was paid at closing, and CHF 18.2 million was paid on March 10, 2003. However, the remaining sales price was deferred and is payable as follows:
CHF 1.1 million on or before April 18, 2003; and CHF 2.8 million on or before April 18, 2004 upon expiration of certain indemnification claim periods. As a result of a tax audit of the Switzerland operations for prior year results, we estimate we will incur additional costs not to exceed CHF 0.3 million, or approximately $0.2 million. This will decrease the amount we will receive on or before April 18, 2004.

We are exposed to various foreign currency exchange rate risks that arise in the normal course of business. Our functional currency is the U.S. dollar. We have international operations resulting in receipts and payments in currencies that differ from the functional currency of Anacomp. In connection with the sale of our Switzerland subsidiaries, we entered into forward contracts to hedge the related receivables. All forward contracts entered into by us were entered into for the sole purpose of hedging existing currency exposure, not for speculation or trading purposes. Currently, we are using forward contracts only to hedge balance sheet exposure. The contracts are in Swiss Francs, and have maturities of April 15, 2003 and April 15, 2004. When hedging balance sheet exposure, all gains and losses on forward contracts are recognized as other income and expense in the same period as the gains and losses on remeasurement of the foreign currency denominated assets. We entered into these foreign exchange forward contracts within a few days of the sale, and therefore the difference between the change in the fair value of the asset and the change in value in the contracts that must be recognized in the financial statements is immaterial.

Item 4.  Controls and Procedures


(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined under Rule-13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90-day period prior to the filing date of this report. Based on their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of that date.


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

Item 4.    Submission of Matters to a Vote of Security Holders

On February 25, 2003, Anacomp held its annual meeting of shareholders. The following directors were elected, with the following votes cast for, against, and abstaining:


                                                For             Against/Withheld
                                                ___             ________________

    Edward P. Smoot                        2,919,170             1,009,160

    Jeffrey R. Cramer                      3,306,213               622,117

    Ralph B. Bunje, Jr.                    3,443,720               484,610

    Gary J. Fernandez                      3,830,015                98,315

    Fred G. Jager                          3,830,013                98,317

    David E. Orr                           3,443,722               484,608

    Michael E. Tennenbaum                  3,830,763                97,567



Item 6.  Exhibits and Reports on Form 8-K (exhibits incorporated by reference)

(a) Exhibits: For a list of exhibits filed with this quarterly report, refer to the Index of Exhibits below.

(b) During the period covered by this report, we filed the following reports on Form 8-K:

     (1) On January 31, 2003, we filed a Form 8-K to provide information regarding nominations to Anacomp's Board of Directors.

     (2)  On March 12,  2003,  we filed a Form 8-K to  announce  the  receipt of
          approximately   $11.8  million  in  proceeds  from  the  sale  of  our
          Switzerland subsidiaries.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ANACOMP, INC.




                                                 /s/ Linster W. Fox
                                                 ___________________
                                                 Linster W. Fox
                                                 Executive Vice President and
                                                  Chief Financial Officer




Date: May 14, 2003

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


Date: May 14, 2003
                                                 /s/ Jeffrey R. Cramer
                                                 _______________________________
                                                 Jeffrey R. Cramer
                                                 Chief Executive Officer

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



Date: May 14, 2003


                                                     /s/ Linster W. Fox
                                                     ___________________________
                                                     Linster W. Fox
                                                     Chief Financial Officer

                                INDEX TO EXHIBITS



The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated herein by reference to the listed document previously filed with the Securities and Exchange Commission (the "SEC"). Previously unfiled documents are noted with an asterisk (*):


     2.   Plan of Reorganization dated August 29, 2001. (1)

     3.1 Amended and Restated Articles of Incorporation of the Company as of December 31, 2001. (2)

     3.2  Amended and Restated Bylaws of the Company as of April 25, 2002. (3)

     4.1  Shareholders Rights Plan. (4)

     4.2  Amendment to the Shareholders Rights Plan dated December 17, 2002. (5)

     4.3 Warrant Agreement by and between the Company and Mellon Investor Services LLC dated December 31, 2001. (2)

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

_______________________

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

Dated: May 14, 2003
                                                 /s/ Jeffrey R. Cramer
                                                 _____________________________
                                                 Jeffrey R. Cramer
                                                 Chief Executive Officer

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

Dated: May 14, 2003
                                               /s/ Linster W. Fox
                                               ____________________________
                                               Linster W. Fox
                                               Chief Financial Officer