Form 10-Q
period 2003-06-30
ANACOMP INC
filed 2003-08-14
CIK 6260

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

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

     As of July 31, 2003, the number of outstanding shares of the registrant's Class A common Stock, $.01 par value per share, was 4,034,500 and the number of outstanding shares of the registrant's Class B common Stock, $0.01 par value per share, was 4,034.

                         ANACOMP, INC. AND SUBSIDIARIES

                                      INDEX

     PART I.         FINANCIAL INFORMATION                                                           Page
     Item 1.         Financial Statements:
                         Condensed Consolidated Balance Sheets at
                              June 30, 2003 and September 30, 2002............................         2

                         Condensed Consolidated Statements of Operations
                              Three Months Ended June 30, 2003 and 2002.......................         3

                         Condensed Consolidated Statements of Operations
                              Nine Months Ended June 30, 2003, Six Months Ended June 30, 2002,
                              and Three Months Ended December 31, 2001........................         4

                         Condensed Consolidated Statements of Cash Flows
                              Nine Months Ended June 30, 2003, Six Months Ended June 30, 2002,
                              and Three Months Ended December 31, 2001........................         5

                         Notes to the Condensed Consolidated Financial Statements.............         7

     Item 2.         Management's Discussion and Analysis of Financial
                              Condition and Results of Operations.............................        15


     Item 3.         Quantitative and Qualitative Disclosures About Market Risk...............        28

     Item 4.         Controls and Procedures..................................................        29


     PART II.        OTHER INFORMATION

     Item 1.         Legal Proceedings........................................................        30

     Item 6.         Exhibits and Reports on Form 8-K.........................................        30

     SIGNATURES...............................................................................        31

     Index to Exhibits........................................................................        32


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     Reorganized Company
                                                                        __________________________________________
(in thousands)                                                                 June 30,            September 30,
                                                                                 2003                  2002
                                                                        __________________     ___________________
Assets                                                                        (Unaudited)
Current assets:
    Cash and cash equivalents...........................................  $         18,044      $         15,561
    Receivable on sale of Swiss subsidiaries............................             1,794                   ---
    Accounts receivable, net............................................            30,431                33,990
    Inventories, net....................................................             3,422                 3,474
    Prepaid expenses and other..........................................             4,233                 6,442
    Assets of discontinued operations...................................               ---                12,027
                                                                        __________________     ___________________
Total current assets....................................................            57,924                71,494

Property and equipment, net.............................................            19,486                21,448
Reorganization value in excess of identifiable net assets...............            72,827                73,227
Intangible assets, net..................................................             9,325                10,813
Other assets............................................................             2,212                 3,101
                                                                        __________________     ___________________
                                                                            $      161,774        $      180,083
                                                                        ==================     ===================
Liabilities and Stockholders' Equity
Current liabilities:
    Senior secured revolving credit facility............................  $          8,163      $         29,975
    Accounts payable....................................................             6,988                 9,797
    Accrued compensation, benefits and withholdings.....................            14,426                16,294
    Deferred revenue....................................................             8,149                 7,117
    Accrued income taxes................................................             1,535                 1,264
    Other accrued liabilities...........................................            11,178                 9,305
    Liabilities of discontinued operations..............................               ---                 4,241
                                                                        __________________     ___________________
Total current liabilities...............................................            50,439                77,993
                                                                        __________________     ___________________

Long-term liabilities:
    Unfunded accumulated benefit obligation.............................             6,233                 6,233
    Other long-term liabilities.........................................             4,085                 4,023
                                                                        __________________     ___________________
Total long-term liabilities.............................................            10,318                10,256
                                                                        __________________     ___________________

Stockholders' equity:
    Preferred stock.....................................................               ---                   ---
    Common stock........................................................                40                    40
    Additional paid-in capital..........................................            97,000                96,942
    Accumulated other comprehensive loss................................            (1,450)               (2,836)
    Retained earnings (deficit).........................................             5,427                (2,312)
                                                                        __________________     ___________________
Total stockholders' equity..............................................           101,017                91,834
                                                                        __________________     ___________________
                                                                            $      161,774        $      180,083
                                                                        ==================     ===================

        See the Notes to the Condensed Consolidated Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                   Reorganized Company
                                                                        ___________________________________________

(in thousands, except per share amounts)                                Three months ended     Three months ended
                                                                           June 30, 2003         June 30, 2002
                                                                        __________________     ___________________
Revenues:
    Services...........................................................   $         40,989      $       46,262
    Equipment and supply sales.........................................              8,817              10,272
                                                                        __________________     ___________________
                                                                                    49,806              56,534
                                                                        __________________     ___________________
Cost of revenues:
    Services...........................................................             28,119              31,406
    Equipment and supply sales.........................................              6,317               7,611
                                                                        __________________     ___________________
                                                                                    34,436              39,017
                                                                        __________________     ___________________

Gross profit...........................................................             15,370              17,517
Costs and expenses:
    Engineering, research and development..............................              1,450               1,811
    Selling, general and administrative................................             11,809              13,232
    Amortization of intangible assets..................................                496                 496
    Restructuring charges..............................................              1,152               2,081
                                                                        __________________     ___________________

Operating income (loss) from continuing operations.....................                463                (103)
                                                                        __________________     ___________________

Other income (expense):
    Interest income....................................................                 45                 109
    Interest expense and fee amortization..............................               (383)             (1,048)
    Other..............................................................                (79)                513
                                                                        __________________     ___________________
                                                                                      (417)               (426)
                                                                        __________________     ___________________
Income (loss) from continuing operations before income taxes...........                 46                (529)
Provision for income taxes.............................................                676                 (48)
                                                                        __________________     ___________________
Loss from continuing operations........................................               (630)               (481)
Income from discontinued operations, net of taxes......................                ---                 488
                                                                        __________________     ___________________
Net (loss) income......................................................   $           (630)     $            7
                                                                        ==================     ===================

Basic and diluted per share data:
    Basic and diluted loss from continuing operations..................   $          (0.15)     $        (0.12)
    Basic and diluted income from discontinued operations..............             ---                   0.12
                                                                        __________________     ___________________
    Basic and diluted net (loss) income................................   $          (0.15)     $         0.00
                                                                        ==================     ===================

Shares used in computing basic and diluted net (loss) income per share.              4,039               4,034
                                                                        ==================     ===================

        See the Notes to the Condensed Consolidated Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Reorganized Company             Predecessor Company
                                                          _______________________________________   _____________________
(in thousands, except per share amounts)                   Nine months ended   Six months ended      Three months ended
                                                             June 30, 2003      June 30, 2002         December 31, 2001
                                                          ___________________  __________________   _____________________
                                                              (Unaudited)         (Unaudited)
Revenues:
    Services............................................. $         126,852    $        94,979       $        55,098
    Equipment and supply sales...........................            28,706             22,162                12,926
                                                          ___________________  __________________   _____________________
                                                                    155,558            117,141                68,024
                                                          ___________________  __________________   _____________________
Cost of revenues:
    Services.............................................            86,027             63,527                36,630
    Equipment and supply sales...........................            19,597             15,945                 9,874
                                                          ___________________  __________________   _____________________
                                                                    105,624             79,472                46,504
                                                          ___________________  __________________   _____________________

Gross profit.............................................            49,934             37,669                21,520
Costs and expenses:
    Engineering, research and development................             4,883              3,415                 1,680
    Selling, general and administrative..................            39,439             28,488                15,643
    Amortization of intangible assets....................             1,488                992                 2,896
    Restructuring charges (credits)......................             1,152              2,081                (1,032)
                                                          ___________________  __________________   _____________________

Operating income from continuing operations..............             2,972              2,693                 2,333
                                                          ___________________  __________________   _____________________

Other income (expense):

    Interest income......................................               192                180                   155
    Interest expense and fee amortization................            (1,777)            (2,253)               (3,114)
    Other................................................               (51)               389               265,108
                                                          ___________________  __________________   _____________________
                                                                     (1,636)            (1,684)              262,149
                                                          ___________________  __________________   _____________________

Income from continuing operations before reorganization
    items, and income taxes .............................             1,336              1,009               264,482
Reorganization items.....................................               ---                ---                13,328
                                                          ___________________  __________________   _____________________
Income from continuing operations before income taxes....             1,336              1,009               277,810
Provision for income taxes...............................             1,781              1,205                   450
                                                          ___________________  __________________   _____________________
(Loss) income from continuing operations.................              (445)              (196)              277,360
Income from discontinued operations, net of taxes........               ---              1,106                   ---
Gain on sale of discontinued operations, net of taxes....             8,184                ---                   ---
                                                          ___________________  __________________   _____________________
Net income...............................................   $         7,739    $           910         $     277,360
                                                          ===================  ==================   =====================

Basic and diluted per share data:
    Basic and diluted loss from continuing operations....   $         (0.11)   $         (0.05)
    Basic and diluted income from discontinued operations               ---               0.27
    Gain on sale of discontinued operations..............              2.03                ---
                                                          ___________________  __________________
    Basic and diluted net income.........................   $          1.92    $          0.23
                                                          ===================  ==================

Shares used in computing basic and diluted net income per             4,039              4,034
    share................................................ ===================  ==================

        See the Notes to the Condensed Consolidated Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Predecessor
                                                                     Reorganized Company                  Company
                                                           _______________________________________   _____________________
(in thousands)                                             Nine months ended    Six months ended     Three months ended
                                                             June 30, 2003       June 30, 2002        December 31, 2001
                                                           ___________________  __________________   _____________________
                                                              (Unaudited)         (Unaudited)
Cash flows from operating  activities:
    Net income............................................ $          7,739     $          910        $       277,360
    Adjustments to reconcile net income to net
        cash provided by operating activities:
      Other income due to extinguishment of debt..........              ---                ---               (265,329)
      Adjustments of assets and liabilities to fair value.              ---                ---                (16,916)
      Write off of deferred debt issuance costs and
         unamortized premiums and discounts...............              ---                ---                  2,216
      Gain on sale of discontinued operations.............           (8,184)               ---                    ---
      Income from discontinued operations.................              ---             (1,106)                   ---
      Depreciation and amortization.......................           11,054              8,716                  7,194
      Non-cash settlement of facility lease contract......              ---                ---                    349
      Amortization of debt fees, premiums and discounts...              516                344                     92
      Non-cash compensation...............................               58                 69                    ---
       Change in assets and liabilities:
        Accounts and other receivables....................            3,559             (1,269)                 3,092
        Inventories.......................................              512                374                    739
        Prepaid expenses and other assets.................            2,666              2,149                    332
        Accounts payable, accrued expenses and other
           liabilities....................................           (6,395)              (803)                (3,733)
        Accrued interest..................................              ---                168                   (387)
                                                           ___________________  __________________   _____________________
         Net cash provided by continuing operations.......           11,525              9,552                  5,009
         Net cash provided by discontinued operations.....              ---              1,214                    ---
                                                           ___________________  __________________   _____________________
         Net cash provided by operating activities........           11,525             10,766                  5,009
                                                           ___________________  __________________   _____________________

Cash flows from investing activities:
    Purchases of property and equipment...................           (2,067)            (2,134)                (1,075)
    Payments to acquire product line assets and customer
        rights............................................             (500)               ---                    ---
    Proceeds from sale of discontinued operations, net....           14,106                ---                    ---
                                                           ___________________  __________________   _____________________
         Net cash provided by (used in) investing
             activities...................................           11,539             (2,134)                (1,075)
                                                           ___________________  __________________   _____________________

Cash flows from financing activities:
    Principal payments on revolving line of credit, net...          (21,812)           (19,600)                (2,000)
                                                           ___________________  __________________   _____________________
         Net cash used in financing activities............          (21,812)           (19,600)                (2,000)
                                                           ___________________  __________________   _____________________
Effect of exchange rate changes on cash and cash
    equivalents...........................................            1,231                739                    637
                                                           ___________________  __________________   _____________________
Increase (decrease) in cash and cash equivalents..........            2,483            (10,229)                 2,571
Less increase in cash from discontinued operations........              ---             (1,214)                   ---
                                                           ___________________  __________________   _____________________
Cash and cash equivalents at beginning of period..........           15,561             26,879                 24,308
                                                           ___________________  __________________   _____________________
Cash and cash equivalents at end of period................ $         18,044     $       15,436        $        26,879
                                                           ===================  ==================   ====================

        See the Notes to the Condensed Consolidated Financial Statements

Supplemental Disclosures of Cash Flow Information:

                                                                                                          Predecessor
                                                                    Reorganized Company                      Company
                                                           _______________________________________   _____________________

(in thousands)                                             Nine months ended   Six months ended       Three months ended
                                                             June 30, 2003       June 30, 2002        December 31, 2001
                                                           ___________________  __________________   _____________________
                                                              (unaudited)        (unaudited)
Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest.................................  $         1,184      $        1,354        $          1,434
                                                           ===================  ==================   =====================
  Cash paid for income taxes.............................  $         1,003      $        1,380        $            459
                                                           ===================  ==================   =====================

















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

All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements, except for the balance sheet as of September 30, 2002 and the statements of operations and cash flows for the three months ended December 31, 2001, have not been audited, but in the opinion of management, include all adjustments (consisting of normal recurring adjustments, the Fresh Start adjustments described in Note 3 and the sale of Switzerland operations adjustments described in Note 5) necessary for a fair presentation of our financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2002, included in our fiscal 2002 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year or for any other period.

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

We must make estimates of the uncollectability of our accounts receivable. When evaluating the adequacy of the allowance for doubtful accounts, we specifically analyze accounts receivable as well as historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Our accounts receivable balance was $30.4 million, net of allowance for doubtful accounts of $1.5 million, as of June 30, 2003.

We account for our employee stock option plans in accordance with APB Opinion No. 25, under which compensation expense is recognized only to the extent the exercise price of the option is less than the fair market value of a share of stock at the date of grant (the intrinsic value method). Accordingly, we have adopted the disclosure only requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." Had employee compensation costs for these plans been determined based on their fair value on their grant date in accordance with SFAS No. 123, our net results would have been as follows (in thousands, except per-share amounts):



For the three months ended June 30:                                                  Reorganized Company
                                                                          ________________________________________
                                                                                 2003                  2002
                                                                          ____________________     _______________
    Net (loss) income as reported......................................           $   (630)              $      7
    Deduct: Total stock-based employee compensation expense determined under fair value method for all awards granted since December
        31, 2001, net of related tax effects ..........................               (161)                   ---
                                                                          ____________________     _______________
    Pro forma net (loss) income........................................           $   (791)              $      7
                                                                          ====================     ===============

    Basic and diluted net (loss) income per share:
          As reported..................................................          $   (0.15)             $    0.00
          Pro forma....................................................          $   (0.20)             $    0.00


                                                                  Reorganized Company             Predecessor Company
                                                        _____________________________________     ___________________
                                                         Nine months ended   Six months ended      Three months ended
                                                           June 30, 2003       June 30, 2002        December 31, 2001
                                                        ___________________  ________________     ___________________
    Net income as reported............................  $          7,739           $    910            $  277,360
    Deduct: Total stock-based employee compensation
        expense determined under fair value method for
        all awards granted since December 31, 2001,
        net of related tax effects....................              (482)               ---                   ---
                                                        ___________________  ________________     ___________________
    Pro forma net income..............................         $   7,257           $    910            $  277,360
                                                        ===================  ================     ===================
    Basic and diluted net income per share:
          As reported.................................         $    1.92           $    0.23
          Pro forma...................................         $    1.80           $    0.23


Note 3. Fresh Start Reporting

Our enterprise value after reorganization at December 31, 2001 was determined based on the consideration of many factors and resulted in a reorganization value (over the fair value of identifiable net assets) of $72.8 million, as adjusted, and is reported as "Reorganization value in excess of identifiable net assets". Although the asset will not be subject to future amortization (in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets"), it will be subject to, at a minimum, annual impairment testing.

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

As a result of Fresh Start Reporting, identifiable intangible assets were valued and consist of the following to be amortized over the useful lives indicated:


  (dollars in thousands)                                                  Life in Years      June 30, 2003
  _______________________________________________________________________ ______________   ________________
  Customer contracts and related customer relationships..................       10         $      7,600
  Digital technology and intellectual property...........................        3                3,100
  COM technology and intellectual property...............................       10                1,300
  COM production software................................................        5                  300
                                                                                           ________________
  Total..................................................................                        12,300

  Less: accumulated amortization.........................................                        (2,975)
                                                                                           ________________
                                                                                           $      9,325
                                                                                           ================



The income due to extinguishment of debt, net of taxes, is reported as "Other income" in the Condensed Consolidated Statement of Operations for the period ended December 31, 2001, and is calculated as follows:

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

In accordance with Statement of Position 90-7, transactions of the Predecessor Company resulting from the Chapter 11 reorganization are reported separately as reorganization items in the accompanying Condensed Consolidated Statement of Operations for the period ended December 31, 2001, and are summarized below:



                                                                            Three Months Ended
               (in thousands)                                                December 31, 2001
               __________________________________________________________   ___________________
               Adjustment of assets and liabilities to fair value........   $       16,916
               Write off of deferred debt issuance costs and
                   unamortized premiums and discounts....................           (2,216)
               Professional fees and other reorganization costs..........           (1,023)
               Settlement of facility lease contract.....................             (349)
                                                                            ___________________
                   Reorganization items                                       $     13,328
                                                                            ===================


Note 4.  Senior Secured Revolving Credit Facility

On December 31, 2001, Anacomp and Fleet National Bank, as agent, and its syndicate of lenders (collectively, "the Bank Group") entered into an Amended and Restated Revolving Credit Agreement. The credit agreement provides for a commitment of $26.1 million as of June 30, 2003, with a $20.0 million direct borrowing sublimit and a $6.1 million letter of credit sublimit. The facility is available for new borrowings when borrowings are below the direct borrowing sublimit.

Effective December 19, 2002, we signed an amendment to the revolving credit agreement. The amendment modified certain financial covenants to accommodate the sale of our Switzerland operations and current business plans. Other changes to the agreement included a permanent reduction to the credit facility commitment of $10.0 million and provisions for acquisitions and/or divestitures under specified conditions.

At June 30, 2003, the outstanding revolving credit borrowings were $8.2 million (plus outstanding standby letters of credit of $6.1 million). During the nine month period ended June 30, 2003, we made net cash payments totaling $21.8 million and have $11.8 million of borrowing capacity.

The original maturity date of the amended facility was June 30, 2003. Due to the receipt of proceeds from our sale of the Switzerland subsidiaries and the application of those proceeds to reduce our facility balance, it has been extended to December 31, 2003 under the terms of the agreement. We reduced the outstanding borrowings and permanently reduced the borrowing sublimit of the credit facility commitment by $11.4 million as a result of proceeds received from the October 2002 sale of our Switzerland operations and subsidiaries.

The credit agreement bears interest at a base rate equal to the higher of (a) the annual rate of interest announced from time to time by Fleet National Bank as its best rate, or (b) one-half of one percent above the Federal Funds Effective Rate, for the portion of the facility equal to a Formula Borrowing Base ("FBB"). The FBB equals 80% of eligible accounts, which include U.S. and Canadian accounts receivable. The rate of interest is three percentage points higher than the base rate for the facility balance outstanding in excess of the FBB. Interest is due and payable monthly in arrears. The interest rate was 4.0% for the FBB portion and 7.0% for the excess portion at June 30, 2003. At June 30, 2003, the FBB was $11.4 million; accordingly, there were no excess borrowings over the FBB.

The credit facility is secured by virtually all Anacomp assets and 65% of the capital stock of our foreign subsidiaries. The facility contains covenants relating to limitations on the following:

o        capital expenditures;
o        additional debt;
o        purchases of our common stock;
o        mergers and acquisitions; and
o        liens and dividends.

The credit facility also is subject to minimum EBITDA, interest coverage and leverage ratio covenants. In addition, we are required to remit to the Bank Group the net proceeds of any capital asset sale.

Under the current facility as amended, the facility commitment and the direct borrowings sublimit will be permanently reduced by $1.25 million on September 30, 2003.

Note 5.  Sale of Switzerland and Other Operations

We completed a sale of our Switzerland operations and subsidiaries on October 18, 2002. The acquiring company assumed operational responsibility effective October 1, 2002.

Under the terms of the sale agreement, we sold all of the outstanding shares of our two Swiss subsidiaries, Cominformatic AG and Anacomp Technical Services AG, to edotech Ltd. (a UK company) at a sales price of CHF 26.7 million (Swiss francs).

The sales price is payable as follows: CHF 4.6 million, or approximately $3.1 million, which was received at closing; CHF 18.2 million, or approximately $11.8 million, which was received on March 10, 2003; CHF 1.1 million, or approximately $0.7 million, which was received on April 17, 2003; and CHF 2.8 million is due on or before April 18, 2004 upon expiration of certain indemnification claim periods. As a result of a tax audit of the Switzerland operations for prior year results, we estimate we will incur additional costs not to exceed CHF 0.3 million, or approximately $0.2 million. This will decrease the amount we will receive on or before April 18, 2004. The costs of the sale (including the $0.2 million tax audit costs) are estimated to be $2.4 million. Effectively all of the net proceeds (i.e. sales price less sale costs) received have been used to reduce the revolving credit facility balance outstanding and 85% of such proceeds have permanently reduced the total borrowing commitment under the terms of the senior secured revolving credit facility.

The  assets  and  liabilities  of the  Swiss  operations  have  been  classified separately as "Assets of discontinued operations" and "Liabilities of discontinued operations" in the Condensed Consolidated Balance Sheet as of September 30, 2002. The net assets of the disposed operating units are summarized as follows:



                                                                    September 30,
                    (in thousands)                                      2002
                    ______________________________________________  ______________
                    Cash..........................................  $        2,749
                    Accounts and notes receivable.................           2,288
                    Inventories...................................           1,067
                    Property, plant and equipment.................           5,227
                    Other assets..................................             696
                    Accounts payable and other accrued
                      Liabilities.................................         (4,241)
                                                                    ______________
                    Total net assets                                     $   7,786
                                                                    ==============


In the third quarter of fiscal 2002, we sold two smaller operating units. The results of the Switzerland and other sold operations reported below for the three months ended December 31, 2001 have not been segregated as discontinued operations in the Condensed Consolidated Statements of Operations as they were not material to the operating results of Anacomp in total.


                                                               Swiss Operating Results
                                                                 Three Months Ended
                         (in thousands)                           December 31, 2001
                                                               ________________________
                         Revenues...................                   $   7,505
                                                               ========================
                         Income before taxes........                    $    869
                         Income taxes...............                        (60)
                                                               ________________________
                         Net income.................                    $    809
                                                               ========================


Note 6. Income Taxes

Our provision for income taxes consists of the following:

                                                                                                     Predecessor
                                                            Reorganized Company                        Company
                                                   _________________________________________     __________________
                                                    Nine months ended      Six months ended      Three months ended
                                                      June 30, 2003         June 30, 2002         December 31, 2001
                                                   ____________________    _________________     __________________
    Federal....................................             $    388           $    185               $    ---
    State......................................                   40                 28                     10
    Foreign....................................                1,353                992                    440
                                                   ____________________    _________________     __________________
                                                           $   1,781          $   1,205               $    450
                                                   ====================    =================     ==================

Due to our reorganization, we have Cancellation of Debt ("COD") income of $265.4 million. As a result, we were required to reduce, for federal income tax purposes, certain tax attributes, including net operating loss carryforwards and property basis by the amount of the COD. These adjustments were determined at the end of our fiscal year ending September 30, 2002. A deferred tax liability is maintained for COD, book intangible assets and certain temporary differences. A deferred tax asset has been established for tax goodwill in excess of book reorganization asset, certain temporary differences, net operating losses and other tax basis carryforwards. We have also established a valuation allowance in the amount of $41.7 million in order to fully offset the net deferred tax asset.

Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized in future years. Management periodically reviews the need for valuation allowances based upon our results of operations.

Note 7. Restructuring Activities

Anacomp continues to experience revenue declines in the Computer Output to Microfiche (COM) other output services, COM maintenance, and equipment / supplies product lines. Due to this ongoing trend, we are making adjustments to align our cost structure and infrastructure to maintain operating profitability. This will be achieved through the consolidation of facilities and adjustments to our workforce (affecting approximately 138 employees) during the third and fourth quarters of fiscal 2003. In the three months ended June 30, 2003, we recorded restructuring charges of $1.2 million related to data center consolidation and reorganization of parts of our corporate, marketing, sales, and international operating organizations. The charges consist of employee severance and termination-related costs for approximately 76 employees, all of whom were notified and have left the company as of June 30, 2003. The remaining accrued but unpaid liability of $0.9 million is expected to be paid by the end of calendar year 2003 for all but one employee, whose payments will continue through March of 2004. Additional restructuring charges are expected in the fourth quarter of fiscal 2003. The restructuring charges expected in the fourth quarter of fiscal 2003 have not been accrued for at June 30, 2003, consistent with the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (see Note 13).

In fiscal year 2002, we recorded a restructuring charge of $2.1 million related to the reorganization of our operations from two business units to one. We reorganized our workforce by combining the field organizations of Document Solutions and Technical Services into one organization, establishing an executive level position to oversee all sales and marketing activities and implementing a single support group for our data centers, Web Presentment operations, field services operations and process quality. The restructuring charges included $1.6 million in employee severance and termination-related costs for approximately 100 employees, all of whom have left the company. Substantially all of the severance payments have been completed. The restructuring charges also include approximately $0.4 million for the closure of a data center for which payments will continue until the lease expires in July 2004 ($0.2 million remains unpaid as of June 30, 2003). Of the $0.4 million, $69 thousand represents a non-cash charge to write off the net book value of leasehold improvements located in the closed data center.

In the second and third quarters of 2000, we effected a reorganization of our workforce in the United States and Europe along our lines of business, reorganized  parts of our  corporate  staff  and  phased  out our  manufacturing operations. To accomplish the reorganization of our workforce and corporate staff, we reassessed job responsibilities and personnel requirements in each of our continuing business units and corporate staff. The assessment resulted in substantial permanent personnel reductions and involuntary terminations throughout our organization, primarily in our European operations and our corporate and manufacturing staff. We recorded restructuring charges of $14.6 million related to these actions. Employee severance and termination-related costs were for approximately 300 employees, all of whom have left the company; we have paid all related severance. Other fees relate to professional fees associated with negotiations to terminate facility leases and other costs associated with implementation of our new business unit structure and the reorganization of our business units into separate entities. In the first quarter of fiscal year 2002, we vacated our Japanese facility, terminated substantially all related personnel and undertook other procedures to wind down our Japanese subsidiary. As a result, we reversed approximately $1 million of fiscal 2000 business restructuring reserves due to favorable circumstances related to the shutdown. Our closure costs to vacate the facility in Japan, costs to fulfill our contract obligations and severance and related professional costs up to that time were less than we anticipated at the time we recorded the accrual. As of June 30, 2003, the remaining liability of $0.2 million related to international facility costs is expected to be paid by the end of fiscal year 2003.

The restructuring reserves are included as a component of "Other accrued liabilities" in the accompanying Condensed Consolidated Balance Sheets.

The following tables present the activity and balances of the restructuring reserves from September 30, 2002 to June 30, 2003 (in thousands):


     Fiscal Year 2003 Restructuring
___________________________________________________________________________________________________________
                                 September 30,                             Payments and
                                     2002             Additions             Deductions       June 30, 2003
------------------------------ ------------------ ------------------- ------------------- -----------------
Employee Separations                   $     ---          $    1,152          $    (258)          $    894
                               ------------------ ------------------- ------------------- -----------------
                                       $     ---          $    1,152          $    (258)          $    894
                               ================== =================== =================== =================


     Fiscal Year 2002 Restructuring
___________________________________________________________________________________________________________
                                 September 30,                             Payments and
                                     2002             Additions             Deductions       June 30, 2003
------------------------------ ------------------ ------------------- ------------------- -----------------
Employee Separations                   $     233          $      ---          $    (210)          $     23
Facility Closing                             325                 ---               (130)               195
                               ------------------ ------------------- ------------------- -----------------
                                       $     558          $      ---          $    (340)          $    218
                               ================== =================== =================== =================



     Fiscal Year 2000 Restructuring
___________________________________________________________________________________________________________
                                 September 30,                             Payments and
                                     2002             Additions             Deductions       June 30, 2003
------------------------------ ------------------ ------------------- ------------------- -----------------
Facility Closing                        $     77          $      ---          $     (53)          $     24
Contract Obligations                         126                 ---                 ---               126
                               ------------------ ------------------- ------------------- -----------------
                                       $     203          $      ---          $     (53)          $    150
                               ================== =================== =================== =================


Note 8.  Inventories

Inventories consist of the following:

                                                                             Reorganized Company
                                                                    ________________________________________
(in thousands)                                                        June 30, 2003      September 30, 2002
________________________________________________________________    ___________________  ___________________
  Finished goods, including purchased film......................     $        1,744         $      1,766
  Consumable spare parts and supplies...........................              1,678                1,708
                                                                    ___________________  ___________________
                                                                     $        3,422         $      3,474
                                                                    ===================  ===================

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

Almost all of the plan participants are inactive. As a result, we are amortizing the unfunded liability over the 25-year remaining life expectancy of the inactive participants as required by Financial Accounting Standard (FAS) No. 87, "Employers Accounting for Pensions." In the nine months ended June 30, 2003, amortization of unfunded accumulated benefit obligation expense was $144 thousand and is reflected in "Selling, general and administrative" expense in the Condensed Consolidated Statement of Operations and as amortization in the Comprehensive Income table in Note 11 as prescribed by FAS No. 87.

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

The Other Expense category of our Condensed Consolidated Statement of Operations for the nine months ended June 30, 2003 includes the recognition of $16 thousand of exchange loss from currency fluctuations related to the Swiss receivable, the forward contracts and sale costs.

Note 11.  Comprehensive income

Comprehensive income consists of the following components (in thousands):



For the three months ended June 30:                                          Reorganized Company
                                                                        _________________________________
                                                                             2003                2002
                                                                        _______________    ______________
Net (loss) income............................................            $    (630)              $      7
Change in foreign currency translation.......................                 1,044                 2,087
Amortization of unfunded accumulated benefit obligation......                    48                   ---
                                                                        _______________    ______________
Comprehensive income.........................................              $    462             $   2,094
                                                                        ===============    ==============

                                                                                              Predecessor
                                                       Reorganized Company                       Company
                                             _______________________________________      __________________
                                              Nine months ended    Six months ended       Three months ended
                                                June 30, 2003       June 30, 2002          December 31, 2001
__________________________________________   __________________   __________________      __________________
Net income................................    $           7,739   $             910       $      277,360
Change in foreign currency translation....                1,242               2,003                  639
Amortization of unfunded accumulated
   benefit obligation.....................                  144                 ---                  ---
                                             __________________   __________________      __________________
Comprehensive income......................    $           9,125   $           2,913       $      277,999
                                             ==================   ==================      ==================


Note 12.  Income or Loss Per Share

Basic income or loss per share is computed based upon the weighted average number of shares of Anacomp's common stock outstanding during the period. For the nine months ended June 30, 2003, potentially dilutive securities included 783,077 outstanding warrants to purchase Class B Common Stock, which were issued as part of the reorganization. These warrants were excluded from the computation of diluted income per share as they were anti-dilutive using the treasury stock method. Basic and diluted net income amounts for the three months ended December 31, 2001 have not been presented as they are not comparable to subsequent periods due to the implementation of Fresh Start Reporting (see Note 3).

Note 13.  Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amends SFAS No. 123 and provides alternative methods of transition for companies who elect to adopt the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also modifies the disclosure requirements for such compensation. Anacomp has not elected to adopt the fair value method; we instead account for our employee stock option plans using the intrinsic value method in accordance with APB Opinion No. 25, under which compensation expense is recognized only to the extent the exercise price of the option is less than the fair market value of a share of stock at the date of grant. However, we are subject to the disclosure requirements of SFAS Nos. 123 and 148. Accordingly, we have expanded our stock-based compensation disclosures (see Note 2).

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

This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under Statement 146, in many cases, would be recognized over time rather than up front. The FASB decided that if the benefit arrangement requires employees to render future service beyond a "minimum retention period" a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee's termination benefit is based on length of service. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We adopted the provisions of SFAS No. 146 beginning April 1, 2003.

In  January  2003,  the FASB  issued  FASB  Interpretation  No.  46,  or FIN 46,
"Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources to the entity to support its activities. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material impact on our results of operations or financial condition.

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

Although forward-looking statements in this Quarterly Report reflect the good faith estimates and judgment of our management, such statements can only be based on facts and factors of which we are currently aware. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Our actual results, performance, and achievements may differ materially from those discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading "Risk Factors" below, as well as those discussed elsewhere in this Quarterly Report. We encourage you to not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. We encourage you to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects. Forward-looking statements involve known and unknown risks and uncertainties. Risks, uncertainties and other important factors include, among others:

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and our results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies can be found in our 2002 Annual Report on Form 10-K.

Results of Operations

The following results of operations information includes our historical information from prior to December 31, 2001, the effective date we emerged from bankruptcy, and is identified as results of operations of the Predecessor Company. The results of operations for the three and nine month periods ended June 30, 2003, and the six month period ended June 30, 2002, represent the Reorganized Company after adopting Fresh Start Reporting. Due to our reorganization and the implementation of Fresh Start Reporting, the financial information for the Reorganized Company is not comparable to the Predecessor Company. In addition, in the first quarter of fiscal year 2003 we completed the sale of our Switzerland operations and in the third quarter of fiscal year 2002 we sold two smaller operating units. These operations were not material to our consolidated results and are, therefore, not reported as discontinued operations in our statement of operations for the first quarter of fiscal year 2002.

Anacomp continues to experience revenue declines in the Computer Output to Microfiche (COM) other output services, COM maintenance and equipment / supplies product lines. Due to this ongoing trend, we are making adjustments to align our cost structure and infrastructure to maintain operating profitability. This will be achieved through the consolidation of facilities and adjustments to our workforce during the third and fourth quarters of fiscal 2003. This process includes the closure of some data centers and the downsizing of other centers. The process also includes an assessment of job responsibilities and personnel requirements in our corporate, marketing, sales, and international operating organizations. We have recorded restructuring related charges of $1.2 million in the third quarter of fiscal year 2003, and we expect that additional charges will be recognized in the fourth quarter. The charges consist of employee severance and termination-related costs. The primary savings to be achieved from these activities will be obtained from the reduced level of employees and facility costs. We estimate that the restructuring changes instituted in the third and fourth quarters of fiscal year 2003 will generate cost savings of approximately $10 million annually.

To facilitate a meaningful comparison of Anacomp's quarterly and year-to-date operating performance in fiscal years 2003 and 2002, the following discussion of results of operations on a consolidated basis is presented on a traditional comparative basis for all periods. However, the pro forma results of operations presented below for the nine month period ended June 30, 2002 combines the six month period ended June 30, 2002 on a Reorganized Company basis with the three month period ended December 31, 2001 on a Predecessor Company basis. These periods and bases of accounting are not comparable and we have presented them separately in the accompanying Condensed Consolidated Statements of Operations.



CONSOLIDATED RESULTS OF OPERATIONS                      Three Months Ended June 30,        Nine Months Ended June 30,
                                                       _______________________________     ____________________________
                                                            2003            2002               2003           2002
                                                       (Reorganized     (Reorganized       (Reorganized    (Pro Forma
(in thousands)                                            Company)         Company)           Company)        Basis)
                                                       ________________ ______________     ______________ _____________
Revenues:
    Services...........................................$         40,989  $      46,262     $     126,852  $    150,077
    Equipment and supply sales.........................           8,817         10,272            28,706        35,088
                                                       ________________ ______________     ______________ _____________
                                                                 49,806         56,534           155,558       185,165
                                                       ________________ ______________     ______________ _____________

Cost of revenues:
    Services...........................................          28,119         31,406            86,027       100,157
    Equipment and supply sales.........................           6,317          7,611            19,597        25,819
                                                       ________________ ______________     ______________ _____________
                                                                 34,436         39,017           105,624       125,976
                                                       ________________ ______________     ______________ _____________

Gross profit...........................................          15,370         17,517            49,934        59,189
Costs and expenses:
    Engineering, research and development..............           1,450          1,811             4,883         5,095
    Selling, general and administrative................          11,809         13,232            39,439        44,131
    Amortization of intangible assets..................             496            496             1,488         3,888
    Restructuring charges..............................           1,152          2,081             1,152         1,049
                                                       ________________ ______________     ______________ _____________

Operating income (loss) from continuing operations.....             463           (103)            2,972         5,026
                                                       ________________ ______________     ______________ _____________

Other income (expense):
    Interest income....................................              45            109               192           335
    Interest expense and fee amortization..............            (383)        (1,048)           (1,777)       (5,367)
    Other..............................................             (79)           513               (51)      265,497
                                                       ________________ ______________     ______________ _____________
                                                                   (417)          (426)           (1,636)      260,465
                                                       ________________ ______________     ______________ _____________
Income (loss) from continuing operations before
    reorganization items and income taxes..............              46           (529)            1,336       265,491
Reorganization items...................................             ---            ---               ---        13,328
                                                       ________________ ______________     ______________ _____________
Income (loss) from continuing operations before taxes..              46           (529)            1,336       278,819
Provision for income taxes.............................             676            (48)            1,781         1,655
                                                       ________________ ______________     ______________ _____________
Loss from continuing operations........................            (630)          (481)             (445)      277,164
Income from discontinued operations, net of taxes......             ---            488               ---         1,106
Gain on sale of discontinued operations, net of taxes..             ---            ---             8,184           ---
                                                       ________________ ______________     ______________ _____________
Net (loss) income......................................$           (630) $           7     $       7,739  $    278,270
                                                       ================ ==============     ============== =============


Three Months Ended June 30, 2003 vs. Three Months Ended June 30, 2002


     General. We reported a net loss of $0.6 million for the three months ended June 30, 2003 versus $7 thousand in income for the three months ended June 30, 2002. Both MVS and Web revenues grew over the prior year period revenue. COM based revenues, however, continued to decline in the three months ended June 30, 2003, in line with historical trends.

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

CD/Digital - CD based document management services, scanning and digital software sales.

COM/ Other Output Services - Our Computer Output to Microfilm and laser printer document management services.

COM Professional Services - Our maintenance services for Computer Output to Microfilm and other micrographic products.

Equipment/Supplies - Computer Output to Microfilm original and duplicate film, chemistry and hardware sales.

     Revenues. Our revenues totaled $49.8 million in the three months ended June 30, 2003, a decrease of 12%, or $6.7 million, from $56.5 million in the three months ended June 30, 2002.



 (in thousands)                               Three Months Ended June 30,
                                              ___________________________
                                                                                         Percentage
Product Line                             2003             2002            Change            change
------------                             ----             ----            ------            ------
MVS                                     $  9,020         $  6,871         $  2,149           31%

Web Presentment                            4,309            4,038              271            7%

CD/Digital                                 7,038            8,016            (978)          (12%)

COM/Other Output Services                 16,928           21,966          (5,038)          (23%)

COM Professional Services                  5,170            6,114            (944)          (15%)

Equipment/Supplies                         7,341            9,529          (2,188)          (23%)
                                           -----            -----          -------

Total                                   $ 49,806         $ 56,534        $ (6,728)          (12%)
                                        ========         ========        =========


MVS revenues increased $2.1 million, or 31%, over the prior year three month period. This reflects the continued increase in new OEM agreements and the resulting continued growth in our Multi-Vendor Services offerings. The relative makeup of total professional services revenues (including MVS and COM professional services) continues to migrate from COM to MVS. In the three months ended June 30, 2003, MVS represented 64% of total professional services, compared to 53% in the prior year three month period.

Web Presentment revenues increased $0.3 million, or 7%, over the prior year three month period ended June 30, 2002. This reflects the addition of new customers and additional revenue from established customers as they have increased the number of their applications utilizing our Web services. We believe that pricing for this product may become more aggressive in the future, and we must remain competitive with alternative in-house solutions.

CD/Digital revenue declined $1.0 million, or 12%, from the prior year three month period. The decline is the result of lower per unit pricing as the CD service has become less specialized and more of a commodity and as customers have opted for in-house or on-line solutions.

COM/Other Output Services revenue declined $5.0 million, or 23%, from the prior year three month period. This decline reflects the decreased volumes processed in our data centers and continues the trend experienced in prior years. We expect that COM/Other Output Services revenues will continue to decline in future periods.

COM Professional Services revenues declined $0.9 million, or 15%, from the prior year three month period. This decline reflects the continued decrease in the number of COM units in operation. We expect that the number of COM units in use worldwide will continue to decline as organizations choose to outsource these document management functions to service centers, such as those operated by us, or elect to utilize other options such as CD or on-line solutions.

Equipment and supplies revenue declined $2.2 million, or 23%, from the prior year three month period. This decrease was largely the result of the decline in demand for and use of COM systems.

     Gross Margins. Our gross margin, $15.4 million for the three months ended June 30, 2003 and $17.5 million for the three months ended June 30, 2002, remained consistent at 31% of revenue. Even though revenues declined in comparison to the prior year, we were able to maintain the gross margin as a percentage of revenue through cost savings resulting from our recent and prior restructuring activities, which included the consolidation and downsizing of facilities and reductions in our work force.

     Engineering, Research and Development. Engineering, research and development expenditures decreased from $1.8 million for the three month period ended June 30, 2002, to $1.5 million in the current three month period, and remained consistent at 3% of total revenues in both periods. These expenses will not necessarily have a direct or immediate correlation to revenues. We continue to build and support our outsource service solutions base and corresponding internet and digital technologies.

     Selling, General and Administrative. SG&A expenses decreased from $13.2 million for the three months ended June 30, 2002 to $11.8 million for the three months ended June 30, 2003, due primarily to benefits realized from our recent restructuring activities and cost savings initiatives.

     Amortization of Intangible Assets. Amortization of intangible assets was the same at $0.5 million for the three months ended June 30, 2002 and June 30, 2003. The expense reflects the amortization of identifiable intangible assets valued as part of Fresh Start Reporting.

     Restructuring Charges. Restructuring charges of $1.2 million were incurred in the current quarter. These are related to data center consolidation and reorganization of parts of our corporate, marketing, sales, and international operating organizations. Additional restructuring charges, including approximately $0.9 million of severance, are expected in the fourth quarter of fiscal 2003. The third quarter charges consist of employee severance and termination-related costs for approximately 76 employees, all of whom were notified and have left the company as of June 30, 2003.

     In fiscal year 2002, we recorded a restructuring charge of $2.1 million related to the reorganization of our operations from two business units to one entity. The reorganization of the workforce consisted of combining the field organizations of Document Solutions and Technical Services into one organization, the establishment of an executive level position to oversee all sales and marketing activities and a single support group for our data centers, Web Presentment operations, field services operations and process quality. The restructuring charges included $1.6 million in employee severance and termination-related costs for approximately 100 employees, all of whom have left the company. The restructuring charges also included approximately $0.4 million for the closure of a data center for which payments will continue until the lease expires in July 2004. Of the $0.4 million, $69 thousand represents a non-cash charge to write off the net book value of leasehold improvements located in the closed data center.

     Interest Expense and Fee Amortization. Interest expense decreased to $0.4 million for the three months ended June 30, 2003 from $1.0 million for the three months ended June 30, 2002. The decrease reflects the decreased balance outstanding on the senior secured revolving credit facility in the current year period. The expense from both periods is related primarily to interest on the senior secured revolving credit facility.

     Other. The expense in both periods is related primarily to currency exchange gains and losses.

     Provision for Income Taxes. The provision for income taxes of $0.7 million and $48 thousand (credit) for the three months ended June 30, 2003 and 2002, respectively, related primarily to earnings of foreign subsidiaries.

Nine Months Ended June 30, 2003 vs. Nine Months Ended June 30, 2002

     General. We reported net income of $7.7 million for the nine months ended June 30, 2003 versus $278.3 million for the nine months ended June 30, 2002. Both MVS and Web Presentment revenues grew over the prior year nine month period. COM based revenues, however, continued to decline in the nine months ended June 30, 2003 from the comparable prior year period, in line with historical trends. We have been able to reduce our outstanding credit facility balance by $21.8 million during the nine months ended June 30, 2003, primarily by utilizing the proceeds received from the sale of our Switzerland subsidiaries.

     Revenues. Our revenues totaled $155.6 million in the nine months ended June 30, 2003, a decrease of 16%, or $29.6 million, from $185.2 million in the nine months ended June 30, 2002.



(in thousands)                                 Nine Months Ended June 30,
                                               __________________________
                                                                                         Percentage
Product Line                             2003             2002            Change            change
------------                             ----             ----            ------            ------
MVS                                     $ 25,375         $ 19,805         $  5,570           28%

Web Presentment                           13,805           11,105            2,700           24%

CD/Digital                                21,703           31,571          (9,868)          (31%)

COM/Other Output Services                 54,863           71,730         (16,867)          (24%)

COM Professional Services                 15,976           19,507          (3,531)          (18%)

Equipment/Supplies                        23,836           31,447          (7,611)          (24%)
                                          ------           ------          -------

Total                                   $155,558         $185,165        $(29,607)          (16%)
                                        ========         ========        =========

In fiscal year 2002, we committed to a plan to sell our Switzerland operations and we sold two smaller operating units. The results of these operations during the first quarter of fiscal 2002 were not material to our operating results and were not excluded from the revenues shown in the above table for the nine month period ended June 30, 2002.

MVS revenues increased $5.6 million, or 28%, over the prior year nine month period. This reflects the continued increase in new OEM agreements and the resulting continued growth in our Multi-Vendor Services offerings. The relative makeup of total professional services revenues continues to migrate from COM to MVS. In the nine months ended June 30, 2003, MVS represented 61% of total professional services revenue (including MVS and COM professional services), compared to 50% in the prior year nine month period.

Web Presentment revenues increased $2.7 million, or 24%, over the prior year nine month period ended June 30, 2002. This reflects the addition of new customers and additional revenue from established customers as they have increased the number of their applications utilizing our Web services. We believe that pricing for this product may become more aggressive in the future, and we must remain competitive with alternative in-house solutions.

CD/Digital revenue declined $9.9 million, or 31%, from prior year revenue. This decrease was primarily the result of the sale of our Switzerland and other operations in fiscal year 2002. CD/Digital revenue from the Switzerland operations included in the nine months ended June 30, 2002 totaled $6.1 million. The remainder of the decline is the result of lower per unit pricing as the CD service has become less specialized and more of a commodity and as customers have opted for in-house or on-line solutions.

COM/Other Output Services revenue declined $16.9 million, or 24%, from the prior year nine month period. This decline reflects the decreased volumes processed in our data centers and continues the trend experienced in prior years. We expect that COM/Other Output Services revenues will continue to decline in future periods.

COM Professional Services revenues declined $3.5 million, or 18%, from the prior year. This decline reflects the continued decrease in the number of COM units in operation. We expect that the number of COM units in use worldwide will continue to decline as organizations choose to outsource these document management functions to service centers, such as those operated by us, or elect to utilize other options such as CD or on-line software systems.

Equipment and supplies revenue declined $7.6 million, or 24%, from the prior year. This decrease was largely the result of the decline in demand for and use of COM units.

     Gross Margins. Our gross margin as a percentage of revenues was unchanged at 32% ($59.2 million versus $49.9 million for the nine month periods ended June 30, 2002 and 2003 respectively). Even though revenues declined in comparison to the prior year, we were able to maintain the gross margin percentage of revenues through cost savings resulting from our recent and prior restructuring activities, which included the consolidation and downsizing of facilities and reductions in our work force.

     Engineering, Research and Development. Engineering, research and development expenditures decreased $0.2 million, or 4%, over the prior year. These costs represented 3% of total revenues for the nine months ended June 30, 2003 and 2002. These expenses will not necessarily have a direct or immediate correlation to revenues. We continue to build and support our outsource service solutions base and corresponding internet and digital technologies.

     Selling, General and Administrative. SG&A expenses decreased from $44.1 million for the nine months ended June 30, 2002 to $39.4 million for the nine months ended June 30, 2003. The $4.7 million, or 11%, decrease resulted in part from the sale of our Switzerland operations, which had $1.3 million of related expenses included in the prior year period. Also, SG&A expenses have declined due to benefits realized from our recent restructuring activities and cost savings initiatives.

     Amortization of Intangible Assets. Amortization of intangible assets decreased 62%, from $3.9 million for the nine months ended June 30, 2002, to $1.5 million for the nine months ended June 30, 2003. The prior year period amortization expense included amortization, during the first quarter of fiscal 2002, of goodwill related to prior year acquisitions. All goodwill assets from the Predecessor Company were eliminated in conjunction with Fresh Start Reporting. Amortization expense after December 31, 2001 reflects the amortization of identifiable intangible assets valued as part of Fresh Start Reporting.

     Restructuring Charges. Restructuring charges of $1.2 million were incurred in the third quarter of fiscal year 2003. These are related to data center consolidation and reorganization of parts of our corporate, marketing, sales, and international operating organizations. Additional restructuring charges, including approximately $0.9 million of severance, are expected in the fourth quarter of fiscal 2003. The third quarter charges consist of employee severance and termination-related costs for approximately 76 employees, all of whom were notified and have left the company as of June 30, 2003.

     In the third quarter of fiscal year 2002, we recorded a restructuring charge of $2.1 million related to the reorganization of our operations from two business units to one entity. The reorganization of the workforce consisted of combining the field organizations of Document Solutions and Technical Services into one organization, the establishment of an executive level position to oversee all sales and marketing activities and a single support group for our data centers, Web Presentment operations, field services operations and process quality. The restructuring charges included $1.6 million in employee severance and termination related costs for approximately 100 employees, all of whom have left the company. The restructuring charges also include approximately $0.4 million for the closure of a data center for which the lease expires in July 2004.

     In the first quarter of fiscal year 2002, we reversed $1 million of business restructuring reserves primarily due to favorable circumstances related to the shutdown of our Japanese subsidiary. Our closure costs to vacate our facility in Japan, costs to fulfill our contract obligations and severance and related professional costs up to that time were less than anticipated at the time the accrual was recorded.

     Interest Expense and Fee Amortization. Interest expense decreased to $1.8 million for the nine months ended June 30, 2003 from $5.4 million for the nine months ended June 30, 2002. Prior year expense included interest (approximately $1.7 million) on our senior subordinated notes up to October 19, 2001, the date we filed Chapter 11 bankruptcy. The remaining expense in both periods is related primarily to interest on the senior secured revolving credit facility.

     Other. We recognized other income due to extinguishment of debt totaling $265.3 million for the nine month period ended June 30, 2002 as a result of our bankruptcy proceedings and subsequent emergence from Chapter 11 proceedings on December 31, 2001. The remaining expense in both periods is related primarily to currency exchange gains and losses.

     Reorganization Items. Reorganization items in the nine months ended June 30, 2002, represent expenses and adjustments resulting from our reorganization and consist of professional fees incurred subsequent to our Chapter 11 filing totaling $1 million, fair value adjustments made to assets and liabilities totaling $16.9 million and other asset write-offs and settlements totaling $2.6 million (primarily related to our extinguished debt) in Fresh Start Reporting.

     Provision for Income Taxes. The provision for income taxes of $1.8 million and $1.7 million for the nine months ended June 30, 2003 and 2002, respectively, related primarily to earnings of foreign subsidiaries.

     Gain on Sale of Discontinued Operations. In the nine months ended June 30, 2003, we realized a gain of $8.2 million on the sale of our Switzerland subsidiaries. This sale was effective October 1, 2002. The Switzerland operations were not material to our consolidated results prior to December 31, 2001. As a result, the statements of operations for the three months ended December 31, 2001 do not segregate the Switzerland operations as discontinued.

Liquidity and Capital Resources

Our legacy business (COM) has declined in recent years and is forecasted to continue to decline as new technologies become available and are accepted in the marketplace. Our ability to generate sufficient cash to fund operations and to meet future bank requirements is dependent on successful and simultaneous management of the decline in COM as well as the expansion of alternative service offerings. Other factors, such as an uncertain economy, levels of competition in the document management industry, and technological uncertainties will impact our ability to generate cash and maintain liquidity. We believe the actions taken over the past two years, including new and enhanced product and service offerings, company downsizing, cost control measures and the debt restructuring from our bankruptcy will allow us to maintain sufficient cash flows from operations to meet our operating, capital and debt requirements in the normal course of business for at least the next twelve months.

On December 31, 2001, Anacomp and Fleet National Bank, as agent, and its syndicate of lenders (collectively, "the Bank Group") entered into an Amended and Restated Revolving Credit Agreement. The credit agreement provides for a commitment of $26.1 million as of June 30, 2003, with a $20.0 million direct borrowing sublimit and a $6.1 million letter of credit sublimit. The facility is available for new borrowings when borrowings are below the direct borrowing sublimit.

Effective December 19, 2002, we signed an amendment to the revolving credit agreement. The amendment modified certain financial covenants to accommodate the sale of our Switzerland operations and current business plans. Other changes to the agreement included a permanent reduction to the credit facility commitment of $10.0 million and provisions for acquisitions and/or divestitures under specified conditions.

At June 30, 2003, the outstanding revolving credit borrowings were $8.2 million (plus outstanding standby letters of credit of $6.1 million). During the nine month period ended June 30, 2003, we paid $21.8 million to reduce the principal outstanding and have $11.8 million of borrowing capacity.

The original maturity date of the amended facility was June 30, 2003. Due to the receipt of proceeds from our sale of the Switzerland subsidiaries and the application of those proceeds to reduce our facility balance, it has been extended to December 31, 2003 under the terms of the agreement. We reduced the outstanding borrowings and permanently reduced the borrowing sublimit of the credit facility commitment by $11.4 million as a result of proceeds received from the October 2002 sale of our Switzerland operations and subsidiaries.

The credit agreement bears interest at a base rate equal to the higher of (a) the annual rate of interest announced from time to time by Fleet National Bank as its best rate, or (b) one-half of one percent above the Federal Funds Effective Rate, for the portion of the facility equal to a Formula Borrowing Base ("FBB"). The FBB equals 80% of eligible accounts, which include U.S. and Canadian accounts receivable. The rate of interest is three percentage points higher than the base rate for the facility balance outstanding in excess of the FBB. Interest is due and payable monthly in arrears. The interest rate was 4.0% for the FBB portion and 7.0% for the excess portion at June 30, 2003. At June 30, 2003, the FBB was $11.4 million; accordingly, there were no excess borrowings over the FBB.

The credit facility is secured by virtually all Anacomp assets and 65% of the capital stock of our foreign subsidiaries. The facility contains covenants relating to limitations on the following:

o        capital expenditures;
o        additional debt;
o        purchases of our common stock;
o        mergers and acquisitions; and
o        liens and dividends.

The credit facility also is subject to minimum EBITDA, interest coverage and leverage ratio covenants. In addition, we are required to remit to the Bank Group the net proceeds of any capital asset sale.

Under the current facility as amended, the facility commitment and the direct borrowings sublimit will be permanently reduced by $1.25 million on September 30, 2003.

Subsequent to June 30, 2003, we have made cash payments totaling $1.8 million to further reduce the outstanding credit facility liability. As of August 12, 2003, the outstanding revolving credit borrowings were $6.4 million and borrowing capacity was $13.6 million.

During the past nine months, our significant paydown of the outstanding balance on our revolving credit facility through both scheduled reductions and from proceeds received on the sale of our Switzerland subsidiaries has substantially improved our working capital position. The working capital deficiency of $6.5 million at September 30, 2002, is now positive working capital of $7.2 million at June 30, 2003.

Net cash provided by continuing operations was $11.5 million for the nine months ended June 30, 2003, compared to $15.8 million in the comparable prior year period. The prior period amount includes approximately $2.6 million contributed by discontinued operations.

Net cash provided by investing activities was $11.5 million in the current nine month period, compared to cash used in investing activities of $3.2 million in the comparable prior year period. The current year period included cash proceeds from the sale of our Switzerland operations and subsidiaries. Expenditures in both years were primarily for purchases of equipment. We received an additional CHF 1.1 million, or approximately $0.7 million, on April 17, 2003, from our sale of Swiss subsidiaries as scheduled under the terms of the sale agreement.

During the quarter ended June 30, 2003, we entered into a service agreement with Dot Hill Systems Corp. to provide warranty and non-warranty service and on-site repair support for certain storage network solutions products. Under the terms of the agreement, Anacomp paid Dot Hill $500,000 to acquire new and used inventory, spare parts, test equipment, software, licenses, customer lists, and other commercial and proprietary information necessary for Anacomp to perform the agreed upon services. In addition, Anacomp will pay Dot Hill periodic royalty payments over at least the next two years; a liability of $1.2 million for the minimum royalty payments due has been recorded and is included in "Other accrued liabilities" in the Condensed Consolidated Balance Sheet at June 30, 2003. Additional royalties will be owed to Dot Hill if revenue from services exceed a defined minimum amount. The initial payment of $500,000 is included as "Payments to acquire product line assets and customer rights" in the investing activities section of the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2003.

Net cash used in financing activities was $21.8 million during the current nine month period, compared to $21.6 million used in financing activities in the prior year period. In both periods, cash was used to pay down the revolving credit facility.

Our cash balance totaled $18.0 million at June 30, 2003 compared to $15.6 million at September 30, 2002. Approximately 56% of the June 30, 2003 cash balance is located at our foreign subsidiaries compared to approximately 49% at September 30, 2002. Our use of excess cash as additional payments against our credit facility resulted in the decrease of domestic cash on hand.

RISK FACTORS

You should carefully consider the following risk factors and all of the other information included in this Quarterly Report in evaluating our business and our prospects. Investing in our Class A or Class B Common Stock (collectively, "Common Stock") involves a high degree of risk. Additional risks and uncertainties may also materially adversely affect our business and financial condition in the future. Any of the following risks could materially adversely affect our business, operating results or financial condition and could result in a partial or complete loss of your investment.

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

The document management industry is becoming increasingly competitive, especially in the market for Internet-based document management services. We face, and will continue to face, competition from other document management outsource service providers as well as from document management software providers who offer in-house solutions. Some of our competitors are leading original equipment manufacturers with established client-relationships in our target markets. Some of our competitors are significantly larger than we are and have greater financial resources, greater name recognition and longer operating histories than we have. Our competitors may be able to respond more quickly or adjust prices more effectively to take advantage of new opportunities or customer requirements. Increased competition could result in pricing pressures, reduced sales, reduced margins or failure to achieve or maintain widespread market acceptance, any of which could prevent us from increasing or sustaining our revenues and achieving or sustaining profitability.

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

We maintain a deferred tax asset for tax goodwill in excess of book reorganization asset, certain temporary differences, net operating losses and other tax basis carryforwards. We have also established a valuation allowance in order to fully offset this net deferred tax asset. We have been advised that in the event of an Ownership Change (as defined by the Internal Revenue Code in section 382), our net deferred tax asset may have limited or no value and be unavailable for us to utilize for our benefit in future periods.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Revenues generated outside of the United States, as a percentage of total revenues, were 31% and 28% for the nine month periods ended June 30, 2003 and 2002, respectively. Fluctuations in foreign exchange rates could impact operating results through translation of our subsidiaries' financial statements. Recent global economic events have caused exchange rates in general to rise substantially, making foreign currencies more valuable in terms of the U.S. dollar. For example, the Euro has risen more than 16% during the nine months ended June 30, 2003. Exchange rate changes of this magnitude can have a material affect on our financial statement results, particularly with regard to the accumulated other comprehensive income or loss account in the equity section of the balance sheet.

Our revolving credit facility bears interest at variable rates and is therefore affected by the general level of U.S. interest rates. We had $8.2 million outstanding under our facility on June 30, 2003. If interest rates were to increase 2%, annual interest expense would increase approximately $0.2 million based on the June outstanding balance.

Foreign Exchange Options

We completed a sale of our Switzerland operations and subsidiaries on October 18, 2002 to edotech Ltd. (a UK company) at a sales price of CHF 26.7 million (Swiss francs) or approximately $17.9 million (U.S. dollars). CHF 4.6 million of the sales price was paid at closing, CHF 18.2 million was paid on March 10, 2003, and CHF 1.1 million was paid on April 17, 2003. The remaining sales price, CHF 2.8 million, was deferred and is payable on or before April 18, 2004 upon expiration of certain indemnification claim periods. As a result of a tax audit of the Switzerland operations for prior year results, we estimate we will incur additional costs not to exceed CHF 0.3 million, or approximately $0.2 million. This will decrease the amount we will receive on or before April 18, 2004.

We are exposed to various foreign currency exchange rate risks that arise in the normal course of business. Our functional currency is the U.S. dollar. We have international operations resulting in receipts and payments in currencies that differ from the functional currency of Anacomp. In connection with the sale of our Switzerland subsidiaries, we entered into forward contracts to hedge the related receivables. All forward contracts entered into by us were entered into for the sole purpose of hedging existing currency exposure, not for speculation or trading purposes. Currently, we are using a forward contract only to hedge balance sheet exposure. The contract is in Swiss francs, and has a maturity of April 15, 2004. When hedging balance sheet exposure, all gains and losses on forward contracts are recognized as other income and expense in the same period as the gains and losses on remeasurement of the foreign currency-denominated assets. We entered into these foreign exchange forward contracts within a few days of the sale, and therefore the difference between the change in the fair value of the asset and the change in value in the contracts that must be recognized in the financial statements is immaterial.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Item 6.  Exhibits and Reports on Form 8-K (exhibits incorporated by reference)

(a) Exhibits: For a list of exhibits filed with this quarterly report, refer to the Index to Exhibits.

(b) During the period covered by this report, we filed the following reports on Form 8-K:

     (1) On May 20, 2003, we filed a Form 8-K to provide non-material information that was inadvertently omitted from the March 12, 2003 8-K filing.

     (2) On May 21, 2003, we filed a Form 8-K with respect to a press release dated May 16, 2003 regarding our second quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ANACOMP, INC.


                                            /s/ Linster W. Fox
                                            ------------------------------
                                            Linster W. Fox
                                            Executive Vice President and
                                            Chief Financial Officer

Date: August 14, 2003

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

     3.2  Amended and Restated Bylaws of the Company as of April 25, 2002. (3)

     4.1  Shareholders Rights Plan. (4)

     4.2  Amendment to the Shareholders Rights Plan dated December 17, 2002. (5)

     4.3 Warrant Agreement by and between the Company and Mellon Investor Services LLC dated December 31, 2001. (2)

    10.13 Change in Control Agreement as of April 28, 2003, between the Company and Jeffrey R. Cramer. (*)
    10.14 Change in Control Agreement as of April 28, 2003, between the Company and Linster W. Fox. (*)
    10.15 Change in Control Agreement as of April 28, 2003, between the Company and Richard V. Keele. (*)
    10.16 Change in Control Agreement as of April 28, 2003, between the Company and Paul J. Najar. (*)
    10.17 Change in Control Agreement as of April 28, 2003, between the Company and Frank Roche. (*)
    10.18 Change in Control Agreement as of April 28, 2003, between the Company and Nick Salimbene. (*)

     31   Rule 13a - 14 Certifications

     32   Section 1350 Certifications
=========================

(1) Incorporated by reference to the Company's Form 8-K filed on September 20, 2001 and October 29, 2001.
(2) Incorporated by reference to the exhibits to the registration statement of Form 8-A filed by the Company on January 9, 2002.
(3) Incorporated by reference to the Company's Form 10-Q/A for the quarterly period ended June 30, 2002.
(4) Incorporated by reference to an exhibit to the Company's Form 8-K filed on August 21, 2002.
(5) Incorporated by reference to an exhibit to the Company's Form 10-K for the year ended September 30, 2002.