Form 10-K
period 2003-09-30
ANACOMP INC
filed 2003-12-23
CIK 6260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number (1-8328)

Anacomp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Indiana	35-1144230
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15378 Avenue of Science, San Diego, California 92128-3407 (858) 716-3400
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Principal Executive Office)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Class A Common Stock, $0.01 par value
Class B Common Stock $0.01 par value
Class B Common Stock Warrants

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $9,184,282 as of March 31, 2003 (the last business day of the registrant’s most recently completed second quarter) (based upon the average bid and asked prices for shares of the registrant’s common stock as reported by the OTC Bulletin Board). Shares of common stock held by each of the registrant’s executive officers, directors and stockholders whose ownership exceeds 10% of our common stock outstanding at December 19, 2003, have been excluded in that such persons may be deemed to be affiliates of the registrant.  However, this determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒  No  ☐

As of December 19, 2003, the number of outstanding shares of the registrant’s Class A Common Stock, $0.01 par value, was 4,039,900 and the number of outstanding shares of the registrant’s Class B Common Stock, $0.01 par value, was 4,034.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2003 Annual Meeting of Shareholders, currently scheduled to be held in February 2004 are incorporated by reference into Part III of this report.  Such Definitive Proxy Statement (or an amendment to this report on Form 10-K containing the information to be incorporated by reference) will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2003.

ANACOMP, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2003

PART I

ITEM 1.                        BUSINESS

This Annual Report, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended regarding our business, financial condition, results of operations and prospects.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report.  Additionally, statements concerning future matters such as our future plans and operations, sales levels, liquidity needs, anticipated growth of the markets in which we operate, anticipated revenue and expense trends, assumptions used in the computation of valuation in connection with our Fresh Start accounting and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith and judgment of our management, such statements can only be based on facts and factors of which we are currently aware.  Consequently, forward-looking statements are inherently subject to risks and uncertainties.  Our actual results, performance,  achievements and other items contained in the forward-looking statements may differ materially from those discussed in or anticipated by the forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K.  We encourage you to not place undue reliance on these forward-looking statements, which speak only as of the date of filing this Annual Report.  We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise as of the date of filing this Annual Report.  We encourage you to carefully review and consider the various disclosures made in this Annual Report on Form 10-K, which attempt to address the risks and factors that may affect our business, financial condition, results of operations and prospects.  Forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by forward-looking statements.  Risks, uncertainties and other important factors include, among others:

•                  general economic and business conditions;

•                  industry trends and growth rates;

•                  competition;

•                  technology development;

•                  the loss of any significant customers or suppliers;

•                  changes in business strategy or development plans;

•                  litigation issues;

•                  successful development of new products and services;

•                  changes in, or the failure or inability to comply with, government regulations; or

•                  other factors referenced in this public filing.

OVERVIEW

Anacomp®, Inc. (together with its consolidated subsidiaries, “Anacomp” or the “Company”) is a global provider of information outsourcing services, maintenance support, and imaging and print solutions.  Anacomp was incorporated in Indiana in 1968 and has active international subsidiaries in Austria, Belgium, Canada, France, Germany, Italy, the Netherlands, Scandinavia and the United Kingdom (U.K.).

We can be reached on the Internet at http://www.anacomp.com.  Our most recent annual report on Form 10-K and certain of our other filings with the Securities and Exchange Commission (SEC) are available in PDF format through our Investor Relations website at http://www.anacomp.com/Corporate/FinancialReports.asp.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are also available on the SEC website at http://www.sec.gov which can be reached from our Investor Relations website.

For over 35 years, Anacomp has provided a broad range of analog and digital archive and retrieval services and systems to help companies manage and distribute their critical business documents.  We are also one of the world’s leading independent, vendor neutral providers of Multi-Vendor Services (MVS), where we act as a third party maintainer, providing support services such as on-site maintenance, call center/help desk service and/or depot repair services, as well as laser printer maintenance and associated hardware.  We offer expert installation, maintenance and repair services for a broad array of third party equipment, such as mass storage devices and high-speed output systems.  In addition, we provide systems and related supplies and services to much of the installed base of COM imaging systems worldwide through a combination of direct sales, telemarketing and distributors.  Anacomp was once the primary manufacturer for most of the base of this installed COM equipment and today we provide “as new” systems to our customers in North America, Japan and Europe.  We also refurbish high-speed laser printers and provide maintenance support for a number of these devices, as well as selling associated supplies.

We deliver our products and services to more than 7,000 businesses and organizations in 70 countries directly or through our worldwide network of dealers and distributors.  We have a large base of premier customers in the banking, insurance and brokerage sectors, including approximately one half of the Fortune 500 companies.  Our information outsourcing sales efforts are focused heavily on these three segments, each of which has substantial and diverse document management needs.  We are currently expanding our range of outsource services, adding document imaging (scanning) services, printing services, e-mail archive, as well as report mining capabilities to meet the demanding requirements of these and other markets.  By meeting our customers’ full range of information outsourcing needs in this way, we expect to provide increased value and to maximize our business with each customer.

The majority of our business relates to managing customer documents, supporting the devices these documents are captured, printed or stored on, and providing supplies and service for the same.  We attempt to service our existing and future customers by “bundling” an expanded list of services (e.g., Web viewing, CD Services, printing, scanning and long-term archival storage).

Information Technology (IT) Services Market

The IT Services market, in which Anacomp provides outsourcing services in the areas of content/document management, as well as Multi-Vendor Services and Support, is a dynamic and rapidly growing industry.  Today, the rapid increase in the number of unstructured content documents (i.e., documents, images, emails) generated, the increase in the amount of structured data stored, combined with the desire in both the commercial and non-commercial sectors to increase productivity and reduce cost by outsourcing non-core business processes, is fueling growth in the IT Services industry and demand for advanced digital technologies and other cost and efficiency improvements.  Anacomp provides these businesses and organizations with products and services for storing, distributing and accessing critical documents, as well as supporting and maintaining the capture, print, storage and network devices on which organizations depend.  The overall information technology and related services market is projected to reach $633.6 billion in 2004 and is forecasted to grow at a 6.3% compound annual growth rate between 2001 and 2006.  We believe Anacomp’s IT outsourcing solutions (document management and multi-vendor services) meet the needs of the following customer requirements within the IT Services market:

Outsourcing Alternatives – Businesses are increasingly looking to outsource non-core activities.   It is estimated that approximately 60% of businesses regularly use outsourcers.  Document management has been identified as a potential candidate for outsourcing.  Most companies can implement document management solutions faster, more effectively and less expensively by utilizing third parties.  Maintenance Service and Support has also become an accepted outsourcing strategy for Original Equipment Manufacturers (OEM’s). Many manufacturers are looking to shed non-core support activities surrounding their products and focus instead on development and sale of their products.

Immediate Access to Information – To react quickly and effectively to changing business conditions, companies need ready access to information on their business and on their customers. They also need to provide their customers with immediate access to their account information via the Web in order to compete effectively in the financial marketplace.

Application Focused Support – Businesses are no longer content with generic document management products or services; rather, they demand solutions that are tailored to the specific tasks their personnel and customers perform, including the ability to have vital business information readily available in customer interactions.  To meet this need, document management companies must focus on developing expertise on particular business processes in selected industries.

Independent Service and Support – IT manufacturers are reassessing their organizations, business structure and the specific tasks their personnel and distributors perform in order to refocus on core activities around research and development and channel enhancement.  Independent Service Organizations can provide critical services for customer installations, warranty support, call center and depot repair of equipment.  To meet this IT Services need, multi-vendor service companies must focus on developing expertise in business processes, supporting technologies and deploying appropriately trained personnel to maintain a large array of OEM equipment.

Government Regulation – Current events have also begun to drive the adoption of new document management systems.  In the wake of numerous government investigations, financial failures and corporate misconduct, financial institutions and public companies are being driven by new regulations (e.g. Sarbanes-Oxley Act) to record and retain all activity related to their ongoing business. In addition, modifications to and stricter enforcement of existing rules (e.g. SEC Rule 17a-4) that govern how financial documents (including e-mails and Instant Messages) must be stored, and newly issued HIPAA regulations, which affect the record-keeping requirements of all health insurance providers, are pushing faster adoption of document management technologies that provide the required retention, access and control of regulated content.  The “government regulation” factor has only recently begun to impact the document management market, but could have a substantial effect in the long-term.

Products and Services

Anacomp provides archive and retrieval services based upon the document accessibility, security and archival requirements of our customers’ businesses. Utilizing our extensive infrastructure, a growing number of our customers transmit their documents to our data and document service centers via our secure, high-speed, data network. We offer three primary information outsourcing services:  (1) we host customer documents on a server and provide secure, high-speed access to them via standard Web browsers, (2) we convert customer documents to industry standard formats and package them on Compact Disc-Recordable (CD-R) media with a viewer and navigational tools and (3) we index these documents and capture them on microfiche or microfilm—a very stable, economical, long-term storage alternative.

Anacomp’s maintenance support services are offered in North America and Europe primarily through a dedicated, experienced organization of approximately 500 service and support professionals.  We extend this service to approximately 50 countries through our worldwide network of affiliated, certified service technicians.  We support more than 100 hardware manufacturers, resellers and distributors.

During fiscal year 2003, we focused on enhancing the capabilities of our digital offerings and our MVS services that we felt were important to strengthen Anacomp’s leadership position in the document management and related support services marketplace.  Significant features and software capabilities such as report mining and scanning software integration were added into our docHarbor solution, while an expansion to our call center/depot repair capabilities will be completed to provide enhanced support and capacity for our OEM partners.  The net effect of these additions was to introduce additional offerings to the market and to nurture the synergies between our customers’ business needs and Anacomp’s set of IT solutions.

docHarbor®.  Anacomp’s docHarbor solution (also referred to as docHarbor Web Presentment services), is one of two principal growth areas for us and provides what we believe is an industry-leading capability for storing, delivering and accessing documents using the Internet.  This outsource service provides worldwide access to critical information for authorized users.  Customer print data streams are securely transmitted to an Anacomp docHarbor Data Center, where the information is indexed and converted to a format suitable for viewing through industry-standard Web browsers.  Critical customer information can be stored concurrently at dual sites, facilitating disaster recovery planning.  Records for all aspects of the customer storage process are maintained for the storage life of the document, providing an auditable record of all document activity.  We believe that financial market businesses, with highly regulated document retention and control requirements, will be among the primary users of this service.  The docHarbor solution is sold via Anacomp’s direct sales force and authorized resellers.

docHarbor revenues increased by 20% in fiscal year 2003, growing from $15.7 million in fiscal year 2002 to $18.8 million in 2003.  docHarbor revenues in fiscal year 2003 represent 9% of total Company revenues for the year.  We expect continued growth in our docHarbor solution revenue stream in fiscal year 2004 based upon a number of factors, including increased customer awareness and recognition; a strong sales pipeline at the end of fiscal year 2003; increased acceptance of outsourcing non-core business processes; and tighter regulations around financial reporting and record keeping.  docHarbor revenues are currently generated primarily in North America.  We are working to expand these services to customers throughout the U.K. and Italy.

Competition is growing in the Internet-based document management services market.  In the U.S., several smaller companies are offering somewhat similar services on a regional basis.  Some nationwide competitors have also emerged and are focused on vertical market sectors or specific, more narrowly focused applications such as check presentment, enrollment or e-mail support.  In particular, there is intense competition in the area of online document viewing.  Nevertheless, the major competition for Anacomp’s docHarbor solution in North America is in-house solutions (i.e., software licenses sold to corporations for running a Web service on internal computer equipment).  Providers of technology for compatible in-house solutions include Mobius Management Systems, IBM, FileNET, Documentum, and Computer Associates.  During the last year, some of these in-house software solutions providers, recognizing the merits and potential revenues of a services-based solution, have begun initiating competing service offerings, by partnering with existing document services providers.  The current economic conditions and widely reported limitations on capital spending by companies worldwide favor outsourcing as a more economical means of acquiring Internet-based document management solutions.  In the U.K. and Italy, Anacomp competes with both global providers such as IBM and individual document management outsource service providers within each country.

Multi-Vendor Services.  Multi-Vendor Services (MVS) is the second principal growth area for us.  By providing installation and maintenance for products made by other OEMs, we are able to leverage our considerable field services and support expertise and infrastructure by expanding beyond the range of our own products.  We offer Multi-Vendor Services using two approaches.  First, we contract with an OEM to provide maintenance services, including field services, as well as optional services such as call center/help desk support, logistics support and depot repair for the OEM’s end users.  For example, we offer purchasers of Brocade fabric switches warranty and post-warranty support for their Storage Area Networks (SAN) infrastructure devices including installation, on-site repair and maintenance. As a second approach, Anacomp serves as an alternative to maintenance services provided by the OEM or its distributors.  For example, we offer users of Xerox high-speed laser printers a high-quality, economical alternative to the service offered by Xerox Corporation itself.  There is a large installed base of Xerox printers worldwide and, in most cases, Xerox has been the major source of field maintenance services for these critical printing systems.

The first approach appeals to manufacturers that have geographically limited maintenance capabilities or no capabilities of their own, or whose own service operations are more costly to provide than ours.  We service many different makes and types of storage products, various routers and switches, high speed printing devices, tape subsystems and many other systems under these arrangements.  The second approach appeals to end-users of devices that are looking for maintenance and support service alternatives to the more costly OEM.

We are striving to grow our MVS business by adding additional OEM partners and Value Added Resellers (VARs), and possibly through acquisitions.  Revenues in 2003 from MVS were $34.1 million, representing 62% of total maintenance services revenues and 17% of total Company revenues for the year.  Annual MVS revenues increased $7.1 million or 26% in fiscal year 2003 after increasing $4.7 million or 21% in fiscal year 2002 and $3.2 million or 17% in fiscal year 2001.  MVS revenues of $34.1 million continued to exceed Micrographic Maintenance Services revenues of $20.8 million in fiscal year 2003.

We compete with a number of other providers in the MVS business, including the OEMs themselves and with other third party maintenance providers such as DecisionOne Holdings, the Eastman Kodak Company (“Kodak”) and IBM.

CD Services.  Anacomp offers industry-leading outsource services for storing, delivering and accessing documents using the CD-R medium.  This outsource service provides customers with an easy-to-use, high-capacity, portable, standardized solution for the electronic distribution, access and storage of invoices, reports, statements, policies, trade confirmations and other important documents.  Since entering the emerging field of CD-based document management in 1995, Anacomp has become one of the world’s largest outsource service providers.  Overall, fiscal year 2003 CD Services revenues were $28.3 million and represented 14% of total Company revenues.

Our CD Services revenues declined by $5.4 million or 19% in fiscal year 2003 after a $2.1 million decrease in 2002. Prior to 2002, CD Services had been a consistently strong revenue contributor, but industry adoption of Web technologies and product commoditization continue to impact revenue.  We expect the decline in CD revenues in fiscal year 2003 to continue into fiscal year 2004 and beyond as CD services are becoming increasingly commodity-driven and prices continue to erode.  We believe we can mitigate these effects through increasing product sales by linking CD usage with our growing Web services segment.  Primary competition in this market is from large document services providers such as Lason and EPSIIA (a Fiserv company), from hundreds of local and regional CD services providers, and from in-house on-line viewing systems.  These revenues are reported as CD/Digital in our financial statements.

Micrographic Services.  Anacomp is a world leader in Micrographic (COM) Services.  With time-tested technological and operational expertise in COM, we image nearly two billion original pages to microfiche each month for thousands of customers worldwide.  Overall, fiscal year 2003 Micrographic Services revenues were $70.8 million and represented 35% of total Company revenues.

Compared with prior years, this line of business continued to decline in fiscal year 2003 largely as the result of a decreased demand for the COM storage and retrieval medium.  Overall, the Micrographic Services revenues declined $21.8 million in 2003, or 24%, reflecting the trend in the mature micrographics market segment. The decline in revenues in fiscal 2002 from 2001 was $27.7 million and represented a 23% decrease.  We continue to manage the gross margin impact of the declining micrographics market on our Micrographic Services business and are currently implementing several cost containment strategies that are focused on retaining our business and relationships with our customers, while providing an effective and efficient production and delivery infrastructure.

Our primary competitors in the COM outsourcing business in the U.S. marketplace include Lason and SourceCorp.  We also compete on a regular basis with many local and regional COM service providers.  To date, competition in this arena has been primarily based on price.  We believe we can sustain our market share by providing customers with bundled services that provide COM, print, Web and CD services in a single package.  We are also investigating using microfiche and microfilm for additional applications that require very long retention periods.

Micrographic Maintenance Services.  Anacomp maintains virtually the entire installed base of Anacomp-manufactured COM systems in use today, as well as COM systems manufactured by other suppliers.  We also provide maintenance support for other micrographic equipment, such as retrieval devices, microfilm scanners, cameras and duplicators.  Revenues from micrographic maintenance services were $20.8 million or 10% of total Company revenues in fiscal year 2003.

We have few large competitors in our traditional micrographic maintenance services business, and the majority of the equipment we maintain is our own proprietary equipment.

Imaging and Print Systems.  Anacomp has the largest installed base of COM systems in the world.  Our flagship XFP2000® imaging platform remains the premier system in the marketplace, using precise laser-optics and advanced film processing techniques to produce high-quality, original and duplicate images of reports and other documents on microfiche or 16mm roll film.  The XFP2000 is the most widely used COM imaging system in the world.  We also use the XFP2000 for our own Micrographic Services operations.  While we no longer manufacture the XFP2000, we continue to offer “as new” XFP2000 imaging systems for sale, as well as refurbished laser printers. In addition, Anacomp expanded its relationship in 2003 with Hitachi Printing Solutions, America and Hitachi Ltd. in Europe to resell Hitachi’s line of high-speed production printers.  Revenues from imaging and print systems and related equipment in fiscal year 2003 were approximately $2.1 million or 1% of total Company revenues in fiscal year 2003.  Imaging Systems revenues are included in Equipment/Supplies revenues in our financial statements.  For fiscal year 2004 and beyond, we expect COM imaging systems sales will continue to decline.

Imaging and Print Supplies.  Complementing Anacomp’s imaging and print systems product offerings, we sell and distribute an extensive assortment of supplies to help customers with their imaging needs.  These supplies are sold through a centralized telesales group and various distributors worldwide.

Primary products in our supplies business include silver halide original COM film (used to produce master images) and non-silver duplicating microfilm (used to produce copies of master images).  The majority of silver halide original COM film for use of Anacomp’s XFP2000 systems is sold in a proprietary package and is currently available only from Anacomp.  We obtain our proprietary silver halide products through an exclusive multi-year supply agreement with Kodak.  The supplies business also distributes non-proprietary duplicating film to our installed base of imaging systems users.  We obtain our duplicate film products through a long-term supply agreement with Intelicoat Technologies.  We believe the users of our imaging systems purchase the majority of their original, duplicate film and related chemicals from us.  Revenues from supplies sales in fiscal year 2003 were $29.1 million or 14% of total Company revenues and were reported as part of Equipment/Supplies revenues in our financial statements.  One customer comprises 10% of total Equipment/Supplies revenue.

We have no significant competitors in our proprietary XFP2000 original COM film business.  In the original and duplicate COM film market for older imaging systems, we compete with Global Information Distribution, Agfa-Gevaert AG (“Agfa”) and Kodak.

Engineering, Research and Development

Anacomp’s ability to meet customer needs for improved technology, and to maintain our leadership in the document management and related services industry, depends on our ability to incorporate evolving technologies into products and services to meet our customers’ needs.  Our engineering and development expenses totaled $6.4 million in fiscal year 2003, $7.0 million in fiscal year 2002 and $7.2 million in fiscal year 2001.

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

Intellectual Property

Anacomp has three patents that are material to our COM business that prevent competitors from developing a film canister that is usable in the XFP2000 imaging system.  As a result, it is more difficult for competitors to offer COM film directly to our customers.  Although the COM business is in decline, these patents help us to maintain our leadership in this business segment.  The patents described above expire at various times between September 2010 and January 2016.

In addition, we hold patent and trade secrets relating to the compression technology applicable to our information outsourcing service offerings.  While some trade secrets may be patentable, we have not applied for patents for competitive reasons.  Our compression technology affords us economies of storage, transmission and back-up of data.  As these economies reduce our costs, they provide a competitive advantage.  We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants.  Our employees and engineering consultants also sign agreements requiring that they assign to us their interests in patents and other intellectual property arising from their work for us.  Additionally, all employees sign an agreement not to engage in any conflicting employment or activity during their employment with us nor to disclose or misuse our confidential information.

Raw Materials and Suppliers

Polyester and silver are the principal raw materials used in the manufacture of both original and duplicate microfilm products.  Costs for both polyester and silver remained generally stable in fiscal year 2003 as a result of a relative balance between supply and demand.  There can be no assurance, however, that the current conditions will continue.

Intelicoat Technologies and Anacomp entered into a four-year agreement in October 2001, in which Intelicoat agreed to supply Anacomp with duplicate microfilm.  At this time Intelicoat is the exclusive provider of duplicate microfilm to Anacomp.  There is only one other international qualified supplier of duplicate film.

Anacomp’s XFP2000 system utilizes a proprietary, patented original film canister and the original film used in that canister is supplied exclusively by Kodak.  We also purchase from Kodak substantially all of our requirements for original microfilm for earlier-generation systems that we manufactured as well as other older systems.

Industry Segments and Foreign Operations

Anacomp’s business is focused in the document management industry.  In prior years, our business results were reported in two primary business lines, Document Solutions and Technical Services.  We now manage our business through one operating unit.  We believe this approach creates operating efficiencies in our sales and support organizations, and that it will promote business decisions that are more synergistic across product lines.  Financial information concerning our operations in different geographical areas is included in Note 18 of the Notes to the Consolidated Financial Statements.

Bankruptcy Reorganization

On October 19, 2001, we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged plan of reorganization, with the U.S. Bankruptcy Court for the Southern District of California.  The U.S. Bankruptcy Court confirmed the plan on December 10, 2001, and we emerged from bankruptcy effective December 31, 2001.

The primary benefits of our bankruptcy were the elimination of $310 million of senior subordinated notes, related accrued interest of $52.3 million, and the related annual interest expense of approximately $34 million. Additionally, our credit facility was amended such that we cured previous events of default.  New Common Stock was distributed to the holders of the notes as well as to holders of the previously existing Common Stock.

Also, as a result of the Chapter 11 reorganization, the following occurred:

•                  all unexercised stock options were canceled;

•                  prior stock option plans were terminated;

•                  executory contracts were assumed or rejected;

•                  trade creditors were paid in the ordinary course of business and were not impaired;

•                  members of a new Board of Directors were designated by the holders of the subordinated notes;

•                  403,403 shares of new Class A Common Stock were authorized for use in new stock option plans; and

•                  the revolving credit facility was amended.

The U.S. Bankruptcy Court issued its final decree on September 27, 2002 closing the Chapter 11 case.  There are no remaining claims or unrecorded obligations related to the bankruptcy proceedings.

Employees

As of September 30, 2003, we employed approximately 1,300 people at multiple facilities and offices in North America and Europe.  Some of our employees in certain European countries are represented by worker’s councils. We consider our employee relations to be good.

Executive Officers

The current executive officers of the Company, their ages (as of November 22, 2003) and their positions with the Company are listed in the following table:

NAME	AGE	PRINCIPAL OCCUPATION
Jeffrey R. Cramer	50	President and Chief Executive Officer
Linster W. Fox	54	Executive Vice President and Chief Financial Officer
Richard V. Keele	54	Executive Vice President, Global Marketing
Frank Roche	57	Executive Vice President and General Manager International
Paul J. Najar	41	Executive Vice President-Administration, General Counsel and Secretary
Nicholas A. Salimbene	52	Executive Vice President of North American Sales
Arthur J. DiScipio	51	Senior Vice President of North American Operations
James P. Hunt	44	Senior Vice President of Materials and Repair

The business experience of each executive officer for the past five years is described below.  Each executive officer holds office until his successor is chosen and qualified or until his earlier death, resignation or removal.

Jeffrey R. Cramer was elected Chief Executive Officer on October 1, 2002 and President on March 18, 2002.  Prior to that, he was our Senior Vice President-Technical Services since August 13, 1997.  Mr. Cramer joined Anacomp in July 1996 with Anacomp’s acquisition of COM Products, Inc., referred to as CPI, and served as Senior Vice President-Business Development from February to August 1997.  Mr. Cramer had served as President of CPI since March 1987.

Linster W. Fox was elected Executive Vice President on April 25, 2002, Director from November 2, 2001 until February 2003, and Senior Vice President and Chief Financial Officer on November 15, 2000, having served as Senior Vice President and Corporate Controller since August 2, 1999, and Vice President and Controller since July 1998.  From January 1996 to June 1998, Mr. Fox served as Vice President and U.S. Controller.  Previously, Mr. Fox served as Vice President and Controller of our Poway Operations from May 1995 to December 1995.  From October 1992 to May 1995, Mr. Fox was Vice President of Finance and Administration for Poway Operations.  Prior to that, Mr. Fox served as Vice President of Finance and Administration for our International Operations from October 1990 to October 1992.

Richard V. Keele was elected Executive Vice President on April 25, 2002 and has led Anacomp’s Global Marketing since June 2002.  Mr. Keele served as Senior Vice President and Chief Technology Officer since September 2000.  Mr. Keele joined Anacomp in January 1997 with the Company’s acquisition of Data/Ware Development, Inc. thereafter he served as Senior Vice President of Product Development and President of the Data/Ware Group.

Frank Roche was elected Executive Vice President – International on July 22, 2002.  Mr. Roche joined Anacomp in November 1997 serving as Technical Services Director for the UK and then was promoted to Technical Services Director for the International Region.  Prior to joining Anacomp, Mr. Roche was Managing Director and CEO for the Fortay Group Holdings in the UK from 1991 to 1997.

Paul J. Najar was elected Executive Vice President – Administration, General Counsel and Secretary on April 25, 2002 after serving as Vice President- Administration, General Counsel and Secretary since November 15, 2000.  Mr. Najar had served as Associate General Counsel and Assistant Secretary since joining Anacomp in October 1996. Prior to joining Anacomp, Mr. Najar was an attorney for the University of California, Irvine from May 1992 to October 1996.

Nicholas A. Salimbene was promoted to Executive Vice President of North American Sales and Operations in April 2003 and then concentrated on just Sales in September 2003.  Before that, he served as Senior Vice President-West Operations for one year.  He now has overall responsibility for all North American sales activities.  Mr. Salimbene came to Anacomp in 1980 and in addition to the roles of EVP North American Sales and SVP-West Operations, Mr. Salimbene served as Senior Vice President–U.S. Operations Document Solutions; Senior Vice-President East Operations and Sales; Regional Vice President–Mid-America Sales and Operations; District Manager, Western Pennsylvania; and Sales Executive.

Arthur J. DiScipio joined Anacomp in 1997 and is responsible for Anacomp’s North American Field Operations consisting of all of the Data Centers and the Field Service Delivery Organization. Mr. DiScipio leads the largest organization in Anacomp responsible for the daily delivery of COM, print, scanning, CD, and multi-vendor field services.  Mr. DiScipio formerly held the position of Senior Vice President of the Eastern U.S. Operations and prior to that, Vice President of the U.S. and Canadian Technical Services Organization.  Prior to joining Anacomp, Mr. DiScipio held key corporate and field management positions during his 16-year career with Digital Equipment Corporation.

James P. Hunt was elected to Senior Vice President of Materials and Repair on July 22, 2002 after serving as Vice President of Resource and Materials Management since January 25, 2001.  Mr. Hunt joined Anacomp in 1981, previously serving as Vice President of Materials, as well as in a variety of management roles within the materials/manufacturing arena.

ITEM 2.                        PROPERTIES

Anacomp’s headquarters are in San Diego, California.  This facility houses our management, marketing, finance, accounting, legal and information technology groups.  An additional facility located in Vista, California houses the equipment/supplies, Multi-Vendor Services, COM Professional Services groups, and our call center and a depot repair facility. We also lease office space for sales and service centers in a variety of locations around the world.  The following table indicates the square footage of our facilities:

	Operating Facilities	Other Facilities	Total
United States:
Leased	550,517	76,900	627,417

International:
Leased	146,327	24,909	171,236
Total	696,844	101,809	798,653

“Other facilities” consists of currently unused space, portions of which have been subleased to others.  Management considers its facilities adequate for its present needs and does not believe that it would experience any difficulty in replacing any of its present facilities if any of its current agreements were terminated.

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

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended September 30, 2003, no matters were submitted to a vote of Anacomp’s security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Anacomp’s Class A and Class B Common Stock are traded on the OTC Bulletin Board.  Class B Common Stock is not actively traded and is quoted only on a limited basis, and, as a result there is no established public trading market with respect to Class B Common Stock.  The Class A Common Stock is traded under the symbol ANCPA.  The following table sets forth the range of high and low closing prices for our Class A Common Stock for the periods indicated, as reported by the OTC Bulletin Board (these quotations reflect inter-dealer prices, without retail mark up, mark down, or commissions, and may not necessarily represent actual transactions):

	Fiscal Year 2003		Fiscal Year 2002
	High	Low	High		Low
First quarter	$25.00	$18.00		(a)		(a)
Second quarter	20.25	15.75	$27.00		$21.00
Third quarter	17.25	15.75	31.00		26.00
Fourth quarter	23.25	15.00	26.75		22.00

(a)          Due to the bankruptcy reorganization, common stock prices for Anacomp prior to December 31, 2001 have been excluded.

Management currently intends to retain any future earnings for use in the operation and development of the business and, therefore, does not expect to declare or pay any cash dividends on our capital stock.  In addition, our borrowing agreements prohibit the payment of cash dividends on our capital stock.  As of December 19, 2003, there were approximately 114 holders of record of our Class A Common Stock and approximately 70 holders of record of our Class B Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently maintain two compensation plans that provide for the issuance of our Class A Common Stock to officers and other employees, directors and consultants.  These consist of the 2001 Stock Option Plan, which has been approved in the bankruptcy proceedings by the parties that became our shareholders, and the 2003 Outside Director Compensation Plan (the “2003 Plan”), which has not been approved by our shareholders.  The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of September 30, 2003:

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders	210,000	$26.00	193,403
Equity compensation plans not approved by shareholders (1)	0	N/A	50,000
Total	210,000	N/A	243,403

(1)         On November 3, 2003, we offered grants of 1,800 shares each to our five then current outside board members under the 2003 Plan.  Three of these outside directors accepted grants of 5,400 restricted shares in aggregate for which there was no exercise price.  Two other directors elected to defer these grants.  We intend to terminate the 2003 outside Director Compensation Plan after shareholder approval of the 2004 Outside Director Compensation Plan.

Material features of the 2003 Outside Director Compensation Plan

As of September 30, 2003, we had reserved 50,000 shares of Class A Common Stock for issuance under the 2003 Plan.  The 2003 Plan provides for a one time grant of 1,800 shares of Class A Common Stock to outside directors, the consideration of which shall be services actually rendered to Anacomp for its benefit.  Under the terms of this Plan, outside directors can defer receipt of these shares (as well as cash directors fees).  All deferred fees are paid immediately prior to the effective date of a change in control of Anacomp.

ITEM 6.                        SELECTED FINANCIAL DATA

The Company prior to the bankruptcy reorganization is referred to in this Annual Report on Form 10-K as the “Predecessor Company” and the Company after the bankruptcy reorganization is referred to in this Annual Report on Form 10-K as the “Reorganized Company.”  The following Selected Financial Data of the Company should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 of this Annual Report on Form 10-K, and with the consolidated financial statements and the related notes thereto included elsewhere herein:

	Reorganized Company		Predecessor Company
	Year ended	Nine months ended	Three months ended	Year ended	Year ended	Year ended
(In thousands, except per share data)	9/30/03	9/30/02	12/31/01	9/30/01	9/30/00	9/30/99
Revenues	$204,023	$173,807	$68,024	$306,348	$383,197	$442,162
Operating income (loss) from continuing operations	2,084	3,219	2,333	(1,621)	(67,648)	(28,539)
Reorganization items (b)	—	—	13,328	—	—	—
Gain on extinguishment of debt (c)	—	—	265,329	—	—	—
Income (loss) from continuing operations before income taxes	1,071	799	277,810	(44,274)	(108,248)	(66,045)
Gain on sale of discontinued operations (a)	7,995	—	—	—	—	—
Net income (loss)	7,306	(2,312)	277,360	(47,491)	(111,434)	(67,992)
Basic and diluted net income (loss) per share	$1.81	$(0.57)

	Reorganized Company		Predecessor Company
	As of	As of	As of	As of	As of
(In thousands)	9/30/03	9/30/02	9/30/01	9/30/00	9/30/99
Current assets	$57,471	$72,453	$81,315	$85,442	$117,603
Current liabilities (d)	41,460	78,952	475,603	458,673	124,787
Total assets	164,941	185,949	207,818	238,289	330,517
Long-term debt, less current portion (d)	—	—	—	—	312,740
Stockholders’ equity (deficit)	101,143	93,144	(277,927)	(230,926)	(117,636)

(a)          We realized a gain of $8 million on the sale of our Switzerland subsidiaries effective on October 1, 2003.

(b)         Reorganization items represent expense and adjustments resulting from our reorganization and consist of professional fees incurred subsequent to our Chapter 11 filing totaling $1 million, fair value adjustments made to assets and liabilities totaling $16.9 million and other asset write-offs and settlements totaling $2.6 million (primarily related to our extinguished debt) in Fresh Start Reporting.

(c)          Gain on extinguishment of debt resulted from our bankruptcy proceedings and emergence from Chapter 11 proceedings on  December 31, 2001.

(d)         We did not make required interest payments on our senior subordinated notes on October 1, 2000 and April 1, 2001.  Accordingly, the Notes balance outstanding, $310.9 million and $311.3 million at September 30, 2001 and 2000, respectively, have been classified as a current liability.

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our 2001 Bankruptcy

On October 19, 2001, we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged plan of reorganization with the U.S. Bankruptcy Court for the Southern District of California.  Under the plan we eliminated $310 million of senior subordinated notes, related accrued interest of $52.3 million and the related annual interest expense of $34 million.  New Common Stock was distributed to the holders of the notes as well as to holders of the previously existing Common Stock.  The U.S. Bankruptcy Court confirmed the plan of reorganization on December 10, 2001, and we emerged from bankruptcy effective December 31, 2001.  The U.S. Bankruptcy Court issued its final decree on September 27, 2002 closing the Chapter 11 case.  We are not aware of any remaining claims or unrecorded obligations related to the bankruptcy proceedings.

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

•                  defined benefit plans;

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

In accordance with SOP 97-2, ‘‘Software Revenue Recognition,’’ we recognize revenues from software license agreements provided that all of the following conditions are met:

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

Allowance for doubtful accounts, inventory valuations, litigation and environmental matters. We must make estimates of the uncollectability of our accounts receivable. When evaluating the adequacy of the allowance for doubtful accounts, we specifically analyze accounts receivable as well as historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Our accounts receivable balance was $29.8 million, net of allowance for doubtful accounts of $1.5 million, as of September 30, 2003.

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than management projects, we may need to write down additional inventory.

We estimate ranges of liability related to pending litigation based on claims for which we can determine the probability of loss and estimate the amount and range of loss. When an estimate of loss is deemed probable we record our best estimate of the expected loss or the minimum estimated liability related to those claims, where there is an estimable range of loss. Because of the uncertainties related to both the outcomes and ranges of loss on currently pending litigation, we have not accrued for any litigation losses as of September 30, 2003. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates as necessary. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Xidex Corporation, a company that we acquired in 1988, was designated by the United States Environmental Protection Agency (‘‘EPA’’) as a potentially responsible party for investigatory and cleanup costs incurred by state and federal authorities involving locations included on a list of EPA’s priority sites for investigation and remedial action under the federal Comprehensive Environmental Response, Compensation, and Liability Act. At September 30, 2003, we have an estimated EPA liability for cleanup costs for the aforementioned locations and other sites totaling $1.2 million.  During fiscal year 2001,we recorded a $1.0 million reduction to our EPA liability previously estimated and accrued upon release from certain further clean-up activity. Remedial action required by the EPA may exceed our current estimates and reserves and we may incur additional expenses related to environmental clean-up.

Defined benefit retirement plans.  The plan obligations and related assets of defined benefit retirement plans are present in Note 13 of the Notes to Consolidated Financial Statements.  Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, we utilize the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments.  Salary increase assumptions are based upon historical experience and anticipated future management actions.  Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.  At September 30, 2003, the range of weighted-average actuarial assumption of our international plans were: discount rate 5.43%; long-term rate of return on plan assets 6.63%; and assumed salary increases 3.07%.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax asset as of September 30, 2003 was zero, net of a valuation allowance of approximately $39.8 million, due to uncertainties related to our ability to utilize our net deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we could materially impact our financial position and results of operations.

The tax benefits of pre-reorganization net deferred tax assets will be reported first as a reduction of the reorganization asset and then as a reduction to non-current intangible assets arising from the reorganization, and finally as a credit to stockholders’ equity. These tax benefits will not reduce future income tax expense for financial reporting purposes.

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

When we determine that the carrying value of intangibles, long-lived assets and reorganization value in excess of identifiable net assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and reorganization value in excess of identifiable assets amounted to $107.5 million as of September 30, 2003.

The assigned fair values of the Reorganized Company and its assets and liabilities represent significant estimates that we made based on facts and circumstances available. Valuation methodologies employed in estimating fair values also require the input of highly subjective assumptions and predictions of future events and operations. Actual future events and results could differ substantially from management’s estimates and assumptions. Unfavorable changes compared to our projections used for Fresh Start Reporting purposes (which were based on our best estimates and information available at that time) could result in future impairments of our reorganization asset and identifiable intangible assets, which could be material.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosure relating to it in this Management Discussion and Analysis.

Results of Operations

The following results of operations information includes our historical information from prior to December 31, 2001, the effective date we emerged from bankruptcy and is identified as results of operations of Predecessor Company.  The results of operations for the year ended September 30, 2003 and for the nine months ended September 30, 2002 represent the Reorganized Company after adopting Fresh Start Reporting.  Due to our reorganization and the implementation of Fresh Start Reporting, the financial information for the Reorganized Company is not comparable to the Predecessor Company.  In addition, in the fourth quarter of fiscal year 2002 we committed to a plan to sell our Switzerland operations and in the third quarter we sold two smaller operating units.  The operating results for these units have been classified as income from discontinued operations for the nine-month period ended September 30, 2002.  For Predecessor Company prior periods presented these units were not material to our consolidated results and are therefore not reported as discontinued operations.

To facilitate a meaningful comparison of Anacomp’s year-to-date operating performance, the following discussion of results of operations on a consolidated basis is presented on a traditional comparative basis for all periods.  However, the pro forma results of operations presented below for the twelve-month period ended September 30, 2002 combines the nine-month period ended September 30, 2002 on a Reorganized Company basis with the three-month period ended December 31, 2001 on a Predecessor Company basis.  These periods and bases of accounting are not comparable and we have presented them separately in the accompanying Consolidated Statements of Operations.

CONSOLIDATED RESULTS OF OPERATIONS

	Fiscal Year Ended September 30,
(in thousands, unaudited)	2003 (Reorganized Company)	2002 (Pro Forma Basis)	2001 (Predecessor Company)
Revenues:
Services	$166,594	$195,837	$236,635
Equipment and supply sales	37,429	45,994	69,713
	204,023	241,831	306,348
Cost of revenues:
Services	113,789	131,729	155,273
Equipment and supply sales	25,353	32,868	51,455
	139,142	164,597	206,728

Gross profit	64,881	77,234	99,620
Costs and expenses:
Engineering, research and development	6,397	6,985	7,208
Selling, general and administrative	51,720	59,265	83,527
Amortization of intangible assets	1,983	4,383	11,713
Restructuring charges (credits)	2,697	1,049	(1,207)

Operating income (loss) from continuing operations	2,084	5,552	(1,621)

Other income (expense):
Interest income	257	508	1,338
Interest expense and fee amortization	(1,789)	(6,183)	(43,860)
Gain on extinguishments of debt	—	265,329	—
Other	519	75	(131)
	(1,013)	259,729	(42,653)
Income (loss) from continuing operations before reorganization items and income taxes	1,071	265,281	(44,274)
Reorganization items	—	13,328	—
Income (loss) from continuing operations before income taxes	1,071	278,609	(44,274)
Provision for income taxes	1,760	4,474	3,217
Income (loss) from continuing operations	(689)	274,135	(47,491)
Income from discontinued operations, net of taxes	—	913	—
Gain on sale of discontinued operations, net of taxes	7,995	—	—
Net income (loss)	$7,306	$275,048	$(47,491)

We reported net income of $7.3 million for the year ended September 30, 2003.  This was primarily due to our $8 million gain from the sale of our Switzerland subsidiaries.  Excluding this gain, we would have reported a loss for the year of $0.7 million, due primarily to the continuing decline in COM-based revenue and to the restructuring costs we incurred to mitigate the decline.  Net income for the year ended September 30, 2002 was $275 million, due primarily to the cancellation of our senior subordinated notes payable and the implementation of Fresh Start reporting subsequent to our 2001 bankruptcy.  We reported a net loss of $47.5 million in fiscal year 2001, due primarily to interest costs incurred on our senior subordinated debt prior to bankruptcy.  Positive cash flows provided by operations were $14.4 million for the twelve months ended September 30, 2003.  At September 30, 2003, we had positive working capital of $16 million, and stockholders’ equity of $101.1 million.

During the fiscal year ended September 30, 2003, our COM related revenues (including COM/Other Output Services, COM Professional Services, Equipment/Supplies and CD/Digital) continued to decline at historical rates.  We consolidated our COM related operations in order to maintain our operating profit margins resulting in restructuring charges totaling $2.9 million.

The decline in COM related revenue, during the most recent fiscal year was partially offset by the growth in revenue in our MVS and docHarbor Web Presentment product lines.  For the twelve months ended September 30, 2003 we reported net income of $7.3 million, primarily resulting from the $8 million gain on the sale of our Switzerland subsidiaries on October 18, 2003.  The proceeds from this sale along with cash flow generated from operations enabled us to reduce the balance outstanding on our credit facility by $24.1 million in fiscal year 2003.

On November 24, 2003, we signed a new credit agreement with Fleet National Bank (“Agent”) and Union Bank of California.  The new facility is for a maximum commitment of $22.5 million with a term of two years from November 24, 2003. The agreement provides for a standby letter of credit sublimit of up to $10.0 million. Borrowing availability is limited to the lesser of (a) the maximum commitment of $22.5 million or (b) the borrowing base plus an over-advance facility for acquisitions.

Fiscal Year Ended September 30, 2003 vs. Fiscal Year Ended September 30, 2002

General.  We reported net income of $7.3 million in fiscal year 2003, primarily as a result of our gain on the sale of our Switzerland subsidiaries, compared to net income of $275 million in fiscal year 2002, which was principally due to the cancellation of our senior subordinated notes and implementation of Fresh Start accounting subsequent to our 2001 bankruptcy.  COM based revenues continued to decline in line with historical trends; however, both MVS and docHarbor Web Presentment revenues continued to grow at a double-digit rate over the prior year’s revenue.  Cash flow from operations for the twelve months ended September 30, 2003 was $14.4 million, which in addition to our September 30, 2002 cash on hand, and proceeds from the sale of our Switzerland subsidiaries, enabled us to reduce our outstanding credit facility balance by $24.1 million during the fiscal year.

Revenues.  Our revenues totaled $204 million in fiscal year 2003, a decrease of 16%, or $37.8 million, from $241.8 million in fiscal year 2002.

We define our product lines as follows:

MVS – Multi-Vendor Services where Anacomp acts as a third party maintainer, provides support services such as on-site maintenance, call center/help desk or depot repair, laser printer maintenance and associated hardware sales.

docHarbor Web Presentment – Transmitted ingestion, storage, delivery and internet browser-based access to documents. Also includes license sales and maintenance for the docHarbor software that is our Web platform in the US.

CD/Digital – CD based document management services, scanning, and digital software sales.

COM/ Other Output Services – Our Computer Output Microfilm and laser printer document management services.

COM Professional Services – Our maintenance services for Computer Output Microfilm and other micrographic products.

Equipment/Supplies – Computer Output Microfilm original and duplicate film, chemistry and hardware sales.

Product Line	FY 2003	FY 2002	Change	Percentage change
MVS	$34,124	$27,069	$7,055	26%
docHarbor Web Presentment	18,789	15,716	3,073	20%
CD/Digital	28,300	39,639	(11,339)	(29)%
COM/Other Output Services	70,807	92,615	(21,808)	(24)%
COM Professional Services	20,834	25,402	(4,568)	(18)%
Equipment/Supplies	31,169	41,390	(10,221)	(25)%
Total	$204,023	$241,831	$(37,808)	(16)%

The $7.1 million, or 26%, increase in MVS revenues over prior year revenue reflects the increase in new OEM agreements and the resulting continued growth in our Multi-Vendor Services offerings.  We have experienced several years of continuous growth in MVS revenues, and we expect continued growth in this area as we expand our service offerings to include call center/help desk and depot repair capabilities.  The relative makeup of total professional services revenues continues to migrate from COM to MVS.   In fiscal year 2003, MVS revenues

represented 62% of total professional services revenue (MVS plus COM professional services), compared to 52% in the prior year.

docHarbor Web Presentment revenues increased $3.1 million, or 20% over prior year revenue.  This reflects the addition of new customers and additional revenue from established customers as they have increased the number of their applications utilizing our Web services.  We expect continued revenue growth in this product line resulting from increased customer awareness and recognition, a strong year-end sales pipeline, increased acceptance of outsourcing non-core business processes and tighter regulations around financial reporting and record keeping.  We believe that pricing for this product may become more aggressive in the future, and we must remain competitive with alternative in-house solutions.

CD/Digital revenue declined $11.3 million, or 29%, from prior year revenue.  This decrease was primarily the result of the sale of our Switzerland and other operations in 2002.  CD/Digital revenue from the Switzerland operations included in the twelve months ended September 30, 2002 totaled $6.1 million.  The remaining decline is due primarily to the availability of alternative web-based or in-house solutions that have become more affordable and practical.

COM/Other Output Services revenue declined $21.8 million, or 24%, from the prior year.  This decline reflects the decreased volumes processed in our data centers and continues the trend experienced in prior years.  We expect that COM revenues will continue to decline in future fiscal years.

COM Professional Services revenues declined $4.6 million, or 18%, from the prior year.  This decline reflects the continued decrease in the number of COM units in operation worldwide.  We expect that the number of COM units in use worldwide will continue to decline as organizations choose to outsource the functions to service centers, such as those operated by Anacomp, or elect to utilize other options such as in-house or document storage systems.

Equipment and supplies revenue declined $10.2 million, or 25%, over the prior year.  This decrease was largely the result of the decline in demand for and use of COM units.

Due to the general weakening of the U.S. dollar during fiscal 2003, our total net revenues were favorably impacted by foreign exchange as compared with fiscal 2002.  The impact of the foreign exchange benefit in fiscal 2003 as compared with fiscal 2002 approximated 4% on total net revenues for fiscal 2003.

Gross Margins.  Our gross margin as a percentage of revenues remained steady at 32% for fiscal years 2003 and 2002, and in dollars decreased from $77.2 million in 2002 to $64.9 million in 2003.  We were able to maintain the gross margin percentage of revenues in spite of the revenue declines through cost savings resulting from our recent and prior restructuring activities, which included the consolidation and downsizing of facilities and reductions in our work force.

Engineering, Research and Development.  Engineering, research and development expenditures decreased $0.6 million, or 8%, from the prior year.  These costs represented 3% of total revenues in both fiscal years 2003 and 2002.  These expenses will not necessarily have a direct or immediate correlation to revenues.  We continue to build and support our outsource service solutions base and corresponding internet and digital technologies.  Most of these expenditures were in support of the docHarbor Web Presentment and CD/Digital services and, to a lesser extent, COM products.

Selling, General and Administrative.  SG&A expenses decreased from $59.3 million for the year ended September 30, 2002 to $51.7 million for the year ended September 30, 2003.  The $7.6 million, or 13%, decrease resulted in part from the sale of our Switzerland operations, which had $1.3 million of related expenses included in the prior period.  The majority of the decrease in 2003 was due to benefits realized from our recent restructuring activities and cost savings initiatives.

Amortization of Intangible Assets. Amortization of intangible assets decreased 55%, from $4.4 million for the year ended September 30, 2002, to $2 million for the year ended September 30, 2003.  The prior year period amortization expense included amortization, during the first quarter of fiscal 2002, of goodwill related to prior year acquisitions.  All goodwill assets from the Predecessor Company were eliminated in conjunction with Fresh Start Reporting.  Amortization expense after December 31, 2001 reflects the amortization of identifiable intangible assets valued as part of Fresh Start Reporting.

Restructuring Charges.  In the third and fourth quarters of fiscal year 2003, we recorded restructuring charges totaling $2.9 million related to data center consolidation and reorganization of parts of our corporate, marketing, sales, and international operating organizations.  The charges consist primarily of employee severance and termination-related costs totaling $2.5 million for approximately 178 employees, all of whom were notified and have left the Company. The remaining accrued but unpaid liability of $1.5 million is expected to be paid by the end of calendar year 2003 for all but one employee, whose payments will continue through March of 2004.  Also included in the $2.9 million charge is $0.4 million of facility closure costs, including incremental travel and relocation costs incurred as a result of our consolidation efforts.  At September 30, 2003, $0.3 million of this amount remains unpaid, and we expect that payments (non-cancelable facility lease payments) will continue through December of 2007.

The $2.9 million current year restructuring charge is partially offset by $0.2 million in credits to restructuring charges recorded in fiscal years 2002 and 2000, resulting primarily from favorable lease transactions.

In the third quarter of fiscal year 2002, we recorded a restructuring charge of $2.1 million related to the reorganization of our operations from two business units to one entity.  The reorganization of the workforce consisted of combining the field organizations of Document Solutions and Technical Services into one organization, the establishment of an executive level position to oversee all sales and marketing activities and a single support group for our data centers, docHarbor Web Presentment operations, field services operations and process quality.  The restructuring charges included $1.6 million in employee severance and termination related costs for approximately 100 employees, all of whom left the Company.  The restructuring charges also include approximately $0.4 million for the closure of a data center.

In the first quarter of fiscal year 2002, we reversed $1 million of business restructuring reserves primarily related to favorable circumstances related to the shutdown of our Japanese subsidiary.  The closure costs to vacate our facility in Japan, cost to fulfill our contract obligations and severance and related professional costs up to that time were less than anticipated at the time the accrual was recorded.

Interest Expense and Fee Amortization.  Interest expense decreased to $1.8 million for the year ended September 30, 2003 from $6.2 million for the year ended September 30, 2002.  The expense from both periods is related primarily to interest on the revolving credit facility.  The decrease in interest expense reflected our lower credit facility liability balance in fiscal year 2003 due to the repayment of $24.1 million in the current fiscal year.  We expect interest expense to be less in 2004 as a result of the reduction in the credit facility balance outstanding.

Provision for Income Taxes.  Tax expense totaled $1.8 million in fiscal 2003 and related primarily to earnings of our foreign subsidiaries.  Tax expense in 2002, totaling $4.5 million, consisted of $1.7 million related to earnings of foreign subsidiaries and $2.8 million related to domestic operations.  The significant fiscal year 2002 provision compared to income before income taxes, results from taxes related to foreign operations and to cancellation of life insurance policies for which cash surrender value increases had not been tax effected in prior years.

Discontinued Operations.  During the fourth quarter of fiscal year 2002, we adopted a plan to divest our Switzerland businesses and on October 18, 2002 we completed a sale.  The Switzerland operations were not material to our consolidated results prior to December 31, 2001.  As a result, the statements of operations for the fiscal year ended September 30, 2001 and for the three months ended December 31, 2001 do not segregate the Switzerland operations as discontinued.

Fiscal Year Ended September 30, 2002 vs. Fiscal Year Ended September 30, 2001

General.  We reported net income of $275 million in fiscal year 2002, primarily as a result of the extraordinary gain recognized as a result of our Chapter 11 reorganization effective December 31, 2001, compared to a net loss of $47.5 million in fiscal year 2001.  COM based revenues continued to decline in line with historical trends, however, both MVS and docHarbor Web Presentment revenues grew at a double-digit rate over the prior year revenue.  Cash flow from continuing operations for the twelve months ended September 30, 2002 was $18.8 million, which in addition to our September 30, 2001 cash on hand, enabled us to reduce our outstanding credit facility balance by $25 million during the fiscal year.

Revenues.  Our revenues totaled $241.8 million in fiscal year 2002, a decrease of 21%, or $64.5 million, from $306.3 million in fiscal year 2001.

Product Line	FY 2002	FY 2001	Change	Percentage change
MVS	$27,069	$22,383	$4,686	21%
Web Presentment	15,716	11,129	4,587	41%
CD/Digital	39,639	54,662	(15,023)	(27)%
COM/Other Output Services	92,615	120,344	(27,729)	(23)%
COM Professional Services	25,402	34,523	(9,121)	(26)%
Equipment/Supplies	41,390	63,307	(21,917)	(35)%
Total	$241,831	$306,348	$(64,517)	(21)%

The $4.7 million, or 21%, increase in MVS revenues over prior year revenue reflected the increase in new OEM agreements and the resulting continued growth in our Multi-Vendor Services offerings.  In fiscal year 2002, MVS revenues exceeded COM Professional Services revenues for the first time

Web Presentment revenues increased $4.6 million, or 41% over prior year revenue.  This reflected the addition of new customers and additional revenue from established customers as they have increased the number of applications utilizing our Web services.

CD/Digital revenue declined $15 million, or 27%, from prior year revenue.  This decrease was primarily the result of the treatment of the Switzerland operations as discontinued for the nine-months ended September 30, 2002.  Switzerland CD/Digital revenue totaled $17.7 million and $5.9 million in the year ended September 30, 2001 and three-months ended December 31, 2001 respectively.  Also, CD services have become less specialized and more of a commodity, and customers have opted for in-house or on-line solutions.

COM/Other Output Services revenue declined $27.7 million, or 23%, from the prior year.  This decline reflected the decreased volumes processed in our data centers and continues the trend experienced in prior years.

COM Professional Services revenues declined $9.1 million, or 26%, from the prior year.  This decline reflected the continued decrease in the number of COM units in operation worldwide.  We expect that the number of COM units in use worldwide will continue to decline.

Equipment and supplies revenue declined $21.9 million, or 35%, over the prior year.  This decrease was largely the result of the decline in demand and use of COM units.

Gross Margins.  Our gross margin as a percentage of revenues declined slightly from 33% ($99.6 million) for fiscal year 2001 to 32% ($77.2 million) for fiscal year 2002.  We were able to maintain the gross margin percentage of revenues in spite of the revenue declines through cost savings resulting from our recent and prior restructuring activities, which included the consolidation and downsizing of facilities and reductions in our work force.

Engineering, Research and Development.  Engineering, research and development expenditures decreased $0.2 million, or 3%, over the prior year.  These costs represented 3% and 2% of total revenues for fiscal years 2002 and 2001, respectively.  These expenses will not necessarily have a direct or immediate correlation to revenues.

Selling, General and Administrative.  SG&A expenses decreased from $83.5 million for the year ended September 30, 2001 to $59.3 million for the year ended September 30, 2002.  The $24.3 million, or 29%, decrease was primarily the result of fiscal year 2001 charges of $5.4 million for the settlement of a litigation matter, $5.1 million in legal, professional and financial advisory costs related to the restructuring of the Company’s senior subordinated notes and $3.9 million in legal, professional, and severance costs associated with preparations for a sale of DSI (Document Solutions International).  The remainder of the reduction in SG&A costs were primarily attributable to the benefits of the integration of the former web service business unit into the Document Solutions business unit, begun in May 2001. Additional annualized savings of approximately $3.5 million were expected as a result of the 2002 reorganization of our operations from two business units into one entity.

Amortization of Intangible Assets. Amortization of intangible assets decreased 63%, from $11.7 million for the year ended September 30, 2001, to $4.4 million for the year ended September 30, 2002.  Fiscal year 2001 amortization expense represented the amortization of goodwill related to acquisitions in prior years.  All goodwill assets from the Predecessor Company were eliminated in conjunction with Fresh Start Reporting.  Fiscal year 2002 amortization expense reflects the amortization of identifiable intangible assets valued as part of Fresh Start Reporting.

Restructuring Charges (credits).  In the third quarter of fiscal year 2002, we recorded a restructuring charge of $2.1 million related to the reorganization of our operations from two business units to one entity.  The reorganization of the workforce consisted of combining the field organizations of Document Solutions and Technical Services into one organization, the establishment of an executive level position to oversee all sales and marketing activities and a single support group for our data centers, docHarbor Web Presentment operations, field services operations and process quality.  The restructuring charges included $1.6 million in employee severance and termination related costs for approximately 100 employees, all of whom left the Company by September 30, 2002.  The restructuring charges also included approximately $0.4 million for the closure of a data center.  As a result of the restructuring we anticipated annual savings of approximately $7.1 million, or approximately $0.6 million monthly.  We achieved a phase-in of cost savings in the fourth quarter of fiscal year 2002.

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

Interest Expense and Fee Amortization.  Interest expense decreased to $6.2 million for the year ended September 30, 2002 from $43.9 million for the year ended September 30, 2001.  Current year expense included interest (approximately $1.7 million) on our senior subordinated notes only up to October 19, 2001, the date we filed Chapter 11 bankruptcy.  Prior year expense included a full twelve months of interest (approximately $34 million) on the notes.  The remainder of expense from both periods is related primarily to interest on the revolving credit facility.

Other income on Extinguishment of Debt.   Other income on extinguishment of debt, net of taxes, totaled $265.3 million for the three-month period ended December 31, 2001 as compared to none in the comparable prior year period and resulted from our bankruptcy proceedings and emergence from Chapter 11 proceedings on December 31, 2001.

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

Provision for Income Taxes.  In fiscal year 2002, tax expense totaling $4.5 million consisted of $1.7 million related to earnings of foreign subsidiaries and $2.8 million related to domestic operations.  The provision for income taxes of $3.2 million for the year ended September 30, 2001 related primarily to earnings of foreign subsidiaries.  The significant fiscal year 2002 provision compared to income before income taxes results from taxes related to foreign operations and to cancellation of life insurance policies for which cash surrender value increases had not been tax effected in prior years.

Discontinued Operations.  During the fourth quarter of fiscal year 2002, we adopted a plan to divest our Switzerland businesses and on October 18, 2002 we completed a sale.  The Switzerland operations were not material to our consolidated results prior to December 31, 2001.  As a result, the statements of operations for the fiscal year ended September 30, 2001 and for the three months ended December 31, 2001 do not segregate the Switzerland operations as discontinued.

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

In fiscal year 2003, we generated cash from operations of $14.4 million, compared to $21.6 million in fiscal year 2002.  Although we had net income of $7.3 million in fiscal 2003, $8 million was from the sale of discontinued operations.  The remaining change in operating cash flows in 2003 consisted primarily of non-cash charges such as depreciation and amortization.  Net cash from operations in fiscal year 2002 primarily reflects our operating income which was primarily the result the gain on extinguishments of debt and related results, offset by non-cash charges for depreciation, amortization and utilization of deferred tax asset without rate benefit and an increase in payables.

Net cash provided by investing activities was $11.1 million in the current fiscal year, compared to cash used in investing activities of $3.9 million in the comparable prior year period.  The current year period included cash proceeds from the sale of our Switzerland operations and subsidiaries.  Expenditures in both years were primarily for purchases of equipment.

During the quarter ended June 30, 2003, we entered into a service agreement with Dot Hill Systems Corp. (Dot Hill) to provide warranty and non-warranty service and on-site repair support for certain storage network solutions products.  Under the terms of the agreement, Anacomp paid Dot Hill $500,000 to acquire new and used inventory, spare parts, test equipment, software, licenses, customer lists, and other commercial and proprietary information necessary for Anacomp to perform the agreed-upon services.  In addition, Anacomp will pay Dot Hill periodic royalty payments over at least the next two years; a liability of $1.1 million for the minimum royalty payments due is included in “Other accrued liabilities” in the Consolidated Balance Sheet at September 30, 2003.  Additional royalties will be owed to Dot Hill if revenue from services exceed a defined minimum amount.  The initial payment of $500,000 is included as “Payments to acquire product line assets and customer rights” in the investing activities section of the Consolidated Statement of Cash Flows.

Net cash used in financing activities was $24.1 million during the current twelve-month period, compared to $25.1 million used in financing activities in the prior year period.  In both periods, cash was used to pay down the revolving credit facility.

At September 30, 2003, the outstanding revolving credit borrowings were $5.9 million (plus outstanding standby letters of credit of $6.1 million).  During the twelve month period ended September 30, 2003, we paid $24.1 million to reduce the principal outstanding.

Effective November 24, 2003, we entered into a new revolving credit agreement with Fleet National Bank (“Agent”) and Union Bank of California.  The new credit facility is for a maximum commitment of $22.5 million with a term of two years from November 24, 2003. The agreement provides for a standby letter of credit sublimit of up to $10.0 million. Borrowing availability is limited to the lesser of (a) the maximum commitment of $22.5 million or (b) the borrowing base plus an over-advance facility for acquisitions.

The new facility bears interest at a base rate equal to the higher of a) the annual rate of interest announced from time to time by Fleet National Bank as its best rate, or b) one-half of one percent above the Federal Funds Effective Rate, for the portion of the facility equal to the borrowing base. The borrowing base equals 80% of eligible accounts, which include U.S. and Canadian accounts receivable. Eligible accounts of our U.K. based customers may be added at a later time after certain conditions are met.

For borrowings greater than the borrowing base the rate of interest under the new agreement is one and one-half percent higher than the base rate. Interest is due and payable monthly in arrears.  Borrowings greater than the borrowing base are in the form of an over-advance of up to a maximum of $5.0 million at any time to be available exclusively for funding the cash portion of the purchase price of permitted acquisitions; but in no event shall exceed $10.0 million in a four-quarter period. The principal amount of any over-advance shall amortize 1/8 per quarter with the remaining balance due and payable in full at the final maturity date.

The borrowing base for the new credit agreement was  $12.3 million as of November 30, 2003, with borrowing base availability of $2.2 million.

The credit facility is secured by virtually all Anacomp assets and 65% of the capital stock of our foreign subsidiaries. The facility contains covenants relating to limitations on the following:

• additional debt;

• permitted acquisitions; and

• liens and dividends.

The new credit facility also is subject to minimum operating cash flow, a leverage ratio covenant, minimum earnings before taxes and minimum liquidity. In addition, we are required to remit to the Bank Group the net proceeds of any significant capital asset sale.  The banks must approve any buyback of our common stock.

As of December 18, 2003, the outstanding revolving credit borrowings were $4.8 million and borrowing capacity was $2.2 million.

During the past year, our significant paydown of the outstanding balance on our revolving credit facility through both scheduled reductions and from proceeds received on the sale of our Switzerland subsidiaries has substantially improved our working capital position.  The working capital deficiency of $6.5 million at September 30, 2002, is now positive working capital of $16 million at September 30, 2003.

Our cash balance totaled $18.4 million at September 30, 2003 compared to $15.6 million at September 30, 2002. Approximately 65% of the September 30, 2003 cash balance is located at our foreign subsidiaries compared to approximately 49% at September 30, 2002.  Our use of excess cash as additional payments against our credit facility resulted in the decrease of domestic cash on hand.

Off-balance sheet arrangements

We have operating leases for all of our U.S. and international offices and certain equipment.  Rental expense for operating leases was $12.5 million, $9.8 million, $3.3 million and $13.9 million for the year ended September 30, 2003, the nine months ended September 30, 2002, the three months ended December 31, 2001, and the year ended September 30, 2001, respectively.  Future minimum rental commitments under noncancellable leases are 2004, $10.7 million; 2005, $9 million; 2006 $8 million; 2007, $6.8 million; 2008, $6.2 million; and thereafter $14.4 million.

We provide indemnification of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products and services.  We evaluate estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FIN 45.  We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.  To date, aside from a patent infringement case settled in fiscal year 2001, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in our financial statements.

RISK FACTORS

You should carefully consider the following risk factors and all of the other information included in this Form 10-K in evaluating our business and our prospects. Investing in our Class A or Class B Common Stock (collectively, “Common Stock”) involves a high degree of risk. Additional risks and uncertainties may also materially adversely affect our business and financial condition in the future. Any of the following risks could materially adversely affect our business, operating results or financial condition and could result in a complete loss of your investment.

The development of alternate technologies in the document management industry is decreasing the need for our micrographics services and products.

The document management industry is rapidly changing. The recent trend of technological advances and attendant price declines in digital systems and products is expected to continue. As a result, in certain instances, potential micrographics customers have deferred, and may continue to defer, investments in micrographics systems (including our XFP2000 COM system) and the utilization of micrographics service centers while evaluating the abilities of other technologies. In addition, the continuing development of local area computer networks and similar systems based on digital technologies has resulted and will continue to result in many of our customers changing their use of micrographics from document storage, distribution and access to primarily archival use. We believe that this is at least part of the reason for the declines in recent years in both sales and prices of our duplicate film, readers and reader/printers. Our service centers also are producing fewer duplicate microfiche per original for customers, reflecting the shift towards using micrographics primarily for long term archival storage. Revenues for our micrographics services and products, including COM service revenues, COM system revenues, maintenance service revenues and micrographics supplies revenues, have been adversely affected for each of the past five fiscal years and will likely in the future be substantially adversely affected by, among other things, the increasing use of digital technology. COM revenues from services, system and supplies sales declined 23% in 2003 from fiscal year 2002 revenues.  Overall, COM revenues represented 60% of our revenues for the twelve-month period ended September 30, 2003, 66% of our fiscal year 2002 revenues, 71% of 2001 revenues, 77% of 2000 revenues, 83% of 1999 revenues, and 91% of 1998 revenues.  Additionally, the rapidly changing document management industry has resulted in price competition in certain of our businesses, particularly COM services. We have been and we expect to continue to be impacted adversely by the decline in the demand for COM services, the declining market for COM systems and the attendant reduction in supplies revenues. We expect that our revenues for maintenance of COM systems will continue to decline as a result of decreasing use and fewer sales of COM systems. Additionally, the growth of alternate technologies has created consolidation in the micrographics segment of the document management industry. To the extent consolidation in the micrographics segment has the effect of causing major providers of micrographics services and products to cease providing such services and products, the negative trends in the segment, such as competition from alternate technologies described above, may accelerate. If we do not adapt to the rapid changes in the document management industry, our business will suffer and your investment will be adversely affected.

Our revenues could continue to decrease over the next few years, which could inhibit us from achieving or sustaining profitability or even prevent us from continuing to operate.

Our accumulated deficit through December 31, 2001 was eliminated as a result of Fresh Start Reporting. However, we have not recorded sustained profitable operating results for quite some time. To achieve sustained future profitability we will need to generate and sustain planned revenues and maintain reasonable cost and expense levels. We do not know when or if we will become profitable on a sustained basis. If we fail to achieve consistent profitability and generate sufficient cash flows, we will face liquidity and bank covenant issues and our credit facility could become immediately due and payable on demand. Even though we generated operating income from continuing operations before taxes in the years ended September 30, 2003 and 2002, we may not be able to sustain or increase profitability on a quarterly or an annual basis. Any failure on our part to achieve or sustain profitability could cause our stock price to decline.

The development of alternative technologies in the document management industry is decreasing the need for our CD Services.

The document management industry is continuing to change.  The technological advances and price declines in digital systems and products are expected to continue.  As a result, some of our CD services customers are choosing in-house digital solutions and products or other service providers instead of our CD service offerings. We believe that this is part of the reason for the recent declines in our CD service revenues.  Revenues from our CD services declined 6% in 2002 and 20% in 2003 compared to the prior year.  Revenues for CD services have been adversely affected for the last two years and will likely in the future be substantially adversely affected by, among other things, the increasing use of other digital technologies.  Additionally, the rapidly changing document management industry has resulted in price competition in the CD service business.  We expect that our revenues for CD services will continue to decline because of the availability of other technologies.  If we do not adapt to the rapid changes in the document management industry, our business will suffer and your investment will be adversely affected.

If we are unable to decrease our costs to match the decline in our revenues, we may not be able to achieve or sustain profitability.

The decline in the demand for COM services, systems and maintenance and the attendant reduction in supplies revenues have adversely affected our business. Over the past several years, COM revenues from services, system and supplies sales have been steadily decreasing as a percentage of our revenues and declined 23% in 2003 from fiscal year 2002 revenues. We expect that our revenues for maintenance of COM systems will continue to decline as a result of decreasing use and fewer sales of COM systems. We have taken steps such as facilities consolidation and personnel reductions to reduce our cost structure and offset the decrease in COM revenues. We intend to take additional measures as necessary to continue to reduce our cost structure. If these measures are unsuccessful, we will not realize profits from our COM business and your investment may be adversely affected.

Intense competition in the document management industry could prevent us from increasing or sustaining our revenues and prevent us from achieving or sustaining profitability.

The document management industry is becoming increasingly competitive, especially in the market for Internet-based document management services. We face, and will continue to face, competition from other document-management outsource service providers as well as from document management software providers who offer in-house solutions. Some of our competitors are leading original equipment manufacturers with established client relationships in our target markets. Some of our competitors are significantly larger than we are and have greater financial resources, greater name recognition and longer operating histories than we have. Our competitors may be able to respond more quickly or adjust prices more effectively to take advantage of new opportunities or customer requirements. Increased competition could result in pricing pressures, reduced sales, reduced margins or failure to achieve or maintain widespread market acceptance, any of which could prevent us from increasing or sustaining our revenues and achieving or sustaining profitability.

We face business, political and economic risks because a significant portion of our sales is to customers outside of the United States.

Revenues from operations outside the United States accounted for 31% of our total revenue for the fiscal year ended September 30, 2003 and 28% of our total revenue in fiscal year 2002.  Our success continues to depend upon our international operations, and we expect that a significant portion of our total future revenues will be generated from international sales. Our international business involves a number of risks, including:

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

On October 19, 2001 we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and a prepackaged plan of reorganization. The Bankruptcy Court confirmed the plan of reorganization on December 10, 2001 and we emerged from our bankruptcy proceedings effective December 31, 2001. However, our completion of bankruptcy proceedings does not assure our continued success. For example, the bankruptcy proceedings described above are our second bankruptcy: we previously filed a plan of reorganization in January 1996 and emerged from those proceedings in June 1996. If our financial performance does not exceed our recent historical results, the price of our Common Stock could decline and your investment could be materially adversely affected.  Our current credit facility includes covenant restrictions concerning minimum EBITDA interest coverage and leverage ratio covenants.

Fluctuation in our quarterly financial results may cause instability in our stock price.

Our COM business has experienced and continues to decline; however, the rate at which this decline will impact our operations is difficult to predict. Additionally, we attempt to base our operating expenses on anticipated revenue levels, and a substantial percentage of our expenses are fixed in the short term. As a result, any delay in generating or recognizing revenues could cause our operating results to be below expectations. Moreover, the operating expenses from our growth initiatives may exceed our estimates. Any or all of these factors could cause the price of our common stock to decline.

If our future results do not meet or exceed the projections and assumptions we made for Fresh Start Reporting purposes, we may have to write down the values of some of our assets.

On December 31, 2001, as a result of our emergence from bankruptcy, we adopted Fresh Start Reporting. This resulted in material changes to our financial statements including the recording of an asset for “Reorganization value in excess of identifiable net assets.” We determined the value of our business and accordingly, our reorganization asset by making certain projections and assumptions based on historical results as well as our best estimates of expected future market conditions. Unfavorable changes compared to our projections used for Fresh Start Reporting purposes could result in future impairments of our reorganization asset and our identifiable intangible assets. If these assets were to be impaired, the value of your investment could decline.

If we are unable to make technological advancements and upgrades to our current product and services offerings, we will lose market share.

In order to maintain and grow market share, we continually invest in offering new customer solutions and in upgrading our storage and delivery systems and infrastructure. We cannot ensure that we will be able to continue to develop innovations in our software to stay abreast of client needs. We also cannot ensure that we will be able to maintain or upgrade our infrastructure to take advantage of new technology. Our future plans for growth and a return to profitability would be detrimentally affected if we are unable to develop new and innovative customer solutions or if we are unable to sustain our infrastructure.

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

We are highly dependent on the principal members of our management team and the technical expertise of our personnel, especially in our Technical Services group. The success of this business is based on our technical expertise and proven ability to provide fast, expert, on-site service and support around the clock. This service is provided in North America and Europe by approximately 500 Anacomp service professionals, the loss of whose services might adversely impact the achievement of our business objectives. Moreover, our business operations will require additional expertise in specific industries and areas applicable to products identified and developed through our technologies. These activities will require the addition of new personnel, including management and technical personnel as well as the development of additional expertise by existing employees. Competition for experienced technicians may limit our ability to attract or retain such technicians. If we are unable to attract such personnel or to develop this expertise, we may not be able to sustain or expand our operations in a timely manner or at all.

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

We anticipate that our MVS and docHarbor Web Presentment product lines will continue to grow. Our growth in the future anticipates potential acquisitions that may place a strain on our administrative personnel and operational infrastructure should such acquisitions occur. We cannot assure you that we will be able to identify acquisition candidates, or be able to consummate acquisitions on terms acceptable to us, if at all. Additionally, we cannot assure you that we will have funds available for making acquisitions. Effectively managing growth will also require us to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

We rely on a few suppliers to provide us COM products that while in decline, are essential to our operations.

Supplies and system sales represented approximately 15% of our total revenue, for fiscal year 2003. The primary products in the supplies business are silver halide original COM film and non-silver duplicating microfilm. We obtain all of our silver halide products through an exclusive multi-year supply agreement with a single provider and our duplicate film products from one other providers. Any disruption in the supply relationship between Anacomp and such suppliers could result in delays or reductions in product shipment or increases in product costs that adversely affect our operating results in any given period. In the event of any such disruption, we cannot assure you that we could develop alternative sources of raw materials and supplies at acceptable prices and within reasonable times. Additionally, as the demand for COM services declines, the demand for COM supplies falls as well. If the decline in COM supplies is greater than planned, our profitability and liquidity would decline as well.

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

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Revenues generated outside the United States, as a percentage of total revenues, were 31% in fiscal year 2003, 28% in fiscal year 2002 and 30% in fiscal year 2001.  Fluctuations in foreign exchange rates could impact operating results through translation of the Company’s subsidiaries’ financial statements.

The Company is exposed to the risk of future currency exchange rate fluctuations, which is accounted for as an adjustment to stockholders’ equity. Therefore, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. Dollar have had and will continue to have an impact on the accumulated other comprehensive loss component of stockholders’ equity reported by the Company, and such effect may be material in any individual reporting period.

The Company’s bank revolving credit facility is affected by the general level of U.S. interest rates.  The Company had $5.9 million outstanding under its bank line of credit on September 30, 2003.  If interest rates were to increase 2%, the Company’s annual interest expense would increase approximately $0.1 million based on the $5.9 million outstanding balance.

Foreign Exchange Options

On October 15, 2002, we entered into a Swiss Franc (CHF) forward contract to protect the value of the expected cash receipts from the sale of our Switzerland operations. The contract protects Anacomp against an exchange rate above 1.5425.

The forward contract was written in the amount of CHF 1.8 million and expires on April 15, 2004. We receive full exchange benefits for a lower rate on 50% of the contract and the remaining 50% will be converted at 1.5425. The minimum U.S. dollar proceeds received would be $1.2 million if the buyer releases all funds.

The Other Expense category of our Condensed Consolidated Statement of Operations for the twelve months ended September 30, 2003 includes the recognition of $25 thousand of exchange loss from currency fluctuations related to the Swiss receivable, the forward contracts and sale costs.

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary financial information appear on pages A-1 to A-31 of this Annual Report on Form 10-K.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The information required by Item 9 with respect to changes in accountants is incorporated here in by this reference to such information filed under Form 8-K dated May 29, 2002.  The Company changed its public accountants from Arthur Andersen LLP to Ernst & Young LLP for the fiscal year 2002.

ITEM 9A.               CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

PART III

ITEM 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the Definitive Proxy Statement under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” from its Definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the 2003 Annual Meeting of Shareholders to be held in February 2004.  Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.”

ITEM 11.                 EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Definitive Proxy Statement under the heading “Executive Compensation and Other Matters.”

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Definitive Proxy Statement under the heading, “Stock Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information.”

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Definitive Proxy Statement under the heading “Certain Relationships and Related Transactions.”

ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this items in incorporated by reference to the information contained in the Definitive Proxy Statement under the heading “Ratification of Appointment of Independent Auditors.”

PART IV

ITEM 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	The following financial statements and other information appear in Appendix A to this Annual

Report on Form 10-K and are filed as a part hereof:

Report of Independent Public Accountants.

Consolidated Balance Sheets - September 30, 2003 and 2002.

Consolidated Statements of Operations - Years Ended September 30, 2003, 2002 and 2001.

Consolidated Statements of Stockholders’ Equity (Deficit) - Years Ended September 30, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows - Years Ended September 30, 2003, 2002 and 2001.

Notes to the Consolidated Financial Statements.

2.

Financial Statement Schedules are not filed with this Annual Report on Form 10-K because the Schedules are either inapplicable or the required information is presented in the financial statements listed immediately above or in the notes thereto.

(b)		Reports on Form 8-K:

During the fourth quarter of the fiscal year covered by this report, Anacomp filed the following report on Form 8-K:

	1.	August 15, 2003 (quarterly earnings release) Reports that are “furnished” rather than “filed” are not incorporated by reference into our filings under the Securities Act nor Securities Exchange Act.

(c)

The following exhibits are filed with this Annual Report on Form 10-K or incorporated herein by reference to the listed document previously filed with the Securities and Exchange Commission (the “SEC”).  Previously unfiled documents are noted with an asterisk (*):

2.		Plan of Reorganization dated August 29, 2001. (1)

3.1		Amended and Restated Articles of Incorporation of the Company as of December 31, 2001. (2)

3.2		Amended and Restated Bylaws of the Company as of April 25, 2002. (3)

4.1		Shareholders Rights Plan. (4)

4.2		Amendments to the Shareholders Rights Plan. (5)

4.3		Warrant Agreement by and between the Company and Mellon Investor Services LLC dated December 31, 2002. (2)

10.1		Retirement / Part-Time Employment Agreement dated October 27, 1999, between the Company and William C. Ater. (6) (8)

10.2		Employment Agreement, effective August 21, 2000, between the Company and Jeffrey R. Cramer. (7) (8)

10.3	Revolving Credit Agreement, dated as of June 15, 1998, among Anacomp, Inc., the various lending institutions named therein and BankBoston, N.A. as agent. (9)

10.4	Forbearance and Standstill Agreement, dated as of November 15, 2000, among Anacomp, Inc., the various banks named therein, and Fleet National Bank as agent for the banks. (6)

10.5	Amendment to the Forbearance and Standstill Agreement, dated as of December 15, 2000, between Anacomp, Inc. and Fleet National Bank. (6)

10.6	Amended and Restated Master Supply Agreement, dated October 8, 1993, by and among the Company, SKC America, Inc. and SKC Limited. (10)

10.7	First Cumulative Amendment to the Amended and Restated Master Supply Agreement, dated May 17, 1996, by and among the Company, SKC America, Inc. and SKC Limited. (11)

10.8	Second Amended and Restated Master Supply Agreement, dated as of July 1, 1997, by and among the Company, SKC America, Inc. and SKC Limited. (12)

10.9

Second Amendment to Amended and Restated Revolving Credit Agreement and Restructure of Obligations dated as of December 19, 2002, by and among the Company, the various banks named therein, and Fleet National Bank as agent for the banks. (5)

10.10	Lease Agreement by and between the Company and Kilroy Realty, LP., a Delaware limited partnership dated June 14, 2002. (13)

10.11	Consulting Agreement by and between the Company and Steven G. Singer dated May 7, 2002. (13)

10.12	Employment Agreement and Amended Employment Agreement between the Company and Edward P. Smoot dated November 12, 2002 and April 28, 2003, respectively.

10.13	Revolving Credit Agreement, dated as of November 21, 2003, by and among, Anacomp, Inc., Fleet National Bank and Union Bank of California. (14)

16.	Letter by Arthur Anderson to the SEC dated May 28, 2002 regarding change in certifying accountant. (15)

21.1	Subsidiaries.

23.1	Consent of Ernst and Young LLP, Independent Auditors.

23.2

Solely due to the closure of Arthur Andersen LLP’s San Diego, California office, after reasonable efforts, the Registrant was unable to obtain the written consent of Arthur Andersen LLP to incorporate by reference its report dated November 21, 2001.

31	Rule 13a – 14(a)/15(d) – 14(a) Certifications

32	Section 1350 Certifications

(1)	Incorporated by reference to the Company’s Form 8-K filed on September 20, 2001 and October 29, 2001.

(2)	Incorporated by reference to the exhibits to the registration statement of Form 8-A filed by the Company on January 9, 2002.

(3)	Incorporated by reference to the Company’s Form 10-Q/A for the quarterly period ended June 30, 2002.

(4)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed on September 21, 2002.

(5)	Incorporated by reference to the Company’s Form 10-K for the year ended September 30, 2002.

(6)	Incorporated by reference to the Company’s Form 10-K for the year ended September 30, 2000.

(7)	Incorporated by reference to the Company’s Form 10-K for the year ended September 30, 2001.

(8)	Management contract or compensation plan.

(9)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 24, 1998 (File No. 1-8328).

(10)	Incorporated by reference to the Company’s Form 10-K for the year ended September 30, 1993.

(11)	Incorporated by reference to the Company’s Pre-Effective Amendment No. 1 to Form S-1 Registration Statement filed with the SEC on September 19, 1996 (File No. 333-9395).

(12)	Incorporated by reference to the Company’s Form 10-K for the year ended September 30, 1999.

(13)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2002.

(14)	Incorporated by reference to the Company's Form 8-K filed on November 25, 2003.

(15)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed with the SEC on May 29, 2002.

1.              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANACOMP, INC.

	By:	/s/ Jeffrey R. Cramer
Jeffrey R. Cramer
President and Chief Executive Officer

Dated: December 22, 2003

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 22, 2003	By:	/s/ Edward P. Smoot
Edward P. Smoot
Chairman of the Board

Dated: December 22, 2003	By:	/s/ Jeffrey R. Cramer
Jeffrey R. Cramer
President and Chief Executive Officer

Dated: December 22, 2003	By:	/s/ Gary J. Fernandes
Gary J. Fernandes, Director

Dated: December 22, 2003	By:	/s/ Mark Holdsworth
Mark Holdsworth, Director

Dated: December 22, 2003	By:	/s/ Fred G. Jager
Fred G. Jager, Director

Dated: December 22, 2003	By:	/s/ James McGovern
James McGovern, Director

Dated: December 22, 2003	By:	/s/ Linster W. Fox
Linster W. Fox
Executive Vice President and Chief Financial Officer

APPENDIX A

Annual Report on Form 10-K

Anacomp, Inc.

Report of Ernst & Young LLP, Independent Auditor

Report of Independent Public Accountants

Consolidated Balance Sheets – September 30, 2003 and 2002

Consolidated Statements of Operations – Year Ended September 30, 2003, Nine Months Ended September 30, 2002, Three Months Ended December 31, 2001, and Year Ended September 30, 2001

Consolidated Statements of Stockholders’ Equity (Deficit) – Year Ended September 30, 2003, Nine Months Ended September 30, 2002, Three Months Ended December 31, 2001, and Year Ended September 30, 2001

Consolidated Statements of Cash Flows – Year Ended September 30, 2003, Nine Months Ended September 30, 2002, Three Months Ended December 31, 2001, and Year Ended September 30, 2001

Notes to the Consolidated Financial Statements

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITOR

To the Stockholders and the
Board of Directors of Anacomp, Inc.:

We have audited the accompanying consolidated balance sheets of Anacomp, Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the fiscal year ended September 30, 2003 (Reorganized Company), the nine months ended September 30, 2002 (Reorganized Company) and the three months ended December 31, 2001 (Predecessor Company). These consolidated financial statements are the responsibility of Anacomp, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Anacomp, Inc. for the fiscal year ended September 30, 2001 were audited by other auditors who have ceased operations. Those auditors opinion on those statements contained an explanatory paragraph relating to the Company’s ability to continue as a going concern in their report dated November 21, 2001.

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

In our opinion, the fiscal 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anacomp, Inc. and subsidiaries as of September 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for the fiscal year ended September 30, 2003 (Reorganized Company), the nine months ended September 30, 2002 (Reorganized Company) and the three months ended December 31, 2001 (Predecessor Company) in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of Anacomp, Inc. as of September 30, 2001, and for the fiscal year then ended were audited by other auditors who have ceased operations. As described in Note 2 these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to fiscal 2001 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in that period related to goodwill, intangible assets that are no longer being amortized, to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss. In our opinion, the disclosures for fiscal 2001 in Note 2 related to the transitional disclosures of Statement 142 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Predecessor Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the Predecessor Company’s 2001 financial statements taken as a whole.

/s/ ERNST&YOUNG LLP

San Diego, CA
November 24, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Anacomp, Inc.:

We have audited the accompanying consolidated balance sheets of Anacomp, Inc. (an Indiana corporation) and Subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has defaulted on its debt obligations, has substantial operating and liquidity issues, and has filed for voluntary bankruptcy protection and reorganization under Chapter 11 of the United States Bankruptcy Code, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ ARTHUR ANDERSEN LLP
San Diego, California
November 21, 2001

NOTE: THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSENLLP (“ANDERSEN”) IN CONNECTION WITH ANACOMP, INC.’S FORM 10-K FILING FORTHE FISCAL YEAR ENDED SEPTEMBER 30, 2001. THE INCLUSION OF THIS PREVIOUSLY ISSUED ANDERSEN REPORT IS PURSUANT TO THE “TEMPORARY FINAL RULE AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS,” ISSUED BY THE U.S. SECURITIES AND EXCHANGE COMMISSION IN MARCH 2002. NOTE THAT THIS PREVIOUSLY ISSUED ANDERSEN REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS, WHICH ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. SEE EXHIBIT 23.2 FOR FURTHER DISCUSSION.

CONSOLIDATED BALANCE SHEETS
Anacomp, Inc. and Subsidiaries

	Reorganized Company
(dollars in thousands, except share amounts)	September 30, 2003	September 30, 2002
Assets
Current assets:
Cash and cash equivalents	$18,390	$15,561
Receivable on sale of Swiss subsidiaries	1,262	—
Accounts receivable, net	29,847	34,949
Current portion of long term receivables, net	889	1,305
Inventories	3,174	3,474
Prepaid expenses and other	3,909	5,137
Assets of discontinued operations	—	12,027
Total current assets	57,471	72,453

Property and equipment, net	18,398	21,448
Long term receivables, net of current portion	928	1,188
Reorganization value in excess of identifiable net assets	73,363	74,537
Intangible assets, net	8,829	10,813
Other assets	5,952	5,510
	$164,941	$185,949
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of revolving credit facility	$—	$29,975
Accounts payable	9,118	10,756
Accrued compensation, benefits and withholdings	14,233	16,294
Deferred revenue	7,784	7,117
Accrued income taxes	1,063	1,264
Other accrued liabilities	9,262	9,305
Liabilities of discontinued operations	—	4,241
Total current liabilities	41,460	78,952

Long-term liabilities:
Senior secured revolving credit facility	5,917	—
Pension benefit obligation	13,296	10,987
Other long-term liabilities	3,125	2,866
Total long-term liabilities	22,338	13,853

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 40,787,711 shares authorized; 4,038,534 shares issued and outstanding	40	40
Additional paid-in capital	97,000	96,942
Accumulated other comprehensive loss	(891)	(1,526)
Accumulated earnings (deficit)	4,994	(2,312)
Total stockholders’ equity	101,143	93,144
	$164,941	$185,949

See the notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Anacomp, Inc. and Subsidiaries

	Reorganized Company (a)		Predecessor Company (a)
(dollars and shares in thousands, except per share amounts)	Year ended September 30, 2003	Nine months ended September 30, 2002	Three months ended December 31, 2001	Year ended September 30, 2001
Revenues:
Services	$166,594	$140,739	$55,098	$236,635
Equipment and supply sales	37,429	33,068	12,926	69,713
	204,023	173,807	68,024	306,348
Cost of revenues:
Services	113,789	95,099	36,630	155,273
Equipment and supply sales	25,353	22,994	9,874	51,455
	139,142	118,093	46,504	206,728
Gross profit	64,881	55,714	21,520	99,620
Costs and expenses:
Engineering, research and development	6,397	5,305	1,680	7,208
Selling, general and administrative	51,720	43,622	15,643	83,527
Amortization of intangible assets, including goodwill	1,983	1,487	2,896	11,713
Restructuring charges (credits)	2,697	2,081	(1,032)	(1,207)
Operating income (loss) from continuing operations	2,084	3,219	2,333	(1,621)

Other income (expense):
Interest income	257	353	155	1,338
Interest expense and fee amortization	(1,789)	(3,069)	(3,114)	(43,860)
Gain on extinguishment of debt	—	—	265,329	—
Other	519	296	(221)	(131)
	(1,013)	(2,420)	262,149	(42,653)
Income (loss) from continuing operations before reorganization items and income taxes	1,071	799	264,482	(44,274)
Reorganization items	—	—	13,328	—
Income (loss) from continuing operations before income taxes	1,071	799	277,810	(44,274)
Provision for income taxes	1,760	4,024	450	3,217
(Loss) income from continuing operations	(689)	(3,225)	277,360	(47,491)
Gain on sale of discontinued operations, net of taxes	7,995	—	—	—
Income from discontinued operations, net of taxes	—	913	—	—
Net income (loss)	$7,306	$(2,312)	$277,360	$(47,491)

Basic and diluted per share data:
Basic and diluted net loss from continuing operations	$(0.17)	$(0.80)
Gain on sale of discontinued operations	1.98	—
Basic and diluted net income from discontinued operations	—	0.23
Basic and diluted net income (loss)	$1.81	$(0.57)
Shares used in computing basic and diluted net income (loss) per share	4,039	4,036

(a)  Reorganized Company data includes results of discontinued operations separately.  Discontinued operations data has not been included for the Predecessor Company as amounts are not material.

See the notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Anacomp, Inc. and Subsidiaries

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated Earnings
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	(Deficit)	Total
SEPTEMBER 30, 2000 – PREDECESSOR COMPANY	14,566,198	$146	$111,324	$(5,402)	$(336,994)	$(230,926)
Net loss	—	—	—	—	(47,491)	(47,491)
Translation adjustment	—	—	—	(273)	—	(273)
Realized gain on currency swap contracts	—	—	—	763	—	763
Comprehensive loss						(47,001)
SEPTEMBER 30, 2001 – PREDECESSOR COMPANY	14,566,198	146	111,324	(4,912)	(384,485)	(277,927)
Net income for three months	—	—	—	—	277,360	277,360
Translation adjustment for three months	—	—	—	639	—	639
Comprehensive income for three months						277,999
Reorganization items	(14,566,198)	(146)	(111,324)	4,273	107,125	(72)
New stock issuance	4,034,034	40	96,885	—	—	96,925
DECEMBER 31, 2001 – REORGANIZED COMPANY	4,034,034	40	96,885	—	—	96,925
Net loss for nine months	—	—	—	—	(2,312)	(2,312)
Translation adjustment for nine months	—	—	—	1,996	—	1,996
Unfunded accumulated benefit obligation	—	—	—	(3,522)	—	(3,522)
Comprehensive loss for nine months						(3,838)
Common stock issued for director stock grants	2,000	—	57	—	—	57
SEPTEMBER 30, 2002 – REORGANIZED COMPANY	4,036,034	40	96,942	(1,526)	(2,312)	93,144
Net income	—	—	—	—	7,306	7,306
Translation adjustment	—	—	—	900	—	900
Unfunded accumulated benefit obligation	—	—	—	(265)	—	(265)
Comprehensive income						7,941
Common stock issued for director stock grants	2,500	—	58	—	—	58
SEPTEMBER 30, 2003 – REORGANIZED COMPANY	4,038,534	$40	$97,000	$(891)	$4,994	$101,143

See the notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Anacomp, Inc. and Subsidiaries

	Reorganized Company		Predecessor Company
(dollars in thousands)	Year ended September 30, 2003	Nine months ended September 30, 2002	Three months ended December 31, 2001	Year ended September 30, 2001
Cash flows from operating activities:
Net income (loss)	$7,306	$(2,312)	$277,360	$(47,491)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other income due to extinguishment of debt	—	—	(265,329)	—
Adjustment of assets and liabilities to fair value	—	—	(16,916)	—
Write off of deferred debt issuance costs and unamortized premiums and discounts	—	—	2,216	—
Gain on sale of discontinued operations	(7,995)	—	—	—
Income from discontinued operations	—	(913)	—	—
Depreciation and amortization	14,414	12,999	7,194	31,258
Amortization of debt fees, premiums and discounts	516	516	92	1,398
Utilization of deferred tax asset without rate benefit	—	1,994	—	—
Non-cash legal settlement charge	—	—	—	1,502
Non-cash compensation	58	—	—	—
Other non-cash charges	32	358	349	—
Change in assets and liabilities:
Accounts and other receivables	5,102	(1,239)	3,092	11,045
Inventories	760	(148)	739	3,332
Prepaid expenses and other assets	1,708	(5,497)	332	(2,005)
Accounts payable, accrued expenses and other liabilities	(7,518)	8,039	(3,733)	(13,874)
Accrued interest	—	(13)	(387)	33,321
Net cash provided by continuing operations	14,383	13,784	5,009	18,486
Net operating cash provided by discontinued operations	—	2,797	—	—
Net cash provided by operating activities	14,383	16,581	5,009	18,486
Cash flows from investing activities:
Purchases of property and equipment for continuing operations	(3,068)	(2,727)	(1,075)	(4,825)
Purchases of property and equipment for discontinued operations	—	(48)	—	—
Proceeds from sale of discontinued operations and other assets	14,631	—	—	—
Payments to acquire product line assets and customer rights	(500)	—	—	(1,593)
Net cash provided by (used in) investing activities	11,063	(2,775)	(1,075)	(6,418)
Cash flows from financing activities:
Proceeds from liquidation of currency swap contracts	—	—	—	763
Proceeds from revolving line of credit	2,500	—	—	—
Payments on revolving line of credit	(26,558)	(23,100)	(2,000)	(2,575)
Net cash used in financing activities	(24,058)	(23,100)	(2,000)	(1,812)
Effect of exchange rate changes on cash	1,441	725	637	64
Increase (decrease) in cash and cash equivalents	2,829	(8,569)	2,571	10,320
Less increase in cash from discontinued operations	—	(2,749)	—	—
Cash and cash equivalents at beginning of period	15,561	26,879	24,308	13,988
Cash and cash equivalents at end of period	$18,390	$15,561	$26,879	$24,308

See the notes to the consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	Reorganized Company		Predecessor Company
(dollars in thousands)	Year ended September 30, 2003	Nine months ended September 30, 2002	Three months ended December 31, 2001	Year ended September 30, 2001
Cash paid during period for:
Interest	$1,323	$2,175	$1,434	$7,138
Income taxes	$1,658	$2,208	$459	$2,569

See the notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Anacomp, Inc. and Subsidiaries

NOTE 1.
COMPANY OPERATIONS AND BASIS OF PRESENTATION:

Anacomp®, Inc. provides comprehensive information outsourcing services, maintenance support, and imaging and print solutions for businesses and organizations around the globe. We primarily serve customers in the financial services and insurance sectors and, in the case of Multi-Vendor Services, the technology sector.

Financial Restructuring and Reorganization

On October 19, 2001, we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged plan of reorganization (the “Plan”), with the U.S. Bankruptcy Court for the Southern District of California.  The U.S. Bankruptcy Court confirmed the Plan on December 10, 2001, and we emerged from bankruptcy effective December 31, 2001.

The primary benefits of our bankruptcy were the elimination of $310 million of debt, related accrued interest of $52.3 million and the related annual interest expense of approximately $34 million. Additionally, our credit facility was amended such that we cured previous events of default.

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

•                  all unexercised stock options were canceled;

•                  prior stock option plans were terminated;

•                  executory contracts were assumed or rejected;

•                  trade creditors were paid in the ordinary course of business and were not impaired;

•                  members of a new Board of Directors were designated by the holders of the subordinated notes;

•                  403,403 shares of new Class A Common Stock were authorized for use in new stock option plans; and

•                  the revolving credit facility was amended (see Note 4).

Under bankruptcy law, an executory contract is an agreement between a debtor and third party under which, as of the date of a debtor’s Chapter 11 petition, material performance on the agreement remains due from both the debtor and non-debtor party, such that the failure of either side to perform its obligations under the agreement would excuse the other party from further performance.  The Bankruptcy Code permits a Chapter 11 debtor to assume (i.e. agree to continue to be bound both during the Chapter 11 case and following emergence) or reject (breach and no longer be bound during the Chapter 11 case or thereafter) any executory contract.  We assumed all of our executory contracts under our confirmed plan of reorganization except one, which was a nonresidential lease of real property.

The U.S. Bankruptcy Court issued its final decree on September 27, 2002 closing the Chapter 11 case.  There are no remaining claims or unrecorded obligations related to the bankruptcy proceedings.

Basis of Presentation

At December 31, 2001, as a result of our emergence from bankruptcy, we adopted Fresh Start Reporting in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.”  Fresh Start Reporting resulted in material changes to the Consolidated Balance Sheet as of December 31, 2001, including adjustment of assets and liabilities to estimated fair values, the valuation of equity based on the reorganization value of the ongoing business, and the recording of an asset for reorganization value in excess of the fair value of the separately identifiable assets and liabilities (similar to goodwill).

The accompanying financial statements include historical information from prior to December 31, 2001, the effective date we emerged from bankruptcy, and are identified as financial statements of the Predecessor Company.  The Consolidated Balance Sheets, Statements of Operations and the Statements of Cash Flows as of and for the nine-month and twelve-month periods ended September 30, 2002, and September 30, 2003, respectively, represent the Reorganized Company after adopting Fresh Start Reporting.  Due to our reorganization, the implementation of Fresh Start Reporting (see Note 3), and our presentation of discontinued operations for the nine-month period ended September 30, 2002, the financial statements for the Reorganized Company are not comparable to those of the Predecessor Company.  We did not reflect the discontinued operations presentation relating to the sale of Switzerland in the financial statements of the Predecessor Company due to the immateriality of such results in those periods.

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

Certain prior period amounts have been reclassified to conform to the current period presentation.  Such reclassifications include the presentation of pension related assets previously netted against pension related liabilities.

We account for our employee stock option plans in accordance with APB Opinion No. 25, under which compensation expense is recognized only to the extent the exercise price of the option is less than the fair market value of a share of stock at the date of grant (the intrinsic value method).  Accordingly, we have adopted the disclosure only requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  Had employee compensation costs for these plans been determined based on their fair value on their grant date in accordance with SFAS No. 123, our net results would have been as follows (in thousands, except per-share amounts):

	Reorganized Company		Predecessor Company
	Year ended September 30, 2003	Nine months ended September 30, 2002	Three months ended December 31, 2001	Year ended September 30, 2001
Net income (loss) as reported	$7,306	$(2,312)	$277,360	$(47,491)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards granted since December 31, 2001, net of related tax effects	(607)	(106)	—	—
Pro forma net income (loss)	$6,699	$(2,418)	$277,360	$(47,491)

Basic and diluted net income (loss) per share:
As reported	$1.81	$(0.57)
Pro forma	$1.66	$(0.60)

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

Concentration of Credit Risk

The Company sells its products to customers primarily in the United States, Canada, Europe and Asia. The Company maintains a reserve for potential credit losses and historically such losses have been within management’s estimates.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined by methods approximating the first-in, first-out basis.  We evaluate our ending inventories for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions.  Inventories in excess of demand are reserved.

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

Income Taxes

Income tax expense generally is the amount of income taxes expected to be payable for the current year.  During the application of Fresh Start accounting principles, a valuation allowance was recorded equal to pre-reorganization deferred tax assets.  A portion of the income tax expense related to the United States based operating results will not be payable as we will utilize pre-reorganization deferred tax assets.  Utilization of tax benefits from pre-reorganization deferred tax assets will be reported first as a reduction of the Reorganization Asset and then as a credit to equity.  A deferred tax asset and/or liability is computed for both the expected future impact of temporary differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards.  Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized in future tax returns.

Foreign Currency Translation

Substantially all assets and liabilities of Anacomp’s international operations are translated at year-end exchange rates; revenues and expenses are translated at the average exchange rates prevailing during the year.  Foreign currency translation adjustments are included as a component of “Accumulated other comprehensive loss” in the accompanying Consolidated Balance Sheets.  Foreign currency transaction gains and losses are charged to operations as incurred.  A foreign currency transaction gain of $41 thousand was recorded for the twelve months ended September 30, 2003.  A foreign currency transaction gain of $0.3 million was recorded for the nine months ended September 30, 2002, and a foreign currency transaction loss of $0.2 million was recorded for the three months ended December 31, 2001.  Foreign currency transaction losses for the year ended September 30, 2001 totaled $0.1 million.  Foreign currency transaction gains and losses are included as a component of “Other income (expense)” in the accompanying Consolidated Statements of Operations.

Goodwill

The excess of purchase price over net assets of businesses acquired (“goodwill”) was amortized on the straight-line method over the estimated periods of future benefit through December 31, 2001, and was eliminated as part of our reorganization and implementation of Fresh Start accounting (see Note 3).

Debt Issuance Costs

The Company capitalizes all costs related to its issuance of debt and amortizes those costs using the effective interest method over the life of the related debt instruments.  Unamortized debt issuance costs were $0.1 million and $0.5 million at September 30, 2003 and 2002, respectively.  Unamortized debt issuance costs are included in “Other assets” in the accompanying Consolidated Balance Sheets.  During the twelve months ended September 30, 2003, the nine months ended September 30, 2002, the three months ended December 31, 2001, and the year ended September 30, 2001, the Company amortized $0.5 million, $0.5 million, $0.1 million and $1.8 million, respectively, of debt issuance costs that are included in “Interest expense and fee amortization” in the accompanying Consolidated Statements of Operations.

Revenue Recognition

Contract revenue for the development and implementation of document services solutions under contracts is recognized over the contract period based on output measures as defined by deliverable items identified in the contract.  Provisions for estimated losses on contracts, if any, are made during the period when the loss becomes probable and can be reasonably estimated.

The Company adopted the provisions of Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements” during the fourth quarter of fiscal 2001, which did not have a material impact on the Company’s results of operations.  In accordance with SOP 97-2, “Software Revenue Recognition”, revenues from software license agreements are recognized, provided that all of the following conditions are met:  a non-cancelable license agreement has been signed, the software has been delivered, the fees are fixed or determinable, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable and the risk of concession is deemed remote, and no other significant vendor obligations exist.  For contracts with multiple obligations, the Company unbundles the respective components to determine revenue recognition using vendor-specific objective evidence (VSOE).  In instances where VSOE cannot be determined, the related fees are deferred and amortized over the life of the contract.

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

Long-Lived Assets

The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 established procedures for review of recoverability and measurement of impairment (if necessary) of long-lived assets and certain identifiable intangibles held and used by an entity.  SFAS No. 144 required that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the respective asset may not be fully recoverable.  No such indicators of impairment were present in the fiscal year ended September 30, 2003.

Research and Development

Research and development costs are expensed as incurred. Engineering costs associated specifically with research and development amounted to $2.1 million, $3.4 million, $0.9 million and $3.6 million for the twelve months ended September 30, 2003, the nine months ended September 30, 2002, the three months ended December 31, 2001, and the year ended September 30, 2001, respectively. The Company supports several engineering processes, including basic technological research, service offering and product development, and sustaining engineering for its existing products.

Income or Loss Per Share

Basic income or loss per share is computed based upon the weighted average number of shares of Anacomp’s common stock outstanding during the period. For the fiscal year ended September 30, 2003, potentially dilutive securities include 783,077 outstanding warrants to purchase Class B Common Stock, which were issued as part of the reorganization.  These warrants were excluded from diluted income per share as they were anti-dilutive using the treasury stock method.  Basic and diluted net income or loss for periods prior to the nine months ended September 30, 2002 have not been presented as they are not comparable to subsequent periods due to the implementation of Fresh Start Reporting (see Note 3).

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

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  This statement clarifies the definition of a liability, as currently defined under FASB Concepts Statement No. 6 “Elements of Financial Statements”, as well as other items.  The statement requires that financial instruments that embody an obligation of an issuer be classified as a liability.  Furthermore, the standard provides guidance for the initial and subsequent measurement as well as disclosure requirements of these financial instruments.  This statement is effective for financial instruments entered into after May 31, 2003.  The adoption of this statement has not had a material impact on our results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends and clarifies the financial accounting and reporting requirements, as were originally established in FASB Statement No. 133, for derivative instruments and hedging activities.  FASB Statement No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently.  This statement is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, excluding certain implementation issues that have been effective prior to this date under FASB Statement No. 133.  The adoption of this statement has not had a material impact on our results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.”  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  A variable interest entity either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources to the entity to support its activities.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The adoption of FIN 46 is not expected to have a material impact on our results of operations or financial condition.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amends SFAS No. 123 and provides alternative methods of transition for companies who elect to adopt the fair value method of accounting for stock-based employee compensation.  SFAS No. 148 also modifies the disclosure requirements for such compensation.  Anacomp has not elected to adopt the fair value method; we instead account for our employee stock option plans using the intrinsic value method in accordance with APB Opinion No. 25, under which compensation expense is recognized only to the extent the exercise price of the option is less than the fair market value of a share of stock at the date of grant.  However, we are subject to the disclosure requirements of SFAS Nos. 123 and 148.  Accordingly, we have expanded our stock-based compensation disclosures (see Note 1).

In November 2002, the Emerging Issues Task Force (“EITF”) finalized a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, effective for arrangements entered into after June 15, 2003.  This issue defines units of accounting for arrangements with multiple deliverables resulting in revenue being allocated over the units of accounting for revenue recognition purposes.  The adoption of this consensus has not had a material effect on our results of operations or financial position.

On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).”  The principal difference between Statement 146 and Issue 94-3 relates to the timing of the recognition of a liability for a cost associated with an exit or disposal activity.  Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan.  A fundamental conclusion reached by the FASB in this Statement is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability.  Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3.

SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.  Severance pay under Statement 146, in many cases, would be recognized over time rather than up front.  The FASB decided that if the benefit arrangement requires employees to render future service beyond a “minimum retention period” a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee’s termination benefit is based on length of service.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  The Company adopted SFAS No. 142 beginning January 1, 2002 upon application of Fresh Start Reporting (See Note 3).  As a result of the implementation of Fresh Start Reporting, all goodwill on the books at December 31, 2001 was eliminated. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually.  Accordingly, the Company does not amortize goodwill and intangible assets with indefinite lives as of January 1, 2002.  Intangible assets with finite lives, primarily customer contracts, customer relationships and proprietary technology will be amortized over their useful lives.

The following table reconciles our net income to net income adjusted for the amortization of intangible assets and goodwill.  Due to our net loss tax position in prior years, no tax benefit was realized from this expense.

	Reorganized Company		Predecessor Company
(in thousands)	Year ended September 30, 2003	Nine months ended September 30, 2002	Three months ended December 31, 2001	Year ended September 30, 2001
Net income (loss) as reported	$7,306	$(2,312)	$277,360	$(47,491)
Goodwill amortization	—	—	2,629	10,647
Net income (loss) excluding effect of goodwill amortization	$7,306	$(2,312)	$279,989	$(36,844)

NOTE 3.
FRESH START REPORTING:

Our enterprise value after reorganization at December 31, 2001 was determined based on the consideration of many factors and resulted in a reorganization value (over the fair value of identifiable net assets) of $73.4 million, as adjusted, and is reported as “Reorganization value in excess of identifiable net assets”.  Although the asset will not be subject to future amortization (in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”), it will be subject to, at a minimum, annual impairment testing.

In developing the assumptions underlying the enterprise valuation, management considered historical results as well as its best estimates of expected future market conditions based on information available as of December 31, 2001.  Actual future events and results could differ substantially from management’s estimates, assumptions and projections.  Unfavorable changes compared to our projections used for Fresh Start Reporting purposes could result in future impairments of our reorganization asset and identifiable intangible assets.

As a result of Fresh Start Reporting, identifiable intangible assets were valued and consist of the following to be amortized over the useful lives indicated:

(dollars in thousands)	Life in Years	September 30, 2003

Customer contracts and related customer relationships	10	$7,600
Digital technology and intellectual property	3	3,100
COM technology and intellectual property	10	1,300
COM production software	5	300
Total		12,300
Less: accumulated amortization		(3,471)
		$8,829

The income due to extinguishment of debt, net of taxes, is reported as “Other income” in the Consolidated Statement of Operations for the period ended December 31, 2001, and is calculated as follows:

(in thousands)	Amount
Carrying value of senior subordinated notes	$310,000
Carrying value of related accrued interest	52,254
Issuance of new common stock	(96,925)
Other income due to extinguishment of debt	$265,329

The holders of the senior subordinated notes received 99.9% of the new equity of the Reorganized Company; therefore, the net equity of the Reorganized Company was used as the basis for consideration exchanged in determining the income due to extinguishment of debt.  There is no income statement tax effect from the extinguishment of debt.

In accordance with Statement of Position 90-7, transactions of the Predecessor Company resulting from the Chapter 11 reorganization are reported separately as reorganization items in the accompanying Consolidated Statement of Operations for the period ended December 31, 2001, and are summarized below:

(in thousands)	Three Months Ended December 31, 2001
Adjustment of assets and liabilities to fair value	$16,916
Write off of deferred debt issuance costs and unamortized premiums and discounts	(2,216)
Professional fees and other reorganization costs	(1,023)
Settlement of facility lease contract	(349)
Reorganization items	$13,328

NOTE 4.
REVOLVING CREDIT FACILITY:

On December 31, 2001, Anacomp and Fleet National Bank, as agent, and its syndicate of lenders (collectively, “the Bank Group”) entered into an Amended and Restated Revolving Credit Agreement.  The credit agreement provides for a commitment of $18.3 million as of September 30, 2003, with a $12.1 million direct borrowing sublimit and a $6.2 million letter of credit sublimit.  The facility is available for new borrowings when borrowings are below the direct borrowing sublimit.

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

At September 30, 2003, the outstanding revolving credit borrowings were $5.9 million (plus outstanding standby letters of credit of $6.2 million).  During the twelve month period ended September 30, 2003, we made net cash payments totaling $24.1 million.

The original maturity date of the amended facility was June 30, 2003.  Due to the receipt of proceeds from our sale of the Switzerland subsidiaries and the application of those proceeds to reduce our facility balance, it was extended to December 31, 2003 under the terms of the agreement.  We reduced the outstanding borrowings and permanently reduced the borrowing sublimit of the credit facility commitment by $11.9 million as a result of proceeds received from the October 2002 sale of our Switzerland operations and subsidiaries.

The credit agreement bears interest at a base rate equal to the higher of (a) the annual rate of interest announced from time to time by Fleet National Bank as its best rate, or (b) one-half of one percent above the Federal Funds Effective Rate, for the portion of the facility equal to a Formula Borrowing Base (“FBB”).  The FBB equals 80% of eligible accounts, which include U.S. and Canadian accounts receivable.  The rate of interest is three percentage points higher than the base rate for the facility balance outstanding in excess of the FBB.  Interest is due and payable monthly in arrears.  The interest rate was 4% for the FBB portion and 7% for the excess portion at September 30, 2003.  At September 30, 2003, the FBB was $12.1 million; accordingly, there were no excess borrowings over the FBB.

The credit facility is secured by virtually all Anacomp assets and 65% of the capital stock of our foreign subsidiaries. The facility contains covenants relating to limitations on the following:

•                  capital expenditures;

•                  additional debt;

•                  purchases of our common stock;

•                  mergers and acquisitions; and

•                  liens and dividends.

The credit facility also is subject to minimum EBITDA, interest coverage and leverage ratio covenants.  In addition, we are required to remit to the Bank Group the net proceeds of any capital asset sale.

Effective November 24, 2003, we entered into a new revolving credit agreement with Fleet National Bank (“Agent”) and Union Bank of California.  The new credit facility is for a maximum commitment of $22.5 million with a term of two years from November 24, 2003. The agreement provides for a standby letter of credit sublimit of up to $10.0 million. Availability is limited to the lesser of (a) the maximum commitment of $22.5 million or (b) the borrowing base plus an over-advance facility for acquisitions.

The new facility bears interest at a base rate equal to the higher of a) the annual rate of interest announced from time to time by Fleet National Bank as its best rate, or b) one-half of one percent above the Federal Funds Effective Rate, for the portion of the facility equal to the borrowing base. The borrowing base equals 80% of eligible accounts, which include U.S. and Canadian accounts receivable. Eligible accounts of our U.K. based customers may be added at a later time after certain conditions are met.

For borrowings greater than the borrowing base the rate of interest under the new agreement is one and one-half percent higher than the base rate. Interest is due and payable monthly in arrears.  Borrowings greater than the borrowing base are in the form of an over-advance of up to a maximum of $5.0 million at any time to be available exclusively for funding the cash portion of the purchase price of permitted acquisitions; but in no event shall exceed $10.0 million in a four-quarter period. The principal amount of any over-advance shall amortize 1/8 per quarter with the remaining balance due and payable in full at the final maturity date.

The credit facility is secured by virtually all Anacomp assets and 65% of the capital stock of our foreign subsidiaries. The facility contains covenants relating to limitations on the following:

• additional debt;

• permitted acquisitions; and

• liens and dividends.

The new credit facility also is subject to minimum operating cash flow, a leverage ratio covenant, minimum earnings before taxes and minimum liquidity. In addition, we are required to remit to the Bank Group the net proceeds of any significant capital asset sale.  The banks must approve any buyback of open market purchases of our common stock.

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

NOTE 6.
RESTRUCTURING CHARGES:

Anacomp continues to experience revenue declines in the Computer Output to Microfiche (COM) other output services, COM maintenance, and equipment/supplies product lines.  Due to this ongoing trend, we made adjustments to align our cost structure and infrastructure through the consolidation and downsizing of facilities and adjustments to our workforce.  We recorded restructuring charges totaling $2.9 million in the third and fourth quarters of fiscal 2003.  Adjustments to our workforce  (affecting approximately 178 employees) totaled $2.5 million, and all affected employees were notified and have left the Company.  The remaining accrued but unpaid liability of $1.5 million, as of September 30, 2003, is expected to be paid by the end of calendar year 2003 for all but one employee, whose payments will continue through March of 2004.  Also included in the $2.9 million charge is $0.4 million of facility closure costs, including incremental travel and relocation costs incurred as a result of our consolidation efforts.  At September 30, 2003 $0.3 million of this amount remains unpaid, and we expect that payments (non-cancelable facility lease payments) will continue through December of 2007.

In fiscal year 2002, we recorded a restructuring charge of $2.1 million related to the reorganization of our operations from two business units to one.  We reorganized our workforce by combining the field organizations of Document Solutions and Technical Services into one organization, establishing an executive level position to oversee all sales and marketing activities and implementing a single support group for our data centers, docHarbor Web Presentment operations, field services operations and process quality.  The restructuring charges included $1.6 million in employee severance and termination-related costs for approximately 100 employees, all of whom have left the company.  Substantially all of the severance payments have been completed.  The restructuring charges also include approximately $0.4 million for the closure of a data center.  Of the $0.4 million, $69 thousand represents a non-cash charge to write off the net book value of leasehold improvements located in the closed data center.  Due to favorable negotiations, we terminated the facility lease early and were therefore able to reverse $128 thousand of previously accrued restructuring expenses in the fourth quarter of 2003.

In the second and third quarters of 2000, we effected a reorganization of our workforce in the United States and Europe along our lines of business, reorganized parts of our corporate staff and phased out our manufacturing operations.  To accomplish the reorganization of our workforce and corporate staff, we reassessed job responsibilities and personnel requirements in each of our continuing business units and corporate staff.  The assessment resulted in substantial permanent personnel reductions and involuntary terminations throughout our organization, primarily in our European operations and our corporate and manufacturing staff.  We recorded restructuring charges of $14.6 million related to these actions. Employee severance and termination-related costs were for approximately 300 employees, all of whom have left the company; we have paid all related severance.  Other fees relate to professional fees associated with negotiations to terminate facility leases and other costs associated with implementation of our new business unit structure and the reorganization of our business units into separate entities.  In the first quarter of fiscal year 2002, we vacated our Japanese facility, terminated substantially all related personnel and undertook other procedures to wind down our Japanese subsidiary.  As a result, we reversed approximately $1 million of fiscal 2000 business restructuring reserves due to favorable circumstances related to the shutdown.  Our closure costs to vacate the facility in Japan, costs to fulfill our contract obligations and severance and related professional costs up to that time were less than we anticipated at the time we recorded the accrual.  An additional $30 thousand reversing adjustment was made in the fourth quarter of 2003 due to reduced costs required to finalize the closure of the Japan facility.

The restructuring reserves are included as a component of “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The following tables present the activity and balances of the restructuring reserves from September 30, 2002 to September 30, 2003 (in thousands):

Fiscal Year 2003 Restructuring

	September 30, 2002	Additions	Payments and Deductions	September 30, 2003
Employee Separations	$—	$2,492	$(982)	$1,510
Facility Closing	—	363	(110)	253
	$—	$2,855	$(1,092)	$1,763

Fiscal Year 2002 Restructuring

	September 30, 2002	Adjustments	Payments and Deductions	September 30, 2003
Employee Separations	$233	$—	$(218)	$15
Facility Closing	325	(128)	(197)	—
	$558	$(128)	$(415)	$15

Fiscal Year 2000 Restructuring

	September 30, 2002	Adjustments	Payments and Deductions	September 30, 2003
Facility Closing	$77	$—	$(70)	$7
Contract Obligations	126	(30)	(96)	—
	$203	$(30)	$(166)	$7

NOTE 7.
SALE OF SWITZERLAND AND OTHER OPERATIONS:

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

The sales price is payable as follows: CHF 4.6 million, or approximately $3.1 million, which was received at closing; CHF 18.2 million, or approximately $11.8 million, which was received on March 10, 2003; CHF 1.1 million, or approximately $0.7 million, which was received on April 17, 2003; CHF 1 million, or approximately $0.5 million, which was received on August 20, 2003, and CHF 1.8 million is due on or before April 18, 2004 upon expiration of certain indemnification claim periods.  As a result of a tax audit of the Switzerland operations for prior year results, we estimate we will incur additional costs not to exceed CHF 0.3 million, or approximately $0.2 million.  This will decrease the amount we will receive on or before April 18, 2004.  The costs of the sale (including the $0.2 million tax audit costs) are estimated to be $2.4 million. Effectively all of the net proceeds (i.e. sales price less sale costs) received have been used to reduce the revolving credit facility balance outstanding and 85% of such proceeds have permanently reduced the total borrowing commitment under the terms of the 2002 Amended and Restated Revolving Credit Agreement.

The assets and liabilities of the Swiss operations have been classified separately as “Assets of discontinued operations” and “Liabilities of discontinued operations” in the Condensed Consolidated Balance Sheet as of September 30, 2002.  The net assets of the disposed operating units are summarized as follows:

(dollars in thousands)	September 30, 2002
Cash	$2,749
Accounts and notes receivable	2,288
Inventories	1,067
Property, plant and equipment	5,227
Other assets	696
Accounts payable and other accrued Liabilities	(4,241)
Total net assets	$7,786

Similarly, the results of operations of the Switzerland and other operations have been reported separately as “Income from discontinued operations, net of taxes” in the Consolidated Statements of Operations for the nine months ended September 30, 2002.  The results of operations reported below for the three months ended December 31, 2001, and the years ended September 30, 2001 and 2000 have not been segregated as discontinued operations in the Consolidated Statements of Operations for the respective periods as they were not material to the operating results of Anacomp in total.

	Reorganized Company	Predecessor Company
(dollars in thousands)	Nine Months Ended September 30, 2002	Three Months Ended December 31, 2001	Twelve Months Ended September 30, 2001
Revenues	$20,440	$7,505	$24,579
Income before taxes	1,212	869	1,778
Income taxes	299	60	93
Net income	$913	$809	$1,685

NOTE 8.
FAIR VALUES OF FINANCIAL INSTRUMENTS:

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires disclosure of fair value information for certain financial instruments.  The carrying amounts for trade and other receivables and payables are considered to be their fair values, and the carrying amount for our revolving credit facility is considered to be its fair value for all periods presented.

NOTE 9.
HEDGING:

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

The Other Expense category of our Consolidated Statement of Operations for the twelve months ended September 30, 2003 includes the recognition of $25 thousand of exchange loss from currency fluctuations related to the Swiss receivable, the forward contracts and sale costs.

NOTE 10.
SUPPLIER CONCENTRATION RISK:

Intelicoat Technologies Agreement

Anacomp has a supply agreement with Intelicoat Technologies that expires October 1, 2004.  Pursuant to the supply agreement, Anacomp can purchase coated duplicate microfilm from Intelicoat at fixed prices for a one year period, which can be modified as defined in the agreement in future years.  The supply agreement has no minimum purchase requirements.  During fiscal 2003, we obtained all of our duplicate microfilm from Intelicoat.

Kodak Agreement

We obtain our silver halide film used to produce master images principally from the Eastman Kodak Company under a multi-year supply agreement.  The supply agreement has no minimum purchase requirements.

NOTE 11.
COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

	Reorganized Company
(dollars in thousands)	September 30, 2003	September 30, 2002
Accounts Receivable:
Trade receivables, net of allowance for doubtful accounts of $1,532 and $2,693, respectively	$29,469	$34,382
Other	378	567
	$29,847	$34,949
Inventories:
Finished goods, including purchased film	$593	$554
Consumable spare parts and supplies	2,581	2,920
	$3,174	$3,474
Property and Equipment:
Office furniture	$4,470	$6,087
Field support spare parts	7,768	6,244
Leasehold improvements	7,778	7,080
Processing and manufacturing equipment	22,625	18,152
	42,641	37,563
Less accumulated depreciation and amortization	(24,243)	(16,115)
	$18,398	$21,448
Other Assets:
Pension related insurance policies	$4,465	$3,597
Net cash surrender values of life insurance policies	758	730
Other	729	1,183
	$5,952	$5,510

Face amounts of life insurance policies	$1,418	$1,395

Other Accrued Liabilities:
Sales tax and VAT liability	$1,665	$1,173
Restructuring reserves	1,785	761
Other	5,812	7,371
	$9,262	$9,305

NOTE 12.
LONG-TERM RECEIVABLES:

	Reorganized Company
(dollars in thousands) Long-term receivables:	September 30, 2003	September 30, 2002
Lease contracts receivable	$1,817	$2,493

Less current portion	(889)	(1,305)
	$928	$1,188

Lease contracts receivable result from customer leases of products under agreements that qualify as sales-type leases. Annual future lease payments to be received under sales-type leases are as follows:

(dollars in thousands)	Year Ended September 30,
2004	$1,011
2005	454
2006	299
2007	255
2008	42
2,061
Less deferred interest	(244)
$1,817

NOTE 13.
RETIREMENT PLANS:

Defined Contribution Plans

Anacomp has a retirement savings plan for its U.S. employees that qualifies under Section 401(k) of the Internal Revenue Code.  Participating employees may contribute up to 15% of their pretax salary, but not more than statutory limits.  Anacomp may contribute, at its discretion, up to fifty cents for each dollar a participant contributes, with a maximum contribution of $2,500 per employee per plan year.  Company expense for matching contributions was $1.3 million, $1.0 million, $0.3 million, and $0.7 million for the year ended September 30, 2003, the nine months ended September 30, 2002, the three months ended December 31, 2001, and for the year ended September 30, 2001, respectively.

Certain of our non-U.S. subsidiaries have retirement plans that cover substantially all regular employees, for which we deposit funds under various fiduciary-type arrangements.  Company contributions are generally based on years of service as well as on the employee’s level of compensation.  The ranges of assumptions that are used for these contributions reflect the different economic environments and statutory requirements within the various countries.  Company expense for contributions to the non-U.S. plans was $1.7 million, $0.8 million, $0.4 million, and $1.5 million for the year ended September 30, 2003, the nine months ended September 30, 2002, for the three months ended December 31, 2001, and for the year ended September 30, 2001, respectively.

Defined Benefit Plans

We have retirement plans in place for our United Kingdom and German subsidiaries that qualify as defined benefit plans.  The plans provide benefits based primarily on years of service and employee compensation levels.  Funding policy for the plans is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus additional amounts as we may determine to be appropriate.

Plan assets are held in trust and consist primarily of equity securities.  In addition, we have assets with a fair value of $4.5 million and $3.5 million as of September 30, 2003 and 2002, respectively, held specifically to meet pension obligations in Germany.  These assets do not qualify as pension assets under U.S. GAAP definitions and are thus not included in the tables presented below.

Changes in the projected benefit obligation for the plans are as follows:

(in thousands)	Fiscal Year 2003	Fiscal Year 2002
Benefit obligation at beginning of year	$29,831	$24,490
Service cost for benefits earned	882	776
Participant contributions	242	156
Interest cost	1,735	1,577
Actuarial loss	1,298	1,201
Foreign currency exchange rate changes	3,123	2,669
Benefits paid	(1,153)	(1,038)
Benefit obligation at end of year	$35,958	$29,831

Changes in the fair value of assets for the plans are as follows:

(in thousands)	Fiscal Year 2003	Fiscal Year 2002
Fair value of plan assets at beginning of year	$16,760	$18,198
Actual return on plan assets	2,098	(2,479)
Employer contributions	540	450
Participant contributions	242	156
Foreign currency exchange rate changes	1,633	1,396
Benefits paid	(1,068)	(961)
Fair value of plan assets at end of year	$20,205	$16,760

Plan assets are held in trust and consist primarily of equity securities.

The accrued pension costs recognized in the accompanying Consolidated Balance Sheets were computed as follows:

(in thousands)	Fiscal Year 2003	Fiscal Year 2002
Funded status at end of year	$(15,753)	$(13,071)
Unrecognized net actuarial loss	6,244	5,606
Net amount recognized	$(9,509)	$(7,465)

Accrued benefit cost	$(13,296)	$(10,987)
Accumulated other comprehensive loss	3,787	3,522
Net amount recognized	$(9,509)	$(7,465)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $36.0 million, $32.6 million and $20.2 million, respectively as of September 30, 2003, and $29.8 million, $26.7 million and $16.8 million, respectively as of September 30, 2002.

The recent under funding of pension plans is primarily due to decreases in actual investment returns, a decrease in the assumed discount rates, and an increase in life expectancy.  The company evaluates its actuarial assumptions on an annual basis.  These assumptions are revised based on an evaluation of long-term trends and market condition in each country that may have an impact on the cost of providing retirement benefits.

Assumptions for the defined benefit plans, which are reflected on a weighted average basis of individual country plans, were as follows:

	Fiscal Year 2003	Fiscal Year 2002
Discount rate	5.43%	6.25%
Expected rate of return on plan assets	6.63%	7.5%
Rate of compensation increase	3.07%	4%

Components of the net periodic benefit cost were as follows:

	Reorganized Company		Predecessor Company
(in thousands)	Fiscal Year 2003	Nine months ended September 30, 2002	Three months ended December 31, 2001

Service cost	$882	$581	$193
Interest cost	1,735	1,183	394
Expected return on plan assets	(1,249)	(956)	(318)
Recognized actuarial loss	305	70	30
Net periodic benefit cost	$1,673	$878	$299

NOTE 14.
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

Preferred Stock

Our Board of Directors has the ability, at its discretion, to create one or more series of Preferred Stock and to determine each such series’ preferences, limitations, and relative voting and other rights.  We are authorized to issue up to 1,000,000 shares of preferred stock, as established during our financial restructuring and reorganization (see Note 1).  As of September 30, 2003, we have not issued any preferred stock.

Warrants

As of September 30, 2003, we had 783,077 warrants outstanding to purchase common stock at an exercise price of $61.54 per share.  These warrants were authorized and issued in connection with our financial restructuring and reorganization (see Note 1).

NOTE 15.
STOCK PLANS:

Under the Plan of Reorganization all prior stock option plans were canceled.

Under the Reorganization Plan effective December 31, 2001, the board of directors reserved 403,403 Class A Anacomp shares for issuance to employees of Anacomp or its subsidiaries as incentive compensation.  We currently maintain two such compensation plans, consisting of the 2001 Stock Option Plan, which was approved in the bankruptcy proceedings by the parties that became our shareholders, and the 2003 Outside Director Compensation Plan (the “2003 Plan”), which has not been approved by our shareholders.

As of September 30, 2003, we had reserved 50,000 shares of Class A Common Stock for issuance under the 2003 Plan.  The 2003 Plan provides for a one time grant of 1,800 shares of Class A Common Stock to outside directors, the consideration of which shall be services actually rendered to Anacomp for its benefit.  Under the terms of this Plan, outside directors can defer receipt of these shares (as well as cash directors fees).  All deferred fees are paid immediately prior to the effective date of a change in control of Anacomp.

In fiscal year 2002, we awarded 210,000 options to employees to purchase shares at a price of $26.00 per share, all of which remain outstanding as of September 30, 2003.  No options were awarded in fiscal year 2003.

We account for our compensation plans that provide for the issuance of stock to officers and other employees, directors and consultants in accordance with APB Opinion No. 25, under which compensation expense is recognized only to the extent the exercise price of the option is less than the fair market value of a share of stock at the date of grant.  Accordingly, we have adopted the disclosure only requirements of SFAS No. 123, “Accounting for Stock Based Compensation” (see Note 1).  The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model. The weighted average fair value of options granted during 2002 (no options were granted in 2001 or 2003), as well as the weighted average assumptions used to determine the fair values, are summarized below:

2002
Fair Value of Options Granted	$9.05
Risk-Free Interest Rate	3.32%
Expected Dividend Yield	0%
Expected Volatility	0.33%
Expected Life	5 Years

NOTE 16.
INCOME TAXES:

The components of income (loss) from continuing operations before gain on extinguishment of debt, reorganization items and income taxes were:

	Reorganized Company		Predecessor Company
(dollars in thousands)	Twelve Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Three Months Ended December 31, 2001	Twelve Months Ended September 30, 2001
United States	$(1,396)	$(1,947)	$11,363	$(44,041)
Foreign	2,467	2,746	1,118	(233)
	$1,071	$799	$12,481	$(44,274)

The components of the consolidated tax provision are summarized below:

	Reorganized Company		Predecessor Company
(dollars in thousands)	Twelve Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Three Months Ended December 31, 2001	Twelve Months Ended September 30, 2001
Current:
Federal	$—	$636	$—	$—
Foreign	1,556	1,543	440	3,177
State	60	150	10	40
	1,616	2,329	450	3,217
Deferred:
Federal	333	1,994	—	—
	$1,949	$4,323	$450	$3,217

The income tax provision is included in the Consolidated Statements of Operations as follows:

	Reorganized Company		Predecessor Company
(dollars in thousands)	Twelve Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Three Months Ended December 31, 2001	Twelve Months Ended September 30, 2001
Provision for income taxes before discontinued operations	$1,760	$4,024	$450	$3,217
Discontinued operations	189	299	—	—
	$1,949	$4,323	$450	$3,217

The following is a reconciliation of income taxes from continuing operations calculated at the United States federal statutory rate to the provision for income taxes:

	Reorganized Company		Predecessor Company
(dollars in thousands)	Twelve Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Three Months Ended December 31, 2001	Twelve Months Ended September 30, 2001
Benefit for income taxes at U.S. statutory rate	$375	$280	$4,368	$(15,496)
Reorganization items	—	—	(4,665)	—
Life insurance	—	2,590	—	—
U.S. tax on dividends from foreign subsidiaries	—	3,157	—	—
Foreign tax credits generated	—	(4,940)	—	—
State and foreign income taxes	1,307	1,113	450	(813)
Increase in deferred tax asset valuation allowance	—	1,771	297	18,600
Other	78	53	—	926
	$1,760	$4,024	$450	$3,217

The components of deferred tax assets and liabilities are as follows:

	Reorganized Company
(dollars in thousands)	September 30, 2003	September 30, 2002
Tax effects of future temporary differences related to:
Accrued expenses and reserves	$10,903	$9,023
Depreciation and amortization	26,110	32,104
Other	(723)	—
Net tax effects of future differences	36,290	41,127
Tax effects of carryforward benefits:
Federal net operating loss carryforwards	3,551	—
Foreign tax credits	—	2,139
Tax effects of carryforwards	3,551	2,139
Tax effects of future taxable differences and carryforward benefits	39,841	43,266
Less valuation allowance	(39,841)	(43,266)
Net deferred tax asset	$—	$—

As of September 30, 2003, we had deferred tax assets totaling approximately $39.8 million, which were fully offset by a valuation allowance.  The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.  A valuation allowance has been established due to uncertainties related to our ability to utilize our net deferred tax assets before they expire.

The tax benefits of pre-reorganization deferred tax assets will be reported first as a reduction of the Reorganization Asset and then as a credit to equity.  These tax benefits will not reduce income tax expense for financial reporting purposes, although such assets when recognized or amortized as an expense for tax return purposes may reduce U.S. federal and certain state taxable income if any, and therefore reduce the income tax payable.  As of September 30, 2003, the balance of the pre-reorganization deferred tax asset was $38.5 million.  During the period ended September 30, 2003, approximately $0.3 million of pre-reorganization net deferred tax assets were utilized as deductions for tax return purposes and, therefore, were reported as a reduction of the Reorganization Asset.

On October 19, 2001, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.  Under the terms of the plan of reorganization, the Company has cancellation of debt (“COD”).  As a result, the Company is required to reduce, for federal income tax purposes, certain tax attributes, including net operating loss carryforwards, tax credit carryforwards, and property basis, by the amount of the COD.  In general, the amount of attribute reduction is equal to the excess of the debt discharged in bankruptcy over the fair market value of the stock issued in the reorganization.

Additionally, the Company experienced an ownership change under Internal Revenue Code section 382, which will limit the Company’s ability to utilize certain tax attributes and possibly certain built-in losses recognized within a five-year period.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $13.9 million at September 30, 2003.  Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the amount of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards may be available to reduce some portion of the U.S. liability.

NOTE 17.
COMMITMENTS AND CONTINGENCIES:

Lease Commitments

Anacomp has commitments under long-term operating leases, principally for building space and data service center equipment expiring at various dates through May 2011.  The following summarizes the future minimum lease payments under all noncancelable operating lease obligations that extend beyond one year:

(dollars in thousands)	Lease Payments	Sublease Income
Year Ended September 30,
2004	$10,716	$782
2005	9,042	807
2006	7,982	770
2007	6,817	777
2008	6,223	774
Thereafter	14,388	1,310
	$55,168	$5,220

The Company’s rent and lease expense was $12.5 million, $9.8 million, $3.3 million and $13.9 million for the year ended September 30, 2003, the nine months ended September 30, 2002, the three months ended December 31, 2001, and the year ended September 30, 2001, respectively.

Environmental Liability

Xidex Corporation, a predecessor company of Anacomp, was designated by the United States Environmental Protection Agency (“EPA”) as a potentially responsible party for investigatory and cleanup costs incurred by state and federal authorities involving locations included on a list of EPA’s priority sites for investigation and remedial action under the federal Comprehensive Environmental Response, Compensation, and Liability Act.  At September 30, 2003, we have an estimated EPA liability for cleanup costs for the aforementioned locations and other sites totaling $1.2 million.   During fiscal 2001, we recorded a $1.0 million reduction to our EPA liability previously estimated and accrued upon release from certain further clean-up activity.  In the opinion of management, no material losses are expected in excess of the liability recorded.  We have classified the liability as long term in the current balance sheet presentation.

Legal Matters

On August 29, 1997, Access Solutions International, Inc. (“ASI”) filed a complaint for patent infringement in the U.S. District Court, District of Rhode Island against Data/Ware, of which Anacomp is the successor by merger, and the Eastman Kodak Company.  On April 20, 2001, management settled this matter through the execution of an agreement, the terms of which are confidential, among Anacomp, ASI and other parties.  The Company recorded a $5.4 million charge related to this matter in the second quarter of fiscal 2001 that is included in selling, general and administrative expense for the year ended September 30, 2001.

Anacomp is also involved in various claims and lawsuits incidental to its business and management believes that the outcome of those matters individually, and in the aggregate, will not have a material adverse effect on its consolidated financial position or results of operations.

NOTE 18.
INTERNATIONAL OPERATIONS:

Anacomp’s international operations are conducted principally through subsidiaries, a substantial portion of whose operations are located in Western Europe.  Total international sales include sales by subsidiaries and through distributors.  Information as to U.S. and international operations for the year ended September 30, 2003, the nine months ended September 30, 2002, the three months ended December 31, 2001, and the year ended September 30, 2001 is as follows (dollars in thousands):

Year Ended September 30, 2003 (Reorganized company)

	U.S.	International	Elimination	Consolidated
Customer sales	$140,502	$63,521	$—	$204,023
Inter-geographic	1,075	—	(1,075)	—
Total sales	$141,577	$63,521	$(1,075)	$204,023
Operating income from continuing operations	$(715)	$2,799	$—	$2,084
Long-lived assets	$96,110	$11,360	$—	$107,470

Nine Months Ended September 30, 2002 (Reorganized company)

	U.S.	International	Elimination	Consolidated
Customer sales	$128,008	$45,799	$—	$173,807
Inter-geographic	1,215	—	(1,215)	—
Total sales	$129,223	$45,799	$(1,215)	$173,807
Operating income from continuing operations	$839	$2,380	$—	$3,219
Long-lived assets	$104,899	$8,597	$—	$113,496

Three Months Ended December 31, 2001 (Predecessor company)

	U.S.	International	Elimination	Consolidated
Customer sales	$45,807	$22,217	$—	$68,024
Inter-geographic	763	—	(763)	—
Total sales	$46,570	$22,217	$(763)	$68,024
Operating income from continuing operations	$990	$1,343	$—	$2,333
Long-lived assets	$113,787	$10,390	$—	$124,177

Year Ended September 30, 2001 (Predecessor company)

	U.S.	International	Elimination	Consolidated
Customer sales	$214,668	$91,680	$—	$306,348
Inter-geographic	3,903	—	(3,903)	—
Total sales	$218,571	$91,680	$(3,903)	$306,348
Operating loss from continuing operations	$(1,194)	$(427)	$—	$(1,621)
Long-lived assets	$117,416	$9,087	$—	$126,503

NOTE 19.
QUARTERLY FINANCIAL DATA (UNAUDITED):

Summary Results of Operations:

(dollars in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2003 (Reorganized company)
Revenues	$52,971	$52,781	$49,806	$48,465
Gross margin	17,386	17,178	15,370	14,947
Income (loss) from continuing operations	(272)	457	(630)	(244)
Gain (loss) on sale of discontinued operations	8,384	(200)	—	(189)
Net income (loss)	$8,112	$257	$(630)	$(433)
Basic and diluted per share data:
Net income (loss)	$2.01	$0.06	$(0.15)	$(0.11)

	Predecessor Company	Reorganized Company
Fiscal 2002
Revenues	$68,024	$60,607	$56,534	$56,666
Gross margin	21,520	20,152	17,517	18,045
Gain on extinguishment of debt	265,329	—	—	—
Income (loss) from continuing operations before reorganization items, and income taxes	264,482	285	(481)	(3,029)
Reorganization items	13,328	—	—	—
Net income (loss)	$277,360	$903	$7	$(3,222)
Basic and diluted per share data:
Net income (loss)		$0.23	$0.00	$(0.80)

Summary of Significant Charges:

Fiscal 2003
Restructuring charge	$—	$—	$1,152	$1,545

Fiscal 2002
Restructuring (credit) charge	$(1,032)	$—	$2,081	$—

NOTE 20.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES:

The following is a summary of activity in the Company’s valuation and qualifying accounts and reserves for the periods ended September 30, 2003, 2002, 2001, and December 31, 2001:

(dollars in thousands)	Balance at beginning of period	Charges (credits) to costs and expenses	Deductions (1)	Balance at end of period

Year ended September 30, 2003 (Reorganized Company)
Allowance for doubtful accounts	$2,693	(159)	(1,002)	$1,532

Nine months ended September 30, 2002 (Reorganized Company)
Allowance for doubtful accounts	$3,586	(16)	(877)	$2,693

Three months ended December 31, 2001 (Predecessor Company)
Allowance for doubtful accounts	$4,538	123	(33)	$4,628

Year ended September 30, 2001 (Predecessor Company)
Allowance for doubtful accounts	$4,922	163	(547)	$4,538

(1)  Amount consists primarily of receivable balances reserved for that have been determined to be uncollectible.

EXHIBIT INDEX

EXHIBIT NUMBER

(2)   PLAN OF REORGANIZATION.

(3)   ARTICLES OF INCORPORATION AND BYLAWS.

(4)   SHAREHOLDER INFORMATION.

(10) MATERIAL CONTRACTS.

(21) SUBSIDIARIES OF THE REGISTRANT.

(31) CERTIFICATIONS OF CEO AND CFO.

(a)   1.                The following financial statements and other information appear in Appendix A to this Annual

Report on Form 10-K and are filed as a part hereof:

Report of Independent Public Accountants.

Consolidated Balance Sheets - September 30, 2003 and 2002.

Consolidated Statements of Operations - Years Ended September 30, 2003, 2002 and 2001.

Consolidated Statements of Stockholders’ Equity (Deficit) - Years Ended September 30, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows - Years Ended September 30, 2003, 2002 and 2001.

Notes to the Consolidated Financial Statements.

2.                   Financial Statement Schedules are not filed with this Annual Report on Form 10-K because the Schedules are either inapplicable or the required information is presented in the financial statements listed immediately above or in the notes thereto.

(b)           Reports on Form 8-K:

During the fourth quarter of the fiscal year covered by this report, Anacomp filed the following report on Form 8-K:

1.                   August 15, 2003 (quarterly earnings release) Reports that are “furnished” rather than “filed” are not incorporated by reference into our filings under the Securities Act nor Securities Exchange Act.

(c)                                  The following exhibits are filed with this Annual Report on Form 10-K or incorporated herein by reference to the listed document previously filed with the Securities and Exchange Commission (the”SEC”).  Previously unfiled documents are noted with an asterisk (*):

2.                                       Plan of Reorganization dated August 29, 2001. (1)

3.1                                 Amended and Restated Articles of Incorporation of the Company as of December 31, 2001. (2)

3.2                                 Amended and Restated Bylaws of the Company as of April 25, 2002. (3)

4.1                                 Shareholders Rights Plan. (4)

4.2                                 Amendments to the Shareholders Rights Plan (5).

4.3                                 Warrant Agreement by and between the Company and Mellon Investor Services LLC dated December 31, 2002. (2)

10.1                           Retirement / Part-Time Employment Agreement dated October 27, 1999, between the Company and William C. Ater. (6) (8)

10.2                           Employment Agreement, effective August 21, 2000, between the Company and Jeffrey R. Cramer. (7) (8)

10.3                           Revolving Credit Agreement, dated as of June 15, 1998, among Anacomp, Inc., the various lending institutions named therein and BankBoston, N.A. as agent. (9)

10.4                           Forbearance and Standstill Agreement, dated as of November 15, 2000, among Anacomp, Inc., the various banks named therein, and Fleet National Bank as agent for the banks. (6)

10.5                           Amendment to the Forbearance and Standstill Agreement, dated as of December 15, 2000, between Anacomp, Inc. and Fleet National Bank. (6)

10.6                           Amended and Restated Master Supply Agreement, dated October 8, 1993, by and among the Company, SKC America, Inc. and SKC Limited. (10)

10.7                           First Cumulative Amendment to the Amended and Restated Master Supply Agreement, dated May 17, 1996, by and among the Company, SKC America, Inc. and SKC Limited. (11)

10.8                           Second Amended and Restated Master Supply Agreement, dated as of July 1, 1997, by and among the Company, SKC America, Inc. and SKC Limited. (12)

10.9                           Second Amendment to Amended and Restated Revolving Credit Agreement and Restructure of Obligations dated as of December 19, 2002, by and among the Company, the various banks named therein, and Fleet National Bank as agent for the banks. (5)

10.10                     Lease Agreement by and between the Company and Kilroy Realty, LP., a Delaware limited partnership dated   June 14, 2002. (13)

10.11                     Consulting Agreement by and between the Company and Steven G. Singer dated May 7, 2002. (13)

10.12                     Employment Agreement and Amended Employment Agreement between the Company and Edward P. Smoot dated November 12, 2002 and April 28, 2003, respectively.

10.13                     Revolving Credit Agreement, dated as of November 21, 2003, by and among, Anacomp, Inc., Fleet National Bank and Union Bank of California. (14)

16.                                 Letter by Arthur Anderson to the SEC dated May 28, 2002 regarding change in certifying accountant. (15)

21.1                           Subsidiaries.

23.1                           Consent of Ernst and Young LLP, Independent Auditors.

23.2                           Solely due to the closure of Arthur Andersen LLP’s San Diego, California office, after reasonable efforts, the Registrant was unable to obtain the written consent of Arthur Andersen LLP to incorporate by reference its report dated November 21, 2001.

31                                    Rule 13a – 14(a)/15(d) – 14(a) Certifications

32            Section 1350 Certifications

(1)                                  Incorporated by reference to the Company’s Form 8-K filed on September 20, 2001 and October 29, 2001.

(2)                                  Incorporated by reference to the exhibits to the registration statement of Form 8-A filed by the Company on January 9, 2002.

(3)                                  Incorporated by reference to the Company’s Form 10-Q/A for the quarterly period ended June 30, 2002.

(4)                                  Incorporated by reference to an exhibit to the Company’s Form 8-K filed on September 21, 2002.

(5)                                  Incorporated by reference to the Company’s Form 10-K for the year ended September 30, 2002.

(6)                                  Incorporated by reference to the Company’s Form 10-K for the year ended September 30, 2000.

(7)                                  Incorporated by reference to the Company’s Form 10-K for the year ended September 30, 2001.

(8)                                  Management contract or compensation plan.

(9)                                  Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 24, 1998 (File No. 1-8328).

(10)                            Incorporated by reference to the Company’s Form 10-K for the year ended September 30, 1993.

(11)                            Incorporated by reference to the Company’s Pre-Effective Amendment No. 1 to Form S-1 Registration Statement filed with the SEC on September 19, 1996 (File No. 333-9395).

(12)                            Incorporated by reference to the Company’s Form 10-K for the year ended September 30, 1999.

(13)                            Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2002.

(14)                            Incorporated by reference to the Company's Form 8-K filed on November 25, 2003.

(15)                            Incorporated by reference to an exhibit to the Company’s Form 8-K filed with the SEC on May 29, 2002.