Form 10-Q
period 2003-12-31
ANACOMP INC
filed 2004-02-17
CIK 6260

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
         / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003.

                                       or

         /   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                 FROM ____________ TO____________

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

     As of January 31, 2004, the number of outstanding shares of the registrant's Class A common Stock, $.01 par value per share, was 4,039,900 and the number of outstanding shares of the registrant's Class B common Stock, $0.01 par value per share, was 4,034.

                         ANACOMP, INC. AND SUBSIDIARIES

                                      INDEX

      PART I.         FINANCIAL INFORMATION                                                           Page
      Item 1.         Financial Statements:

                          Condensed Consolidated Balance Sheets at
                               December 31, 2003 and September 30, 2003........................         1

                          Condensed Consolidated Statements of Operations
                               Three Months Ended December 31, 2003 and 2002...................         2

                          Condensed Consolidated Statements of Cash Flows
                               Three Months Ended December 31, 2003 and 2002...................         3

                          Notes to the Condensed Consolidated Financial Statements.............         4

      Item 2.         Management's Discussion and Analysis of Financial
                               Condition and Results of Operations.............................         9

      Item 3.         Quantitative and Qualitative Disclosures About Market Risk...............        19

      Item 4.         Controls and Procedures..................................................        20


      PART II.        OTHER INFORMATION

      Item 1.         Legal Proceedings........................................................        21

      Item 6.         Exhibits and Reports on Form 8-K.........................................        21

      SIGNATURES      .........................................................................        22

      Index to Exhibits........................................................................        23

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              December 31,         September 30,
(in thousands)                                                                   2003                  2003
                                                                            --------------         -------------
Assets                                                                        (Unaudited)
Current assets:
    Cash and cash equivalents...........................................     $      17,170         $      18,390
    Receivable on sale of Swiss subsidiaries............................             1,308                 1,262
    Accounts receivable, net............................................            29,235                29,847
    Inventories, net....................................................             3,314                 3,174
    Prepaid expenses and other..........................................             4,699                 4,798
                                                                             -------------         -------------
Total current assets....................................................            55,726                57,471

Property and equipment, net.............................................            18,428                18,398
Reorganization value in excess of identifiable net assets...............            73,310                73,363
Intangible assets, net..................................................             8,333                 8,829
Other assets............................................................             7,680                 6,880
                                                                             -------------         -------------
                                                                             $     163,477         $     164,941
                                                                             =============         =============
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable....................................................     $      10,080         $       9,118
    Accrued compensation, benefits and withholdings.....................            12,860                14,233
    Deferred revenue....................................................             7,468                 7,784
    Accrued income taxes................................................             1,213                 1,063
    Other accrued liabilities...........................................             7,888                 9,262
                                                                             -------------         -------------
Total current liabilities...............................................            39,509                41,460
                                                                             -------------         -------------

Long-term liabilities:
    Senior secured revolving credit facility............................             4,817                 5,917
    Unfunded accumulated benefit obligation.............................            14,480                13,296
    Other long-term liabilities.........................................             2,579                 3,125
                                                                             -------------         -------------
Total long-term liabilities.............................................            21,876                22,338
                                                                             -------------         -------------

Stockholders' equity:
    Preferred stock.....................................................               ---                   ---
    Common stock........................................................                40                    40
    Additional paid-in capital..........................................            97,200                97,000
    Accumulated other comprehensive loss................................               (18)                 (891)
    Retained earnings...................................................             4,870                 4,994
                                                                             -------------         -------------
Total stockholders' equity..............................................           102,092               101,143
                                                                             -------------         -------------
                                                                             $     163,477         $     164,941
                                                                             =============         =============

        See the Notes to the Condensed Consolidated Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(in thousands, except per share amounts)                                  Three months ended    Three months ended
                                                                           December 31, 2003     December 31, 2002
                                                                          ------------------    ------------------
Revenues:
    Services...........................................................   $         39,138      $         42,825
    Equipment and supply sales.........................................              8,285                10,146
                                                                          ----------------      ----------------
                                                                                    47,423                52,971
                                                                          ----------------      ----------------
Cost of revenues:
    Services...........................................................             26,810                28,994
    Equipment and supply sales.........................................              5,537                 6,591
                                                                          ----------------      ----------------
                                                                                    32,347                35,585
                                                                          ----------------      ----------------

Gross profit...........................................................             15,076                17,386
Costs and expenses:
    Engineering, research and development..............................              1,441                 1,852
    Selling, general and administrative................................             13,125                13,996
    Reversal of environmental liability................................               (481)                  ---
    Amortization of intangible assets..................................                496                   496
                                                                          ----------------      ----------------

Operating income from continuing operations............................                495                 1,042
                                                                          ----------------      ----------------

Other income (expense):
    Interest income....................................................                 58                    69
    Interest expense and fee amortization..............................               (117)                 (763)
    Other..............................................................               (126)                  (62)
                                                                          ----------------      ----------------
                                                                                      (185)                 (756)
                                                                          ----------------      ----------------
Income from continuing operations before income taxes..................                310                   286
Provision for income taxes.............................................                434                   558
                                                                          ----------------      ----------------
Loss from continuing operations........................................               (124)                 (272)
Gain on sale of discontinued operations, net of taxes..................                ---                 8,384
                                                                          ----------------      ----------------
Net (loss) income......................................................   $           (124)     $          8,112
                                                                          ================      ================
Basic and diluted per share data:
    Basic and diluted net loss from continuing operations..............   $          (0.03)     $          (0.07)
    Gain on sale of discontinued operations, net of taxes..............                ---                  2.08
                                                                          ----------------      ----------------
    Basic and diluted net (loss) income................................   $          (0.03)     $           2.01
                                                                          ================      ================

Shares used in computing basic and diluted net (loss) income per share.              4,044                 4,037
                                                                          ================      ================

        See the Notes to the Condensed Consolidated Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(in thousands)                                                            Three months ended       Three months ended
                                                                          December 31, 2003        December 31, 2002
                                                                          ------------------       -------------------
Cash flows from operating activities:
    Net (loss) income..................................................   $           (124)        $       8,112
    Adjustments to reconcile net income to net
        cash provided by operating activities:
      Gain on sale of discontinued operations..........................                ---                (8,384)
      Depreciation and amortization....................................              3,117                 3,973
      Amortization of debt fees, premiums, and discounts...............                 23                   172
      Non-cash compensation............................................                200                    33
       Change in assets and liabilities:
        Accounts and other receivables.................................                516                 1,640
        Inventories....................................................               (128)                  266
        Prepaid expenses and other assets..............................               (757)                1,516
        Accounts payable, accrued expenses and other liabilities.......             (2,262)               (6,665)
                                                                          ----------------         -------------
         Net cash provided by operating activities.....................                585                   663
                                                                          ----------------         -------------
Cash flows from investing activities:
    Purchases of property and equipment................................             (1,492)                 (798)
    Proceeds from sale of discontinued operations, net.................                ---                 1,717
                                                                          ----------------         -------------
         Net cash provided by (used in) investing activities...........             (1,492)                  919
                                                                          ----------------         -------------

Cash flows from financing activities:
    Principal payments on revolving line of credit.....................             (1,100)               (5,800)
                                                                          ----------------         -------------
         Net cash used in financing activities.........................             (1,100)               (5,800)
                                                                          ----------------         -------------
Effect of exchange rate changes on cash and cash equivalents...........                787                   455
                                                                          ----------------         -------------
Decrease in cash and cash equivalents..................................             (1,220)               (3,763)
Cash and cash equivalents at beginning of period.......................             18,390                15,561
                                                                          ----------------         -------------
Cash and cash equivalents at end of period.............................   $         17,170         $      11,798
                                                                          ================         =============

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest...............................................   $            182         $         572
                                                                          ================         =============
  Cash paid for income taxes...........................................   $            210         $          57
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

All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements, except for the balance sheet as of September 30, 2003, have not been audited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments and an adjustment to our estimated environmental liability) necessary for a fair presentation of our financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2003, included in our fiscal 2003 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year or for any other period.

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

For the three months ended December 31:

                                                                                 2003                   2002
                                                                              -----------            ----------
     Net (loss) income as reported......................................      $     (124)            $    8,112
     Deduct: Total stock-based employee compensation expense determined under fair value method for all awards granted since December
         31, 2001, net of related tax effects ..........................            (152)                  (163)
                                                                              ----------             ----------
     Pro forma net (loss) income........................................      $     (276)            $    7,949
                                                                              ==========             ==========

     Basic and diluted net (loss) income per share:
           As reported..................................................      $    (0.03)            $     2.01
           Pro forma....................................................      $    (0.07)            $     1.97

Note 2. Company Reorganization

On October 19, 2001, we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged plan of reorganization, with the U.S. Bankruptcy Court for the Southern District of California. The U.S. Bankruptcy Court confirmed the plan on December 10, 2001, and we emerged from bankruptcy effective December 31, 2001. The Court issued its final decree on September 27, 2002 closing the Chapter 11 case. There are no remaining claims or unrecorded obligations related to the bankruptcy proceedings.

Note 3. Fresh Start Reporting

Our enterprise value after reorganization at December 31, 2001 was determined based on the consideration of many factors and resulted in a reorganization value (over the fair value of identifiable net assets) of $73.3 million, as adjusted, and is reported as "Reorganization value in excess of identifiable net assets". Although the asset will not be subject to future amortization (in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets"), it will be subject to, at a minimum, annual impairment testing.

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

As a result of Fresh Start Reporting, identifiable intangible assets were valued and consist of the following to be amortized over the useful lives indicated:

(dollars in thousands; unaudited)                                          Life in Years    December 31, 2003
-----------------------------------------------------------------------    -------------    -----------------
Customer contracts and related customer relationships..................          10          $      7,600
Digital technology and intellectual property...........................           3                 3,100
COM technology and intellectual property...............................          10                 1,300
COM production software................................................           5                   300
                                                                                             ------------
Total..................................................................                            12,300
Less: accumulated amortization.........................................                            (3,967)
                                                                                             ------------
                                                                                             $      8,333
                                                                                             ============

Note 4. Senior Secured Revolving Credit Facility

Effective November 24, 2003, we entered into a new revolving credit agreement with Fleet National Bank ("Agent") and Union Bank of California. The new credit facility is for a maximum commitment of $22.5 million with a term of two years from November 24, 2003. The agreement provides for a standby letter of credit sublimit of up to $10.0 million. Availability is limited to the lesser of (a) the maximum commitment of $22.5 million or (b) the borrowing base plus an over-advance facility for acquisitions.

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

The credit facility is secured by virtually all Anacomp assets and 65% of the capital stock of our foreign subsidiaries. The facility contains covenants relating to limitations on the following:

          - additional debt;
          - permitted acquisitions; and
          - liens and dividends.

The new credit facility also is subject to minimum operating cash flow, a leverage ratio covenant, minimum earnings before taxes, minimum liquidity and limits on annual capital expenditures. In addition, we are required to remit to the Bank Group the net proceeds of any significant capital asset sale. The banks must approve any buyback or open market purchases of our common stock.

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

All proceeds have been received from the sale except for CHF 1.8 million, which is due on or before April 18, 2004 upon expiration of certain indemnification claim periods. Effectively all of the net proceeds (i.e. sales price less sale costs) received have been used to reduce the balance outstanding under the terms of our 2002 Amended and Restated Revolving Credit Agreement.

We recorded a gain on the sale of the Swiss operations that is shown separately as "Gain on sale of discontinued operations" in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2002.

Note 6. Income Taxes

Our provision for income taxes consists of the following:

                                                          Three months ended        Three months ended
          (in thousands)                                  December 31, 2003         December 31, 2002
          ------------------------------------------      ------------------        ------------------
          Federal...................................      $             38          $            ---
          State.....................................                    15                        10
          Foreign...................................                   381                       548
                                                          ----------------          ----------------
                                                          $            434          $            558
                                                          ================          ================

Due to our reorganization, we had Cancellation of Debt ("COD") income of $265.4 million. As a result, we were required to reduce, for federal income tax purposes, certain tax attributes, including net operating loss carryforwards and property basis by the amount of the COD. These adjustments were determined at the end of our fiscal year ending September 30, 2002. A deferred tax liability has been recorded for COD, book intangible assets and certain temporary differences. A deferred tax asset has been recorded for tax goodwill in excess of book reorganization asset, certain temporary differences, net operating losses and other tax basis carryforwards. We have recorded a valuation allowance in the amount of $39.8 million in order to fully offset the net deferred tax asset. At December 31, 2003, our most significant deferred tax assets and liabilities relate to temporary differences for the tax basis of intangible assets. These timing differences were realized, offset and reversed with no impact on the net value of the deferred tax asset at December 31, 2003.

Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized in future years. Management periodically reviews the need for valuation allowances based upon our results of operations and when management determines that it is more likely than not that the utilization of these assets will not occur before they expire.

Note 7. Restructuring Activities

Anacomp continues to experience revenue declines in Computer Output to Microfiche (COM) other output services, COM maintenance, and equipment/supplies product lines. Due to this ongoing trend, we made adjustments in fiscal 2003 to align our cost structure and infrastructure through the consolidation and downsizing of facilities and adjustments to our workforce. We recorded restructuring charges totaling $2.9 million in the third and fourth quarters of fiscal year 2003. Adjustments to our workforce (affecting approximately 178 employees) totaled $2.5 million, and all affected employees were notified and have left the Company. The remaining accrued but unpaid liability of $0.7 million, as of December 31, 2003, is expected to be paid by March 31, 2004 for all but one employee, whose payments will continue through July of 2004. Also included in the $2.9 million charge is $0.4 million of facility closure costs, including incremental travel and relocation costs incurred as a result of our consolidation efforts. At December 31, 2003 $0.2 million of this amount remains unpaid, and we expect that payments (non-cancelable facility lease payments) will continue through December of 2007.

In fiscal year 2002, we recorded a restructuring charge of $2.1 million related to the reorganization of our operations from two business units to one. We reorganized our workforce by combining the field organizations of Document Solutions and Technical Services into one organization, establishing an executive level position to oversee all sales and marketing activities and implementing a single support group for our data centers, docHarbor Web Presentment operations, field services operations and process quality. The restructuring charges included $1.6 million in employee severance and termination-related costs for approximately 100 employees, all of whom have left the company. The restructuring charges also included approximately $0.4 million for the closure of a data center. No material costs remained unpaid for this restructuring activity at September 30, 2003, and it is therefore excluded from the rollforward table presented below.

In the second and third quarters of fiscal year 2000, we effected a reorganization of our workforce in the United States and Europe along our lines of business, reorganized parts of our corporate staff and phased out our manufacturing operations. We recorded restructuring charges of $14.6 million related to these actions. Employee severance and termination-related costs were for approximately 300 employees, all of whom have left the Company. Other fees relate to professional fees associated with negotiations to terminate facility leases and other costs associated with implementation of our new business unit structure and the reorganization of our business units into separate entities. No material costs remained unpaid for this restructuring activity at September 30, 2003, and it is therefore excluded from the rollforward table presented below.

The restructuring reserves are included as a component of "Other accrued liabilities" in the accompanying Condensed Consolidated Balance Sheets.

The following table presents the activity and balances of the fiscal year 2003 restructuring reserves from September 30, 2003 to December 31, 2003 (in thousands):

                                                      Fiscal Year 2003 Restructuring
------------------------------------------------------------------------------------------------------------------
                                                                           Cash Payments and
                                 September 30, 2003         Additions          Deductions        December 31, 2003
                                 -------------------      -------------    -----------------     -----------------
Employee Separations                   $     1,510          $      ---           $     818           $     692
Facility Closing                               253                 ---                  83                 170
                                       -----------          ----------           ---------           ---------
                                       $     1,763          $      ---           $     901           $     862
                                       ===========          ==========           =========           =========

Note 8. Inventories

Inventories consist of the following:

(in thousands)                                                      December 31, 2003    September 30, 2003
-----------------------------------------------------------------   ------------------   ------------------
  Finished goods, including purchased film.......................   $           498       $          593
  Consumable spare parts and supplies............................             2,816                2,581
                                                                    ---------------       --------------
                                                                    $         3,314       $        3,174
                                                                    ===============       ==============

Note 9. Defined Benefit Plan

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

Plan assets are held in trust and consist primarily of equity securities. In addition, we have assets with a fair value of $4.8 million and $3.8 million as of December 31, 2003 and 2002, respectively, held specifically to meet pension obligations in Germany, and these assets do not qualify as pension assets under U.S. GAAP definitions.

As of December 31, 2003, the unfunded accumulated benefit obligation for both plans was $14.5 million. The recent under funding of pension plans is primarily due to decreases in actual investment returns, a decrease in the assumed discount rates, and an increase in life expectancy. The Company evaluates its actuarial assumptions on an annual basis. These assumptions are revised based on an evaluation of long-term trends and market conditions in each country that may have an impact on the cost of providing retirement benefits.

Components of the net periodic benefit cost were as follows:

                                                     Three months ended      Three months ended
          (in thousands)                              December 31, 2003       December 31, 2002
           ----------------------------------------  -------------------     -------------------
          Service cost                                        $      251              $      221
          Interest cost                                              507                     434
          Expected return on plan assets                            (351)                   (312)
          Recognized actuarial loss                                   78                      76
                                                              ----------              ----------
          Net periodic benefit cost                           $      485              $      419
                                                              ==========              ==========

Total employer contributions paid during the three months ended December 31, 2003 were $162 thousand. Additional employer contributions of approximately $1.0 million are expected to be paid during the remainder of fiscal year 2004.

Note 10. Foreign Currency Contracts

On October 15, 2002, we entered into a Swiss Franc (CHF) forward contract to protect the value of the expected cash receipts from the sale of our Switzerland operations. The contract protects Anacomp against an exchange rate above 1.5425. The forward contract was written in the amount of CHF 1.8 million and expires on April 15, 2004. We receive full exchange benefits for a lower rate on 50% of the contract and the remaining 50% will be converted at 1.5425. The minimum U.S. dollar proceeds received would be $1.0 million if the buyer releases all funds (this includes the estimated $0.2 million effect of a reduction in proceeds due to results of a Swiss operations tax audit).

The Other Expense category of our Condensed Consolidated Statement of Operations for the three months ended December 31, 2003 includes the recognition of $42 thousand of exchange gain from currency fluctuations related to the Swiss receivable, the forward contract and sale costs.

Note 11. Comprehensive income

Comprehensive income consists of the following components:

                                                        Three months ended      Three months ended
           (in thousands)                               December 31, 2003       December 31, 2002
           ------------------------------------------  -------------------      ------------------
           Net (loss) income.........................  $            (124)       $         8,112
           Change in foreign currency translation....                873                    (73)
                                                       -----------------        ---------------
           Comprehensive income......................  $             749        $         8,039
                                                       =================        ===============

Note 12. Income or Loss Per Share

Basic income or loss per share is computed based upon the weighted average number of shares of Anacomp's common stock outstanding during the period. For the three months ended December 31, 2003, potentially dilutive securities included 783,077 outstanding warrants to purchase Class B Common Stock, which were issued as part of the reorganization. These warrants were excluded from diluted income per share as they were anti-dilutive using the treasury stock method.

Note 13. Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises statement 132 in order to improve financial statement disclosures for defined benefit plans. The standard requires disclosure of more details about plan assets, obligations, cash flows, benefit costs, and other relevant information. Disclosures in interim financial statements are also expanded to require information about various elements of pension and other postretirement benefit costs. This statement is effective for financial statements with fiscal years ending after December 15, 2003, and the interim provisions are required for periods beginning after December 15, 2003. We do not anticipate the adoption of this statement will have a material impact on our results of operations or financial condition.

In July 2003, the Emerging Issues Task Force ("EITF") finalized a consensus on Issue No. 03-5, "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software", effective for arrangements entered into in the first reporting period (annual or interim) beginning after August 13, 2003. This issue considers whether the provisions of SOP 97-2, particularly the Vendor Specific Objective Evidence ("VSOE") requirements, apply to all deliverables in an arrangement containing more-than-incidental software or only to the software elements of the arrangement. The EITF concluded that in an arrangement that includes software that is more than incidental to the products or services as a whole, software as well as software-related elements (these elements include non-software deliverables for which software deliverables are essential to their functionality) are included within the scope of SOP 97-2. The adoption of this consensus has not had a material effect on our results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report, including the following section regarding "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. Additionally, statements concerning future matters such as our future plans and operations, projections used for valuation purposes, sales levels, consolidation and restructuring plans, liquidity needs, expectations of business trends and product line revenue trends and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this Quarterly Report reflect the good faith estimates and judgment of our management, such statements can only be based on facts and factors of which we are currently aware. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Our actual results, performance, and achievements may differ materially from those discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading "Risk Factors" below, as well as those discussed elsewhere in this Quarterly Report. We encourage you to not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. We encourage you to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects. Forward-looking statements involve known and unknown risks and uncertainties. Risks, uncertainties and other important factors include, among others:

     -    general economic and business conditions;
     -    industry trends and growth rates;
     -    competition;
     -    future technology;
     -    raw materials costs and availability;
     -    currency fluctuations;
     -    the loss of any significant customers or suppliers;
     -    changes in business strategy or development plans;
     -    successful development of new products and services;
     - anticipated financial performance and contributions of our products and services;
     -    availability, terms and deployment of capital;
     -    availability of qualified personnel;
     - changes in, or the failure or inability to comply with, government regulations; and
     - other factors referenced in this report and in other public filings including our Form 10-K for the year ended September 30, 2003.

Overview and Recent Events

Anacomp is a global provider of information outsourcing services, maintenance support, and imaging and print solutions. Anacomp was incorporated in Indiana in 1968 and has active international subsidiaries in Austria, Belgium, Canada, France, Germany, Italy, the Netherlands, Scandinavia and the United Kingdom.

The majority of our business relates to managing customer documents, supporting the devices these documents are captured, printed or stored on, and providing supplies and service for the same. We attempt to service our existing and future customers by "bundling" an expanded list of services (e.g. Web viewing, CD Services, printing, scanning and long-term archival storage).

We are also one of the world's leading independent, vendor neutral providers of Multi-Vendor Services (MVS), where we act as a third party maintainer, providing support services such as on-site maintenance, call center/help desk service and/or depot repair services, as well as laser printer maintenance and associated hardware. We offer expert installation, maintenance and repair services for a broad array of third party equipment, such as mass storage devices and high-speed output systems. In addition, we provide systems and related supplies and services to much of the installed base of COM imaging systems worldwide through a combination of direct sales, telemarketing and distributors. Anacomp was once the primary manufacturer for most of the base of this installed COM equipment and today we provide "as new" systems to our customers in North America, Japan and Europe. We also refurbish high-speed laser printers and provide maintenance support for a number of these devices, as well as selling associated supplies.

We continually monitor our legacy business volumes and intend to reduce the cost of infrastructure when and where appropriate. We are developing plans to determine the location and number of data centers and personnel required to support our existing and future legacy business. We plan on leveraging our current data transmission capabilities to optimize the cost of delivering these services, which will enable us to terminate leases in many of our operating facilities. We expect the final plan to reflect the operation of a limited number of data centers and that the total number of employees will be reduced. These data centers will be located in the areas where we believe our future prospects are strongest and will enable us to service customers from other markets through these Mega-centers. Maintaining better span and control of our resources, while aligning our sales resources around these centers is expected to help us drive additional opportunities for growth while reducing our operating costs.

On November 24, 2003, we signed a new credit agreement with Fleet National Bank ("Agent") and Union Bank of California. The new facility is for a maximum commitment of $22.5 million with a term of two years from November 24, 2003. The agreement provides for a standby letter of credit sublimit of up to $10.0 million. Borrowing availability is limited to the lesser of (a) the maximum commitment of $22.5 million or (b) the borrowing base plus an over-advance facility for acquisitions. We paid $1.1 million on our credit facility during the first quarter of fiscal 2004, bringing the balance down to $4.8 million at December 31, 2003.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and our results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies can be found in our 2003 Annual Report on Form 10-K.

Results of Operations

     General. We reported a net loss of $124 thousand for the three months ended December 31, 2003 versus $8.1 million in net income for the three months ended December 31, 2002. The prior year net income includes an $8.4 million gain on the sale of our Swiss subsidiaries. Excluding this gain, we would have reported a net loss of $272 thousand for the three months ended December 31, 2002. Both MVS and Web Presentment revenues grew more than 10% over the prior year period revenue. COM based revenues continued to decline in the three months ended December 31, 2003, in line with historical trends. Due to the general weakening of the U.S. dollar, our total net revenues for the first quarter of fiscal year 2004 were favorably impacted by foreign exchange as compared with the first quarter of fiscal year 2003. The impact of the foreign exchange benefit in the current period was approximately 4% of total net revenues as compared with the first quarter of last year.

We define our product lines as follows:

MVS - Multi-Vendor Services where Anacomp acts as a third party maintainer, providing support services such as on-site maintenance, call center/help desk or depot repair, laser printer maintenance and associated hardware sales.

docHarbor Web Presentment - Transmitted ingestion, storage, delivery and internet browser-based access to documents. Also includes license sales and maintenance for the docHarbor software that is our Web platform in the US.

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

 (in thousands)                               Three Months Ended December 31,
                                        ------------------------------------------
                                                                                         Percentage
Product Line                              2003             2002            Change          change
------------                            --------         --------         --------       ---------
MVS                                     $  8,985         $  8,117         $    868           11%

Web Presentment                            5,791            4,783            1,008           21%

CD/Digital                                 6,127            7,329           (1,202)         (16%)

COM/Other Output Services                 15,083           19,158           (4,075)         (21%)

COM Professional Services                  4,682            5,538             (856)         (15%)

Equipment/Supplies                         6,755            8,046           (1,291)         (16%)
                                        --------         --------         --------

Total                                   $ 47,423         $ 52,971         $ (5,548)         (10%)
                                        ========         ========         ========

MVS revenues increased $0.9 million, or 11%, over the prior year three month period. This reflects the continued increase in new OEM agreements and the resulting continued growth in our Multi-Vendor Services offerings. We have experienced several years of continuous growth in MVS revenues, and we expect continued growth in this area as we expand our service offerings to include call center/help desk and depot repair capabilities. The relative makeup of total professional services revenues (consisting of MVS and COM professional services) continues to migrate from COM to MVS. In the three months ended December 31, 2003, MVS represented 66% of total professional services, compared to 59% in the prior year three month period.

docHarbor Web Presentment revenues increased $1 million, or 21%, over the prior year three month period ended December 31, 2002. This reflects the addition of new customers and additional revenue from established customers as they have increased the number of their applications utilizing our Web services. A large Web Presentment customer (representing 23% of docHarbor Web Presentment revenue in the first quarter of fiscal year 2004) has indicated that they may not renew their Web Presentment services agreement when it expires in September 2004. Anacomp is seeking to mitigate the potential loss of revenue by proposing new or alternative services to the customer. We expect continued revenue growth in this product line resulting from increased customer awareness and recognition, increased acceptance of outsourcing non-core business processes and tighter regulations around financial reporting and record keeping. Over the long term, we believe that pricing for this product may become more aggressive in the future, and we must remain competitive with alternative in-house solutions.

CD/Digital revenue declined $1.2 million, or 16%, from the prior year three month period. The decline is due primarily to the availability of alternative Web-based or in-house solutions that have become more affordable and practical.

COM/Other Output Services revenue declined $4.1 million, or 21%, from the prior year three month period. This decline reflects the decreased volumes processed in our data centers and continues the trend experienced in prior years. This decline is also due primarily to the availability of alternative technologies. We expect that COM revenues will continue to decline in future periods.

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

Equipment and supplies revenue declined $1.3 million, or 16%, from the prior year three month period. This decrease was largely the result of the decline in demand for and use of COM systems.

     Gross Margins. Our gross margin, $15.1 million for the three months ended December 31, 2003 and $17.4 million for the three months ended December 31, 2002, represented 32% and 33% of revenue, respectively.

     Engineering, Research and Development. Engineering, research and development expenditures, $1.4 million for the three month period ended December 31, 2003, decreased $0.4 million, or 22%, from the prior year period, and remained consistent at 3% of total revenues in both periods. The decrease in this spending was mainly the result of restructuring related actions taken in the third and fourth quarters of fiscal year 2003. These expenses will not necessarily have a direct or immediate correlation to revenues. We continue to build and support our outsource service solutions base and corresponding internet and digital technologies. Most of these expenditures were in support of the docHarbor Web Presentment and CD/Digital services and, to a lesser extent, COM products.

     Selling, General and Administrative. SG&A expenses decreased from $14 million for the three months ended December 31, 2002 to $13.1 million for the three months ended December 31, 2003, due primarily to benefits realized from our recent restructuring activities.

     Reversal of Enviornmental Liability. Based upon updated environmental analysis and continued favorable site contamination test results, we recorded a reduction to our EPA liability of $0.5 million in the quarter ended December 31, 2003.

     Amortization of Intangible Assets. Amortization of intangible assets was the same at $0.5 million for the three months ended December 31, 2002 and December 31, 2003. The expense in each period reflects amortization of identifiable intangible assets valued as part of Fresh Start Reporting.

     Interest Expense and Fee Amortization. Interest expense decreased to $0.1 million for the three months ended December 31, 2003 from $0.8 million for the three months ended December 31, 2002. The decrease reflects the lower balance outstanding on the senior secured revolving credit facility in the current year period.

     Other. The expense in both periods is related primarily to currency exchange gains and losses.

     Provision for Income Taxes. The provision for income taxes of $0.4 million and $0.6 million for the three months ended December 31, 2003 and 2002, respectively, related primarily to earnings of foreign subsidiaries.

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

In the three months ended December 31, 2003, we generated cash from operations of $0.6 million, compared to $0.7 million in the same period of the prior fiscal year. Net cash from operations in the first quarter of fiscal 2004 primarily reflects our operating income plus non-cash charges for depreciation, amortization, and compensation in the form of stock grants for our outside directors, offset by an overall decrease in liabilities.

Net cash used in investing activities was $1.5 million in the current fiscal year, compared to cash provided by investing activities of $0.9 million in the comparable prior year period. Expenditures in both years were primarily for purchases of equipment. In the first quarter of fiscal 2004, we invested approximately $0.7 million in our call center and central services infrastructure. Additionally, in the prior year we received $1.7 million in cash proceeds from the sale of our Switzerland operations and subsidiaries.

Net cash used in financing activities was $1.1 million during the current three month period, compared to $5.8 million used in financing activities in the prior year period. In both periods, cash was used to pay down the revolving credit facility.

At December 31, 2003, the outstanding revolving credit borrowings were $4.8 million (plus outstanding standby letters of credit of $5.4 million).

Effective November 24, 2003, we entered into a new revolving credit agreement with Fleet National Bank ("Agent") and Union Bank of California. The new credit facility is for a maximum commitment of $22.5 million with a term of two years from November 24, 2003. The agreement provides for a standby letter of credit sublimit of up to $10.0 million. Borrowing availability is limited to the lesser of (a) the maximum commitment of $22.5 million or (b) the borrowing base plus an over-advance facility for acquisitions.

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

For borrowings greater than the borrowing base the rate of interest under the new agreement is one and one-half percent higher than the base rate. Interest is due and payable monthly in arrears. Borrowings greater than the borrowing base are in the form of an over-advance of up to a maximum of $5 million at any time to be available exclusively for funding the cash portion of the purchase price of permitted acquisitions; but in no event shall exceed $10 million in a four-quarter period. The principal amount of any over-advance shall amortize 1/8 per quarter with the remaining balance due and payable in full at the final maturity date.

The borrowing base for the new credit agreement was $11 million as of December 31, 2003, with borrowing base availability of $0.8 million.

The potential magnitude of restructuring charges in upcoming quarters may require an amendment to the covenants of our revolving credit agreement. We are in discussion with our bank group on this issue and, as in the past, we are realistically optimistic that we will reach a successful resolution of this issue.

The credit facility is secured by virtually all Anacomp assets and 65% of the capital stock of our foreign subsidiaries. The facility contains covenants relating to limitations on the following:

          - additional debt;
          - permitted acquisitions; and
          - liens and dividends.

The new credit facility also is subject to minimum operating cash flow, a leverage ratio covenant, minimum earnings before taxes, minimum liquidity and limits on annual capital expenditures. In addition, we are required to remit to the Bank Group the net proceeds of any significant capital asset sale. The banks must approve any buyback of our common stock.

As of February 13, 2003, the outstanding revolving credit borrowings were $3.9 million.

During the past year, our significant paydown of the outstanding balance on our revolving credit facility through both scheduled reductions and from proceeds received on the sale of our Switzerland subsidiaries, as well as the reclassification of our credit facility from current to long-term has substantially improved our working capital position. Working capital has grown from $1.7 million at December 31, 2002 to $16.2 million at December 31, 2003.

Our cash balance totaled $17.2 million at December 31, 2003 compared to $18.4 million at September 30, 2003. Approximately 57% of the December 31, 2003 cash balance is located at our foreign subsidiaries compared to approximately 65% at September 30, 2003.

Off-balance Sheet Arrangements, Contractual Obligations, and Commercial Commitments

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

In the normal course of business, we occasionally enter into arrangements with customers, suppliers or other parties that may result in material obligations or commitments from a cash flow standpoint. The following table shows our material contractual obligations and commercial commitments at December 31, 2003:

(in thousands)                                                   Amounts Due Within:
                                                               -----------------------
Description                         Total         1 year       2-3 years     4-5 years      6+ years
-----------                        --------      --------      --------      ---------      --------
Revolving credit facility (1)      $  4,817      $    ---      $  4,817      $     ---      $    ---

Standby letters of credit             5,365           ---         5,365            ---           ---

Noncancellable leases                52,248        10,135        16,453         12,615        13,046

Royalty payments (2)                    900           600           300            ---           ---
                                   --------      --------      --------      ---------      --------
Total                              $ 63,330      $ 10,735      $ 26,935      $  12,615      $ 13,046
                                   ========      ========      ========      =========      ========

     (1) This is reflected as a long-term liability in our December 31, 2003 balance sheet.

     (2) This is included with other accrued liabilities in our December 31, 2003 balance sheet.

RISK FACTORS

You should carefully consider the following risk factors and all of the other information included in this Form 10-Q in evaluating our business and our prospects. Investing in our Class A or Class B Common Stock (collectively, "Common Stock") involves a high degree of risk. Additional risks and uncertainties may also materially adversely affect our business and financial condition in the future. Any of the following risks could materially adversely affect our business, operating results or financial condition and could result in a complete loss of your investment.

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

The document management industry is continuing to change. The technological advances and price declines in digital systems and products are expected to continue. As a result, some of our CD services customers are choosing in-house digital solutions and products or other service providers instead of our CD service offerings. We believe that this is part of the reason for the recent declines in our CD service revenues. Revenues from our CD services declined 6% in 2002 and 20% in 2003 compared to the prior year. Revenues for CD services have been adversely affected for the last two years and will likely in the future be substantially adversely affected by, among other things, the increasing use of other digital technologies. Additionally, the rapidly changing document management industry has resulted in price competition in the CD service business. We expect that our revenues for CD services will continue to decline because of the availability of other technologies and the effect of price competition. If we do not adapt to the rapid changes in the document management industry, our business will suffer and your investment will be adversely affected.

If we are unable to decrease our costs to match the decline in our revenues, we may not be able to achieve or sustain profitability.

The decline in the demand for COM services, systems and maintenance and the attendant reduction in supplies revenues have adversely affected our business. Over the past several years, COM revenues from services, system and supplies sales have been steadily decreasing as a percentage of our revenues and declined 23% in 2003 from fiscal year 2002 revenues. We expect that our revenues for maintenance of COM systems will continue to decline as a result of decreasing use and fewer sales of COM systems. We have taken steps (such as facilities consolidation and personnel reductions) to reduce our cost structure and offset the decrease in COM revenues. We intend to take additional measures as necessary to continue to reduce our cost structure. If these measures are unsuccessful, we will not realize profits from our COM business and your investment may be adversely affected.

A significant portion of our docHarbor Web Presentment product line revenue is derived from a limited number of customers. This will continue until we can diversify our customer base to reduce our reliance on these largest customers.

Our docHarbor Web Presentment product line has grown by 20% or more each year for the last four years. In general these limited number of customers have increased their usage of docHarbor Web Presentment services. The loss, however, of any individual customer could cause the rate of growth of docHarbor Web Presentment revenue to decrease significantly from historical trends and could cause a decline in revenues from this product line.

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

Revenues from operations outside the United States accounted for 31% of our total revenue for the fiscal year ended September 30, 2003 and 28% of our total revenue in fiscal year 2002. Our success continues to depend upon our international operations, and we expect that a significant portion of our total future revenues will be generated from international sales. Our international business involves a number of risks, including:

     - our ability to adapt our products to foreign design methods and practices;
     -    cultural differences in the conduct of business;
     -    difficulty in attracting and retaining qualified personnel;
     - longer payment cycles for and greater difficulty collecting accounts receivable;
     - unexpected changes in regulatory requirements, royalties and withholding taxes that restrict the repatriation of earnings;
     -    tariffs and other trade barriers;
     -    the burden of complying with a wide variety of foreign laws;
     - political, economic or military conditions associated with current worldwide conflicts and events;
     - the exchange markets and our ability to generate, preserve and repatriate proceeds and dividends to the parent company in the United States; and
     - to the extent that profit is generated or losses are incurred in foreign countries, our effective income tax rate may be significantly affected.

We recently effectuated a financial restructuring pursuant to a prepackaged Chapter 11 plan of reorganization, we have a history of net losses and we may face liquidity issues in the future.

On October 19, 2001 we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and a prepackaged plan of reorganization. The Bankruptcy Court confirmed the plan of reorganization on December 10, 2001 and we emerged from our bankruptcy proceedings effective December 31, 2001. However, our completion of bankruptcy proceedings does not assure our continued success. For example, the bankruptcy proceedings described above are our second bankruptcy: we previously filed a plan of reorganization in January 1996 and emerged from those proceedings in June 1996. If our financial performance does not exceed our recent historical results, the price of our Common Stock could decline and your investment could be materially adversely affected. Our current credit facility includes covenant restrictions concerning minimum operating cash flow, a leverage ratio, earnings before taxes, liquidity, and capital expenditures.

Fluctuation in our quarterly financial results may cause instability in our stock price.

Our COM business continues to decline; however, the rate at which this decline will impact our operations is difficult to predict. Additionally, while we attempt to base our operating expenses on anticipated revenue levels, a substantial percentage of our expenses are fixed in the short term. As a result, any delay in generating or recognizing revenues could cause our operating results to be below expectations. Moreover, the operating expenses from our growth initiatives may exceed our estimates. Any or all of these factors could affect our financial results and cause the price of our common stock to decline.

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

In order to maintain and grow market share, we continually invest in offering new customer solutions and in upgrading our storage and delivery systems and infrastructure. We cannot ensure that we will be able to continue to develop innovations in our software to stay abreast of client needs. We also cannot ensure that we will be able to maintain or upgrade our infrastructure to take advantage of new technology. Our future plans for growth and a return to sustained profitability would be detrimentally affected if we are unable to develop new and innovative customer solutions or if we are unable to sustain our infrastructure.

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

We are highly dependent on the principal members of our management team and the technical expertise of our personnel. The success of our business is based on our technical expertise and proven ability to provide fast, expert, on-site service and support around the clock. This service is provided in North America and Europe by approximately 500 Anacomp service professionals, the loss of whose services might adversely impact the achievement of our business objectives. Moreover, our business operations will require additional expertise in specific industries and areas applicable to products identified and developed through our technologies. These activities will require the addition of new personnel, including management and technical personnel as well as the development of additional expertise by existing employees. Competition for experienced technicians may limit our ability to attract or retain such technicians. If we are unable to attract such personnel or to develop this expertise, we may not be able to sustain or expand our operations in a timely manner or at all.

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

We anticipate that our MVS and docHarbor Web Presentment product lines will continue to grow. Our growth in the future anticipates potential acquisitions that may place a strain on our administrative personnel and operational infrastructure should such acquisitions occur. We cannot assure you that we will be able to identify acquisition candidates, be able to consummate acquisitions on terms acceptable to us, if at all or to integrate any acquisitions into our other operations. Additionally, we cannot assure you that we will have funds available for making acquisitions. Effectively managing growth will also require us to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

We rely on a few suppliers to provide us COM products that, while in decline, are essential to our operations.

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

We maintain a deferred tax asset for tax goodwill in excess of book reorganization asset, certain temporary differences, net operating losses and other tax basis carryforwards. We have also established a valuation allowance in order to fully offset this net deferred tax asset. We have been advised that in the event of an Ownership Change (as defined by the Internal Revenue Code in section 382), our net deferred tax asset may have limited value and may be unavailable for us to utilize for our benefit in future periods.

Any of these factors could significantly harm our future international sales and, consequently, our revenues and results of operations and business and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Revenues generated outside of the United States, as a percentage of total revenues, were 33% and 30% for the three-month periods ended December 31, 2003 and 2002, respectively. Fluctuations in foreign exchange rates could impact operating results through translation of our subsidiaries' financial statements. Recent global economic events have caused exchange rates in general to rise over the past several months, making foreign currencies more valuable in terms of the U.S. dollar. For example, the Euro has risen over 8% during the three months ended December 31, 2003. Exchange rate changes of this magnitude can have a material affect on our financial statement results, particularly with regard to the accumulated other comprehensive income or loss account in the equity section of the balance sheet.

Our revolving credit facility bears interest at variable rates and is therefore affected by the general level of U.S. interest rates. We had $4.8 million outstanding under our facility on December 31, 2003. If interest rates were to increase 2%, annual interest expense would increase approximately $96 thousand based on the $4.8 million outstanding balance.

Foreign Exchange Options

On October 15, 2002, we entered into a Swiss Franc (CHF) forward contract to protect the value of the expected cash receipts from the sale of our Switzerland operations. The contract protects Anacomp against an exchange rate above 1.5425.

The forward contract was written in the amount of CHF 1.8 million and expires on April 15, 2004. We receive full exchange benefits for a lower rate on 50% of the contract and the remaining 50% will be converted at 1.5425. The minimum U.S. dollar proceeds received would be $1.0 million if the buyer releases all funds (this includes the estimated $0.2 million effect of a reduction in proceeds due to results of a Swiss operations tax audit).

The Other Expense category of our Condensed Consolidated Statement of Operations for the three months ended December 31, 2003 includes the recognition of $42 thousand of exchange gain from currency fluctuations related to the Swiss receivable, the forward contract and sale costs.

We are exposed to various foreign currency exchange rate risks that arise in the normal course of business. Our functional currency is the U.S. dollar. We have international operations resulting in receipts and payments in currencies that differ from the functional currency of Anacomp. In connection with the sale of our Switzerland subsidiaries, we entered into forward contracts to hedge the related receivables. All forward contracts entered into were for the sole purpose of hedging existing currency exposure, not for speculation or trading purposes. Currently, we are using a forward contract only to hedge balance sheet exposure. The contract is in Swiss Francs, and has a maturity of April 15, 2004. When hedging balance sheet exposure, all gains and losses on forward contracts are recognized as other income and expense in the same period as the gains and losses on remeasurement of the foreign currency denominated assets. We entered into this foreign exchange forward contract within a few days of the sale, and therefore the difference between the change in the fair value of the asset and the change in value in the contract that must be recognized in the financial statements is immaterial.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

(b) During the period covered by this report, we filed the following reports on Form 8-K:

     (1) On October 23, 2003, we filed a Form 8-K to provide a copy of slides used by the Company in making an investor presentation.

     (2) On October 23, 2003, we filed a Form 8-K with respect to a press release dated October 22, 2003 regarding Anacomp's slate of nominees for election to its Board of Directors.

     (3) On November 25, 2003, we filed a Form 8-K with respect to a press release dated November 25, 2003 regarding our new Senior Secured Revolving Credit Facility.

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    ANACOMP, INC.


                                                    /s/ Linster W. Fox
                                                    ----------------------
                                                    Linster W. Fox
                                                    Executive Vice President and
                                                    Chief Financial Officer


Date: February 13, 2004

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

   3.2.1  Amended and Restated Bylaws of the Company as of January 13, 2004.*

     4.1  Shareholders Rights Plan.(4)

     4.2  Amendment to the Shareholders Rights Plan dated December 17, 2002. (5)

     4.3 Warrant Agreement by and between the Company and Mellon Investor Services LLC dated December 31, 2001.(2)

      31  Rule 13a-14 Certifications

      32  Section 1350 Certifications

----------
(1) Incorporated by reference to the Company's Form 8-K filed on September 20, 2001 and October 29, 2001.
(2) Incorporated by reference to the exhibits to the registration statement of Form 8-A filed by the Company on January 9, 2002.
(3) Incorporated by reference to the Company's Form 10-Q/A for the quarterly period ended June 30, 2002.
(4) Incorporated by reference to an exhibit to the Company's Form 8-K filed on September 21, 2002.
(5) Incorporated by reference to an exhibit to the Company's Form 10-K for the year ended September 30, 2002.