Form 10-Q
period 2004-03-31
ANACOMP INC
filed 2004-05-14
CIK 6260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         (Mark One)
         [  X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                  MARCH 31, 2004

                                       or

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                  FROM ____________ TO____________


                         Commission File Number: 1-08328


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

     As of April 30, 2004, the number of outstanding shares of the registrant's Class A common Stock, $.01 par value per share, was 4,039,900 and the number of outstanding shares of the registrant's Class B common Stock, $.01 par value per share, was 4,034.


                         ANACOMP, INC. AND SUBSIDIARIES

                                      INDEX


      PART I.         FINANCIAL INFORMATION                                                            Page
      Item 1.         Financial Statements:

                          Condensed Consolidated Balance Sheets at
                               March 31, 2004 (unaudited) and September 30, 2003...............         1

                          Unaudited Condensed Consolidated Statements of Operations
                               Three Months Ended March 31, 2004 and 2003......................         2

                          Unaudited Condensed Consolidated Statements of Operations
                                  Six Months Ended March 31, 2004 and 2003.....................         3

                          Unaudited Condensed Consolidated Statements of Cash Flows
                               Six Months Ended March 31, 2004 and 2003........................         4

                          Notes to the Condensed Consolidated Financial Statements (Unaudited)          5

      Item 2.         Management's Discussion and Analysis of Financial
                               Condition and Results of Operations.............................        11


      Item 3.         Quantitative and Qualitative Disclosures About Market Risk...............        24

      Item 4.         Controls and Procedures..................................................        26


      PART II.        OTHER INFORMATION

      Item 1.         Legal Proceedings........................................................        26

      Item 2.         Changes in Securities and Use of Proceeds................................        26

      Item 4.         Submission of Matters to a Vote of Security Holders......................        26

      Item 6.         Exhibits and Reports on Form 8-K.........................................        27

      SIGNATURES...............................................................................        28

      INDEX TO EXHIBITS........................................................................        29



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               March 31,           September 30,
(in thousands)                                                                   2004                  2003
                                                                          _________________     _________________
Assets                                                                        (Unaudited)
Current assets:
    Cash and cash equivalents...........................................  $         17,606       $        18,390
    Receivable on sale of Swiss subsidiaries............................             1,286                 1,262
    Accounts receivable, net............................................            28,621                29,847
    Inventories, net....................................................             2,652                 3,174
    Prepaid expenses and other..........................................             4,837                 4,798
                                                                          _________________     _________________
Total current assets....................................................            55,002                57,471

Property and equipment, net.............................................            17,347                18,398
Reorganization value in excess of identifiable net assets...............            73,098                73,363
Intangible assets, net..................................................             7,837                 8,829
Other assets............................................................             7,628                 6,880
                                                                          _________________     _________________
                                                                          $        160,912       $       164,941
                                                                          =================     =================
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable....................................................  $          9,581       $         9,118
    Accrued compensation, benefits and withholdings.....................            13,918                14,233
    Deferred revenue....................................................             9,278                 7,784
    Accrued income taxes................................................             1,414                 1,063
    Other accrued liabilities...........................................             8,851                 9,262
                                                                          _________________     _________________
Total current liabilities...............................................            43,042                41,460
                                                                          _________________     _________________

Long-term liabilities:
    Senior secured revolving credit facility............................             1,416                 5,917
    Unfunded accumulated benefit obligation.............................            14,602                13,296
    Other long-term liabilities.........................................             2,165                 3,125
                                                                          _________________     _________________
Total long-term liabilities.............................................            18,183                22,338
                                                                          _________________     _________________

Stockholders' equity:
    Preferred stock.....................................................               ---                   ---
    Common stock........................................................                40                    40
    Additional paid-in capital..........................................            97,200                97,000
    Accumulated other comprehensive loss................................              (256)                 (891)
    Retained earnings...................................................             2,703                 4,994
                                                                          _________________     _________________
Total stockholders' equity..............................................            99,687               101,143
                                                                          _________________     _________________
                                                                          $        160,912       $       164,941
                                                                          =================     =================


 See the accompanying Notes to the Condensed Consolidated Financial Statements.

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(in thousands, except per share amounts)                                  Three months ended    Three months ended
                                                                            March 31, 2004        March 31, 2003
                                                                          _________________     _________________
Revenues:
    Services...........................................................   $         40,050      $         43,038
    Equipment and supply sales.........................................              8,816                 9,743
                                                                          _________________     _________________
                                                                                    48,866                52,781
                                                                          _________________     _________________
Cost of revenues:
    Services...........................................................             26,581                28,914
    Equipment and supply sales.........................................              6,097                 6,689
                                                                          _________________     _________________
                                                                                    32,678                35,603
                                                                          _________________     _________________

Gross profit...........................................................             16,188                17,178
Costs and expenses:
    Engineering, research and development..............................              1,418                 1,581
    Selling, general and administrative................................             13,503                13,634
    Amortization of intangible assets..................................                496                   496
    Restructuring charge...............................................              2,307                   ---
                                                                          _________________     _________________

Operating (loss) income from continuing operations.....................             (1,536)                1,467
                                                                          _________________     _________________

Other income (expense):
    Interest income....................................................                 69                    78
    Interest expense and fee amortization..............................               (166)                 (631)
    Other..............................................................               (156)                   90
                                                                          _________________     _________________
                                                                                      (253)                 (463)
                                                                          _________________     _________________
(Loss) income from continuing operations before income taxes...........             (1,789)                1,004
Provision for income taxes.............................................                378                   547
                                                                          _________________     _________________
(Loss) income from continuing operations...............................             (2,167)                  457
Loss on sale of discontinued operations, net of taxes..................                ---                  (200)
                                                                          _________________     _________________
Net (loss) income......................................................   $         (2,167)     $            257
                                                                          =================     =================

Basic and diluted per share data:
    Basic and diluted net (loss) income from continuing operations.....   $          (0.54)     $           0.11
    Loss on sale of discontinued operations, net of taxes..............                ---                 (0.05)
                                                                          _________________     _________________
    Basic and diluted net (loss) income................................   $          (0.54)     $           0.06
                                                                          =================     =================

Shares used in computing basic and diluted net (loss) income per share.              4,044                 4,039
                                                                          =================     =================


 See the accompanying Notes to the Condensed Consolidated Financial Statements.

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(in thousands, except per share amounts)                                   Six months ended      Six months ended
                                                                            March 31, 2004        March 31, 2003
                                                                          _________________     _________________
Revenues:
    Services...........................................................   $         79,188      $         85,863
    Equipment and supply sales.........................................             17,101                19,889
                                                                          _________________     _________________
                                                                                    96,289               105,752
                                                                          _________________     _________________
Cost of revenues:
    Services...........................................................             53,391                57,908
    Equipment and supply sales.........................................             11,634                13,280
                                                                          _________________     _________________
                                                                                    65,025                71,188
                                                                          _________________     _________________

Gross profit...........................................................             31,264                34,564
Costs and expenses:
    Engineering, research and development..............................              2,859                 3,433
    Selling, general and administrative................................             26,628                27,630
    Reversal of environmental liability................................               (481)                  ---
    Amortization of intangible assets..................................                992                   992
    Restructuring charges..............................................              2,307                   ---
                                                                          _________________     _________________

Operating (loss) income from continuing operations.....................             (1,041)                2,509
                                                                          _________________     _________________

Other income (expense):
    Interest income....................................................                127                   147
    Interest expense and fee amortization..............................               (283)               (1,394)
    Other..............................................................               (282)                   28
                                                                          _________________     _________________
                                                                                      (438)               (1,219)
                                                                          _________________     _________________
(Loss) income from continuing operations before income taxes...........             (1,479)                1,290
Provision for income taxes.............................................                812                 1,105
                                                                          _________________     _________________
(Loss) income from continuing operations...............................             (2,291)                  185
Gain on sale of discontinued operations, net of taxes..................                ---                 8,184
                                                                          _________________     _________________
Net (loss) income......................................................   $         (2,291)     $          8,369
                                                                          =================     =================

Basic and diluted per share data:
    Basic and diluted (loss) income from continuing operations.........   $          (0.57)     $           0.05
    Gain on sale of discontinued operations, net of taxes..............                ---                  2.03
                                                                          _________________     _________________
    Basic and diluted net (loss) income................................   $          (0.57)     $           2.08
                                                                          =================     =================

Shares used in computing basic and diluted net (loss) income per share.              4,044                 4,039
                                                                          =================     =================


 See the accompanying Notes to the Condensed Consolidated Financial Statements.

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(in  thousands)                                                            Six months ended      Six months ended
                                                                            March 31, 2004        March 31, 2003
                                                                          _________________     _________________
Cash flows from operating activities:
    Net (loss) income..................................................   $         (2,291)     $          8,369
    Adjustments to reconcile net (loss) income to net
        cash provided by operating activities:
      Gain on sale of discontinued operations..........................                ---                (8,184)
      Depreciation and amortization....................................              6,227                 7,627
      Amortization of debt fees, premiums, and discounts...............                 80                   344
      Non-cash compensation............................................                231                    58
      Non-cash restructuring charges...................................                 55                   ---
       Changes in assets and liabilities:
        Accounts and other receivables.................................              1,202                 2,428
        Inventories....................................................                522                   659
        Prepaid expenses and other assets..............................               (798)                1,791
        Accounts payable, accrued expenses and other liabilities.......                (76)               (7,851)
                                                                          _________________     _________________
         Net cash provided by operating activities.....................              5,152                 5,241
                                                                          _________________     _________________
Cash flows from investing activities:
    Purchases of property and equipment................................             (2,099)               (1,518)
    Proceeds from sale of discontinued operations, net.................                ---                13,398
                                                                          _________________     _________________
         Net cash (used in) provided by investing activities...........             (2,099)               11,880
                                                                          _________________     _________________

Cash flows from financing activities:
    Principal payments on revolving line of credit, net................             (4,500)              (18,610)
                                                                          _________________     _________________
         Net cash used in financing activities.........................             (4,500)              (18,610)
                                                                          _________________     _________________
Effect of exchange rate changes on cash and cash equivalents...........                663                   583
                                                                          _________________     _________________
Decrease in cash and cash equivalents..................................               (784)                 (906)
Cash and cash equivalents at beginning of period.......................             18,390                15,561
                                                                          _________________     _________________
Cash and cash equivalents at end of period.............................   $         17,606      $         14,655
                                                                          =================     =================
Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest...............................................   $            104      $          1,010
                                                                          =================     =================
  Cash paid for income taxes...........................................   $            412      $            627
                                                                          =================     =================


 See the accompanying Notes to the Condensed Consolidated Financial Statements.

                         ANACOMP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

The  accompanying   condensed  consolidated  financial  statements  include  the accounts of Anacomp and its wholly owned subsidiaries.

All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements, except for the balance sheet as of September 30, 2003, have not been audited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments and an adjustment to our estimated environmental liability in the first quarter of fiscal 2004) necessary for a fair presentation of our financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2003, included in our fiscal 2003 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year or for any other period.

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

We account for our employee stock option plans in accordance with APB Opinion No. 25, under which compensation expense is recognized only to the extent the exercise price of the option is less than the fair market value of a share of stock at the date of grant (the intrinsic value method). Accordingly, we have adopted the disclosure only requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." Had employee compensation costs for these plans been determined based on their fair value on their grant date in accordance with SFAS No. 123, our net results would have been as follows (in thousands, except per share amounts):

For the three months ended March 31:

                                                                                   2004                     2003
                                                                               _____________            __________
    Net (loss) income as reported......................................         $   (2,167)              $    257
    Deduct: Total stock-based employee compensation expense determined under fair value method for all awards granted since
        December 31, 2001, net of related tax effects .................               (152)                  (159)
                                                                               _____________            __________

    Pro forma net (loss) income........................................         $   (2,319)              $     98
                                                                               =============            ==========

    Basic and diluted net (loss) income per share:
          As reported..................................................         $    (0.54)              $   0.06
          Pro forma....................................................         $    (0.57)              $   0.02


For the six months ended March 31:

                                                                                    2004                  2003
                                                                               _____________            __________
    Net (loss) income as reported......................................          $  (2,291)             $   8,369
    Deduct: Total stock-based employee compensation expense determined under fair value method for all awards granted since December
        31, 2001, net of related tax effects ..........................               (304)                 (321)
                                                                               _____________            __________
    Pro forma net (loss) income........................................          $  (2,595)             $   8,048
                                                                               =============            ==========

    Basic and diluted net (loss) income per share:
          As reported..................................................          $   (0.57)             $    2.08
          Pro forma....................................................          $   (0.64)             $    1.99

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

Note 3. Fresh Start Reporting

Our enterprise value after reorganization at December 31, 2001 was determined based on the consideration of many factors and resulted in a reorganization value (over the fair value of identifiable net assets) of $73.1 million, as adjusted, and is reported as "Reorganization value in excess of identifiable net assets." Although the asset will not be subject to future amortization (in accordance with SFAS) No. 142, "Goodwill and Other Intangible Assets"), it will be subject to, at a minimum, annual impairment testing.

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

As a result of Fresh Start Reporting, identifiable intangible assets were valued and consist of the following to be amortized over the useful lives indicated:


(dollars in thousands; unaudited)                                       Life in Years     March 31, 2004
_______________________________________________________________________ _____________     ______________
Customer contracts and related customer relationships..................        10         $      7,600
Digital technology and intellectual property...........................         3                3,100
COM technology and intellectual property...............................        10                1,300
COM production software................................................         5                  300
                                                                                          ______________
Total..................................................................                         12,300
Less: accumulated amortization.........................................                         (4,463)
                                                                                          ==============
                                                                                          $      7,837
                                                                                          ==============

Note 4.  Senior Secured Revolving Credit Facility

Effective November 24, 2003, we entered into a two-year revolving credit agreement with Fleet National Bank and Union Bank of California. Effective March 26, 2004, we signed an amendment to the revolving credit agreement. The amendment modified certain financial covenants to accommodate our current restructuring activities (See Note 7) and business plans, reduced the maximum commitment to $17.5 million and provides limited ability to purchase Anacomp Class B Common Stock. The amended credit agreement provides for a standby letter of credit sublimit of up to $10.0 million. Availability is limited to the lesser of (a) the maximum commitment of $17.5 million or (b) the borrowing base.

The new credit facility bears interest at a base rate equal to the higher of (a) the annual rate of interest announced from time to time by Fleet National Bank as its best rate, or (b) one-half of one percent above the Federal Funds Effective Rate, for the portion of the facility equal to the borrowing base. The borrowing base equals 80% of eligible accounts, which include U.S. and Canadian accounts receivable.


The amended credit facility is secured by virtually all Anacomp assets and 65% of the capital stock of our foreign subsidiaries. The amended credit facility contains covenants relating to limitations on the following:

           o additional debt;
           o permitted acquisitions; and
           o liens and dividends.

The amended credit facility also is subject to a leverage ratio covenant, minimum liquidity and limits on annual capital expenditures. In addition, we are required to remit to the Bank Group the net proceeds of any significant capital asset sale. Except as noted, the banks must approve any buyback or open market purchases of our common stock.

On May 11, 2004, we signed a letter of intent for a new 5 year, $50 million credit agreement with Wells Fargo Foothill. The new larger credit facility is expected to include greater availability and flexibility for acquisitions, stock buybacks and working capital. We expect the proposed facility will become effective approximately July 1, 2004.

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

As of March 31, 2004, all proceeds have been received from the sale except for CHF 1.8 million. On April 26, 2004, we received CHF 1.5 million (or just over $1 million) upon the expiration of certain indemnification claim periods. The remaining CHF 300,000 is currently being held in escrow pending resolution of an as yet unresolved contingency. Effectively, all of the net proceeds (i.e. sales price less sale costs) received have been used to reduce the balance outstanding under the terms of our 2002 Amended and Restated Revolving Credit Agreement, as amended.

We recorded a gain on the sale of the Swiss operations that is shown separately as "Gain on sale of discontinued operations, net of taxes" in the Condensed Consolidated Statement of Operations for the six months ended March 31, 2003.

Note 6. Income Taxes

Our provision for income taxes consists of the following:

                                                      Six months ended          Six months ended
          (in thousands)                               March 31, 2004            March 31, 2003
          _________________________________________  __________________         _________________
          Federal..................................  $            ---           $           ---
          State....................................                30                        20
          Foreign..................................               782                     1,085
                                                     __________________         _________________
                                                     $            812           $         1,105
                                                     ==================         =================

Due to our reorganization, we had Cancellation of Debt ("COD") income of $265.4 million in fiscal year 2002. As a result, we were required to reduce, for federal income tax purposes, certain tax attributes, including net operating loss carryforwards and property basis by the amount of the COD. These adjustments were determined at the end of our fiscal year ending September 30, 2002. A deferred tax liability has been recorded for COD, book intangible assets and certain temporary differences. A deferred tax asset has been recorded for tax goodwill in excess of book reorganization asset, certain temporary differences, net operating losses and other tax basis carryforwards. We have recorded a valuation allowance in the amount of $39.8 million in order to fully offset the net deferred tax asset. At March 31, 2004, our most significant deferred tax assets and liabilities related to temporary differences for the tax basis of intangible assets. These timing differences were realized, offset and reversed with no impact on the net value of the deferred tax asset at March 31, 2004.

Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized in future years. Management periodically reviews the need for valuation allowances based upon our results of operations and when management determines that it is more likely than not that the utilization of these assets will not occur before they expire.

Note 7. Restructuring Activities

Anacomp continues to experience revenue declines in Computer Output to Microfiche (COM)/Other Output Services, CD/Digital, COM Professional Services, and Equipment/Supplies product lines. Due to this ongoing trend, we initiated significant changes in fiscal 2004 to align our cost structure and infrastructure through the consolidation and downsizing of facilities and adjustments to our worldwide workforce. We recorded restructuring charges totaling $2.4 million in the second quarter of fiscal 2004. As a result of a facility-related refinement to the restructuring plan, we now estimate total fiscal 2004 restructuring charges of approximately $9 million. Consequently, we now expect to obtain savings of over $9 million annually as a result of these actions compared to current operational expenditure levels. Adjustments to our workforce (affecting approximately 49 employees) during the quarter resulted in a $1.9 million current quarter charge. All affected employees were notified and have left the Company. The remaining accrued but unpaid liability of $1.5 million, as of March 31, 2004, is expected to be paid by November 2004. Also included in the $2.4 million charge is $0.4 million of facility closure costs, including future lease payments and incremental travel and relocation costs incurred as a result of our consolidation efforts. At March 31, 2004, $0.3 million of these amounts remained unpaid and we expect that payments (non-cancelable facility lease payments) will continue through June 2007.

We recorded restructuring charges totaling $2.9 million in the third and fourth quarters of fiscal 2003. Adjustments to our workforce (affecting approximately 178 employees) totaled $2.5 million, and all affected employees were notified and have departed the Company. The remaining accrued but unpaid liability of $0.1 million, as of March 31, 2004, is expected to be paid by December 31, 2004. Also included in the $2.9 million charge is $0.4 million of facility closure costs, including incremental travel and relocation costs incurred as a result of our consolidation efforts. At March 31, 2004, $0.1 million of this amount remained unpaid and we expect that payments (non-cancelable facility lease payments) will continue through December 2007. In the second quarter of fiscal 2004, we were able to negotiate an early termination of one of our leased facilities included in the 2003 restructuring charges. The termination resulted in a reduced obligation for this facility, and we have therefore recorded a favorable adjustment of $49 thousand.

The restructuring reserves are included as a component of "Other accrued liabilities" in the accompanying Condensed Consolidated Balance Sheets.

The following table presents the activity and balances of the fiscal 2004 and fiscal 2003 restructuring reserves from September 30, 2003 to March 31, 2004 (in thousands):


     Fiscal 2004 Restructuring
______________________________________________________________________________________________________________
                                                               Cash Payments and
                        September 30, 2003       Additions         Deductions        March 31, 2004
                        __________________     ____________    __________________    _______________
Employee Separations     $      ---            $    1,911            $     393          $    1,518
Facility Closing                ---                   445                  105                 340
                        __________________     ____________    __________________    _______________
                         $      ---            $    2,356            $     498          $    1,858
                        ==================     ============    ==================    ===============



     Fiscal 2003 Restructuring
______________________________________________________________________________________________________________
                                                               Cash Payments and
                        September 30, 2003       Additions         Deductions        March 31, 2004
                        __________________     ____________    __________________    _______________

Employee Separations     $     1,510           $      ---            $    1,376        $     134
Facility Closing                 253                  (49)                  214               88
                        __________________     ____________    __________________    _______________
                         $     1,763           $      (49)           $    1,590        $     222
                        ==================     ============    ==================    ===============


Note 8.  Inventories


Inventories consist of the following:
(in thousands)                                                       March 31, 2004      September 30, 2003
__________________________________________________________________  ________________     ___________________

  Finished goods, including purchased film........................   $          323       $          593
  Consumable spare parts and supplies.............................            2,329                2,581
                                                                    ________________    ____________________
                                                                     $        2,652       $        3,174
                                                                    ================    ====================


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

Plan assets are held in trust and consist primarily of equity securities. In addition, our balance sheet includes assets with a fair value of $4.7 million and $4.0 million as of March 31, 2004 and 2003, respectively, held specifically to meet pension obligations in Germany. These additional assets do not technically qualify as pension assets under U.S. GAAP definitions and are, therefore, included as a component of "Other assets" in the accompanying Condensed Consolidated Balance Sheets.

The unfunded accumulated benefit obligation liability and other assets described above are calculated as of September 30, 2003. The amounts reported on the March 31, 2004 Condensed Consolidated Balance Sheets primarily reflect the impact of changes in exchange rates during that time.

As of March 31, 2004, the unfunded accumulated benefit obligation for both plans in total was $14.6 million. The recent under funding of pension plans is primarily due to decreases in actual investment returns, a decrease in the assumed discount rates, and an increase in life expectancy. The Company evaluates its actuarial assumptions on an annual basis. These assumptions are revised based on an evaluation of long-term trends and market conditions in each country that may have an impact on the cost of providing retirement benefits.

Components of the net periodic benefit cost were as follows:

                                                   Three months ended      Three months ended
        (in thousands)                               March 31, 2004          March 31, 2003
        _______________________________________    ___________________     ___________________

        Service cost                                  $       259             $       221
        Interest cost                                         524                     434
        Expected return on plan assets                       (364)                   (312)
        Recognized actuarial loss                              81                      76
                                                   ___________________     ___________________
        Net periodic benefit cost                     $       500             $       419
                                                   ===================     ===================


                                                    Six months ended        Six months ended
        (in thousands)                               March 31, 2004          March 31, 2003
        _______________________________________    ___________________     ___________________

        Service cost                                  $       510             $       442
        Interest cost                                       1,031                     868
        Expected return on plan assets                       (715)                   (624)
        Recognized actuarial loss                             159                     152
                                                   ___________________     ___________________
        Net periodic benefit cost                     $       985             $       838
                                                   ===================     ===================


Total employer contributions paid during the three and six months ended March 31, 2004 were $0.6 million and $0.8 million, respectively. Additional employer contributions of approximately $0.3 million are expected to be paid during the remainder of fiscal 2004.

Note 10.  Foreign Currency Contracts

On October 15, 2002, we entered into a Swiss Franc (CHF) forward contract to protect the value of the expected cash receipts from the sale of our Switzerland operations. The contract protected Anacomp against an exchange rate above
1.5425. The forward contract expired in April and Anacomp received just over $1 million (See Note 5).

The "Other income (expense)" category of our Condensed Consolidated Statement of Operations for the six months ended March 31, 2004 included the recognition of $19 thousand of exchange gain from currency fluctuations related to the Swiss receivable, the forward contract and sale costs.

Note 11.  Comprehensive income

Comprehensive income consists of the following components:


                                                        Three months ended      Three months ended
           (in thousands)                                 March 31, 2004          March 31, 2003
           ___________________________________________  ___________________     ___________________
           Net (loss) income..........................  $         (2,167)        $          257
           Change in foreign currency translation.....              (238)                   271
           Amortization of unfunded accumulated
              benefit obligation......................               ---                     48
                                                        ___________________     ___________________
           Comprehensive (loss) income................  $         (2,405)        $          576
                                                        ===================     ===================



                                                         Six months ended        Six months ended
           (in thousands)                                 March 31, 2004          March 31, 2003
           ___________________________________________  ___________________     ___________________
           Net (loss) income..........................  $         (2,291)        $        8,369
           Change in foreign currency translation.....               635                    198
           Amortization of unfunded accumulated
              benefit obligation......................               ---                     96
                                                        ___________________     ___________________
           Comprehensive (loss) income................  $         (1,656)        $        8,663
                                                        ===================     ===================


Note 12.  Income or Loss Per Share

Basic income or loss per share is computed based upon the weighted average number of shares of Anacomp's common stock outstanding during the period. For the six months ended March 31, 2004, potentially dilutive securities included outstanding warrants to purchase 783,077 shares of Class B Common Stock, which were issued as part of the reorganization. The shares subject to these warrants were excluded from diluted income per share as they were anti-dilutive using the treasury stock method.

Note 13.  Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement
Benefits." This Statement revises Statement No. 132 in order to improve financial statement disclosures for defined benefit plans. The standard requires disclosure of more details about plan assets, obligations, cash flows, benefit costs, and other relevant information. Disclosures in interim financial statements are also expanded to require information about various elements of pension and other postretirement benefit costs. This Statement is effective for financial statements with fiscal years ending after December 15, 2003, and the interim provisions are required for periods beginning after December 15, 2003. The adoption of this Statement has not had a material impact on our results of operations or financial condition.

In July 2003, the Emerging Issues Task Force ("EITF") finalized a consensus on Issue No. 03-5, "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software" ("SOP 72"), effective for arrangements entered into in the first reporting period (annual or interim) beginning after August 13, 2003. This Issue considers whether the provisions of SOP 97-2, particularly the Vendor Specific Objective Evidence ("VSOE") requirements, apply to all deliverables in an arrangement containing more-than-incidental software or only to the software elements of the arrangement. The EITF concluded that in an arrangement that includes software that is more than incidental to the products or services as a whole, software as well as software-related elements (these elements include non-software deliverables for which software deliverables are essential to their functionality) are included within the scope of SOP 97-2. The adoption of this consensus has not had a material effect on our results of operations or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report, including the following section regarding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995 and within the safe harbors of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "may," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. Additionally, statements concerning future matters such as our future plans and operations, projections used for valuation purposes, sales levels, consolidation and restructuring plans, liquidity needs, expectations of business trends and product line revenue trends and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this Quarterly Report reflect the good faith estimates and judgment of our management, such statements can only be based on facts and factors of which we are currently aware. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Our actual results, performance and achievements may differ materially from those discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading "Risk Factors" below, as well as those discussed elsewhere in this Quarterly Report and in our other periodic reports filed with the SEC. We encourage you to not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements made in this report in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. We encourage you to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects. Forward-looking statements involve known and unknown risks and uncertainties. Risks, uncertainties and other important factors include, among others:

o    general economic and business conditions;
o    industry trends and growth rates;
o    liability resulting from theft or loss of customer data;
o    competition;
o    future technology;
o    costs and availability of raw materials;
o    currency fluctuations;
o    the loss of any significant customers or suppliers;
o    changes in business strategy or development plans;
o    successful development of new products and services;
o anticipated financial performance and contributions of our products and services;
o    availability, terms and deployment of capital;
o    availability of qualified personnel;
o changes in, or the failure or inability to comply with, government regulations; and
o other factors referenced in this report and in our other public filings with the Securities and Exchange Commission, including our Form 10-K for the year ended September 30, 2003.


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

We continually monitor our legacy business volumes and intend to reduce the cost of infrastructure when and where appropriate. In the second quarter of fiscal 2004, we initiated a plan to better align our infrastructure with major market opportunities. In order to enhance our presence in these major markets, we are consolidating our smaller facilities into larger, Mega-center locations and have made related adjustments to our worldwide workforce. We plan on leveraging our current data transmission capabilities to optimize the cost of delivering legacy services. Our Mega-centers will be positioned in areas where we believe our future prospects are strongest and will enable us to service customers from other geographic markets. Creating better span of control of our resources, while aligning our sales resources around these centers is expected to help us identify additional opportunities while reducing operating costs.

On May 11, 2004, we signed a letter of intent for a new 5 year, $50 million credit agreement with Wells Fargo Foothill. The new larger credit facility is expected to include greater availability and flexibility for acquisitions, stock buybacks and working capital. We expect the proposed facility will become effective approximately July 1, 2004.

Management's discussion and analysis presented below provides a narrative on our financial performance and condition and is intended to provide information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that caused those changes, including how certain accounting principles, policies and estimates affect such financial statements. The discussion and analysis that follows should be read in conjunction with the accompanying condensed consolidated financial statements and the related notes appearing elsewhere in this report, and includes the following sections:

o    Critical Accounting Policies and Estimates,
o    Results of Operation,
o    Liquidity and Financial Resources, and
o Off-balance Sheet Arrangements, Contractual Obligations and Commercial Commitments.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and our results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies and estimates can be found in our fiscal 2003 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003

     General. We reported a net loss of $2.2 million for the three months ended March 31, 2004 versus $0.3 million in net income for the three months ended
March 31, 2003. Current quarter results reflect a $2.3 million restructuring charge. Both MVS and Web Presentment revenues grew substantially over the prior year period revenues. COM-based revenues, comprised of COM/Other Output Services, COM/Professional Services, and Equipment and Supplies, continued to decline in the three months ended March 31, 2004, in line with historical trends. This quarter's COM-based revenues were up $0.6 million, or 2%, compared to the first quarter of this fiscal year due to strong year-end processing. In the comparable periods in fiscal 2003 there was a 1% decline in COM-based revenues, including year-end processing. Due to the general weakening of the U.S. dollar, our total net revenues for the second quarter of fiscal 2004 were favorably impacted by foreign exchange rates as compared with the second quarter of fiscal 2003. The impact of the foreign exchange benefit in the current period was approximately 4% of total net revenues as compared with the second quarter of last year.

We define our product lines as follows:

MVS - Multi-Vendor Services where Anacomp acts as a third party maintainer, providing support services such as on-site maintenance, call center/help desk or depot repair, laser printer maintenance and associated hardware sales.

docHarbor Web Presentment - Electronic ingestion, storage, delivery and internet browser-based access to documents. Also includes license sales and maintenance for the docHarbor software that is our Web platform in the US.

CD/Digital - CD-based document management services, scanning and digital software sales.

COM/Other Output Services - Our Computer Output to Microfilm and laser printer document management services.

COM Professional Services - Our maintenance services for Computer Output to Microfilm and other micrographic products.

Equipment/Supplies - Computer Output to Microfilm original and duplicate film, chemistry and hardware sales.


 (in thousands)                               Three Months Ended March 31,
                                              ____________________________

                                                                                         Percentage
Product Line                             2004             2003            Change            Change
____________                             ____             ____            ______            ______
MVS                                     $  9,429         $  8,238         $  1,191           14%

DocHarbor Web Presentment                  6,135            4,713            1,422           30%

CD/Digital                                 6,162            7,336          (1,174)          (16%)

COM/Other Output Services                 15,400           18,777          (3,377)          (18%)

COM Professional Services                  4,564            5,268            (704)          (13%)

Equipment/Supplies                         7,176            8,449          (1,273)          (15%)
                                           _____            _____          _______

Total                                   $ 48,866         $ 52,781        $ (3,915)           (7%)
                                        ========         ========        =========


MVS revenues increased $1.2 million, or 14%, over the prior year three month period. This increase reflects the increase in new OEM agreements and the resulting growth in our Multi-Vendor Services offerings. We have experienced several years of continuous growth in MVS revenues, and we expect continued growth in this area as we expand our service offerings to include call center/help desk and depot repair capabilities. The relative makeup of total professional services revenues (consisting of MVS and COM professional services) continues to migrate from COM to MVS. In the three months ended March 31, 2004, MVS represented 67% of total professional services, compared to 61% in the prior year three month period.

docHarbor Web Presentment revenues increased $1.4 million, or 30%, over the prior year three month period. This increase reflects the addition of new customers and additional revenue from established customers as they have increased the number of their applications utilizing our Web services. A large Web Presentment customer (representing 22% of docHarbor Web Presentment revenue in the second quarter of fiscal 2004) has indicated that they will not renew their Web Presentment services agreement when it expires in September 2004. Although we will be losing this customer, we expect continued revenue growth on an annual basis in this product line resulting from increased customer awareness and recognition, increased acceptance of outsourcing non-core business processes and tighter regulations around financial reporting and record keeping. Over the long term, we believe that pricing for this product may become more competitive.


CD/Digital revenues declined $1.2 million, or 16%, from the prior year three month period. The decline was due primarily to the availability of alternative Web-based or in-house solutions.

COM/Other Output Services revenues declined $3.4 million, or 18%, from the prior year three month period. This decline reflects the decreased volumes processed in our data centers and continues the trend experienced in prior years. This decline also was and continues to be due primarily to the availability of alternative technologies. We expect that COM revenues will continue to decline in future periods.

COM Professional Services revenues declined $0.7 million, or 13%, from the prior year three month period. This decline reflects the continued decrease in the number of COM units in operation. We expect that the number of COM units in use worldwide will continue to decline as organizations choose to outsource these document management functions to service centers, such as those operated by us, or elect to utilize other options such as CD or on-line solutions.

Equipment and supplies revenues declined $1.3 million, or 15%, from the prior year three month period. This decrease was largely the result of the decline in demand for and use of COM systems.

     Gross Margins. Our gross margin, based on gross profits of $16.2 million for the three months ended March 31, 2004 and $17.2 million for the three months ended March 31, 2003, remained consistent at 33% of total revenues.

     Engineering, Research and Development. Engineering, research and development expenditures, $1.4 million for the three month period ended March 31, 2004, decreased $0.2 million, or 13%, from the prior year three month period, and remained at 3% of total revenues in both periods. This decrease in spending was mainly the result of restructuring-related actions taken in the third and fourth quarters of fiscal 2003. Engineering, research and development expenditures will increase in the next two quarters as we will be developing new features and functionalities for our docHarbor Web Presentment services. Engineering, research and development expenses will not necessarily have a direct or immediate correlation to revenues.

     Selling, General and Administrative. SG&A expenses decreased from $13.6 million for the three months ended March 31, 2003 to $13.5 million for the three months ended March 31, 2004. This decrease primarily reflects reduced level of expenses resulting from prior year restructuring actions partially offset by current year proxy-related expenses. During the quarter ended March 31, 2004, the Company was involved in a proxy contest involving the election of directors. The Company expended over $0.2 million for this proxy contest. The Company's proposed directors were elected as noted in Part II - Other Information, Item 4. Submission of Matters to a Vote of Security Holders.

     Amortization of Intangible Assets. Amortization of intangible assets was constant at $0.5 million for the three months ended March 31, 2003 and March 31, 2004. The expense in each period reflects amortization of identifiable intangible assets valued as part of Fresh Start Reporting.

     Restructuring Charges. Net restructuring charges of $2.3 million were recorded in the current quarter. These included $2.4 million related to the fiscal 2004 data center consolidation and reorganization of related personnel on a worldwide basis. Additional restructuring charges, totaling approximately $6.6 million, primarily facility closing related, are expected during the remainder of fiscal 2004. In addition, in the current quarter we were able to negotiate an early termination of a lease expensed in our fiscal 2003 restructuring, resulting in a $49 thousand reduction to the restructuring charge for the quarter ended March 31, 2004.

     Interest Expense and Fee Amortization. Interest expense decreased to $0.2 million for the three months ended March 31, 2004 from $0.6 million for the three months ended March 31, 2003. The decrease reflects the lower balance outstanding on the senior secured revolving credit facility for the three months ended March 31, 2004.

     Other. The expense in both periods is related primarily to currency exchange gains and losses.

     Provision for Income Taxes. The provision for income taxes of $0.4 million and $0.5 million for the three months ended March 31, 2004 and 2003, respectively, related primarily to earnings of foreign subsidiaries. Certain European subsidiaries generate taxable income and resultant income tax expense. Other legal entities generate operating losses on which no income tax benefit is recorded due to the uncertainty of future profits against which these benefits could be used. These events create an unbalanced situation where income tax expense is a disproportionate percentage of operating income or loss.

Six Months Ended March 31, 2004 vs. Six Months Ended March 31, 2003

     General. We reported a net loss of $2.3 million for the six months ended March 31, 2004 versus $8.4 million in net income for the six months ended March 31, 2003. Current year net loss included a $2.3 million restructuring charge. The prior year net income included an $8.2 million gain on the sale of our Swiss subsidiaries. Both MVS and Web Presentment revenues grew substantially over the prior year period revenues. COM-based revenues continued to decline in the six months ended March 31, 2004, in line with historical trends. Fiscal 2004 second quarter COM-based revenues were up $0.7 million, or 2%, compared to the first quarter of this year due to strong year-end processing. In the comparable periods in fiscal 2003 there was a 1% decline in COM-based revenues, including year-end processing. Due to the general weakening of the U.S. dollar, our total net revenues for the first half of fiscal 2004 were favorably impacted by foreign exchange rates as compared with the first half of fiscal 2003. The impact of the foreign exchange benefit in the current period was approximately 4% of total net revenues as compared with the first half of last year.



 (in thousands)                                Six Months Ended March 31,
                                               __________________________

                                                                                         Percentage
Product Line                             2004             2003            Change            change
____________                             ____             ____            ______            ______

MVS                                     $ 18,414         $ 16,355         $  2,059           13%

docHarbor Web Presentment                 11,926            9,496            2,430           26%

CD/Digital                                12,289           14,665          (2,376)          (16%)

COM/Other Output Services                 30,483           37,935          (7,452)          (20%)

COM Professional Services                  9,246           10,806          (1,560)          (14%)

Equipment/Supplies                        13,931           16,495          (2,564)          (16%)
                                          ______           ______          _______

Total                                   $ 96,289        $ 105,752        $ (9,463)           (9%)
                                        ========        =========        =========


MVS revenues increased $2.1 million, or 13%, over the prior year six month period. This increase reflects the increase in new OEM agreements and the resulting growth in our Multi-Vendor Services offerings. We have experienced several years of continuous growth in MVS revenues, and we expect continued growth in this area as we expand our service offerings to include call center/help desk and depot repair capabilities. The relative makeup of total professional services revenues (consisting of MVS and COM professional services) continues to migrate from COM to MVS. In the six months ended March 31, 2004, MVS represented 67% of total professional services, compared to 60% in the prior year six month period.

docHarbor Web Presentment revenues increased $2.4 million, or 26%, over the prior year six month period. This increase reflects the addition of new customers and additional revenue from established customers as they have increased the number of their applications utilizing our Web services. A large Web Presentment customer (representing 23% of docHarbor Web Presentment revenue in the first half of fiscal 2004) has indicated that they will not renew their Web Presentment services agreement when it expires in September 2004. Although we will be losing this customer, we expect continued revenue growth on an annual basis in this product line resulting from increased customer awareness and recognition, increased acceptance of outsourcing non-core business processes and tighter regulations around financial reporting and record keeping. Over the long term, we believe that pricing for this product may become more competitive.

CD/Digital revenues declined $2.4 million, or 16%, from the prior year six month period. The decline was due primarily to the availability of alternative Web-based or in-house solutions.

COM/Other Output Services revenues declined $7.5 million, or 20%, from the prior year six month period. This decline reflects the decreased volumes processed in our data centers and continues the trend experienced in prior years. This decline also was and continues to be due primarily to the availability of alternative technologies. We expect that COM revenues will continue to decline in future periods.

COM Professional Services revenues declined $1.6 million, or 14%, from the prior year six month period. This decline reflects the continued decrease in the number of COM units in operation. We expect that the number of COM units in use worldwide will continue to decline as organizations choose to outsource these document management functions to service centers, such as those operated by us, or elect to utilize other options such as CD or on-line solutions.

Equipment and supplies revenues declined $2.6 million, or 16%, from the prior year six month period. This decrease was largely the result of the decline in demand for and use of COM systems.

     Gross Margins. Our gross margin, based on gross profits of $31.3 million for the six months ended March 31, 2004 and $34.6 million for the six months ended March 31, 2003, were 32% and 33% of total revenues, respectively.

     Engineering, Research and Development. Engineering, research and development expenditures, $2.9 million for the six month period ended March 31, 2004, decreased $0.5 million, or 17%, from the prior year period, and remained consistent at 3% of total revenues in both periods. This decrease in spending was mainly the result of restructuring-related actions taken in the third and fourth quarters of fiscal 2003. These expenses will not necessarily have a direct or immediate correlation to revenues. We continue to build and support our outsource service solutions base and corresponding internet and digital technologies. Most of these expenditures were in support of the docHarbor Web Presentment and CD/Digital services and, to a lesser extent, COM products.

     Selling, General and Administrative. SG&A expenses decreased from $27.6 million for the six months ended March 31, 2003 to $26.6 million for the six months ended March 31, 2004, due primarily to benefits realized from our recent restructuring activities. During the second quarter of fiscal 2004, the company was involved in a proxy contest involving the election of directors. During fiscal 2004, the company expended $0.4 million for this proxy contest. The company's proposed directors were elected as noted in Part II - Other Information, Item 4. Submission of Matters to a Vote of Security Holders.

     Reversal of Environmental Liability. Based upon updated environmental analysis and continued favorable site contamination test results, we recorded a reduction to our EPA liability of $0.5 million in the quarter ended December 31, 2003,as reflected in the six month period ended March 31, 2004. Amortization of Intangible Assets. Amortization of intangible assets remained at $1.0 million for the six months ended March 31, 2003 and March 31, 2004. The expense in each period reflects amortization of identifiable intangible assets valued as part of Fresh Start Reporting.

     Restructuring Charges. Net restructuring charges of $2.3 million were recorded in the second quarter of fiscal year 2004. These included $2.4 million related to fiscal 2004 data center consolidation and reorganization of related personnel on a worldwide basis. Additional restructuring charges, totaling approximately $6.6 million, are expected during the remainder of fiscal 2004. In addition, in the second quarter of the current fiscal year, we were able to negotiate an early termination of a lease expensed in our fiscal 2003 restructuring, resulting in a $49 thousand reduction to the restructuring charge for the six months ended March 31, 2004.

     Interest Expense and Fee Amortization. Interest expense decreased to $0.3 million for the six months ended March 31, 2004 from $1.4 million for the six months ended March 31, 2003. The decrease reflects the lower balance outstanding on the senior secured revolving credit facility in the current year period.

     Other. The expense in both periods is related primarily to currency exchange gains and losses.

     Provision for Income Taxes. The provision for income taxes of $0.8 million and $1.1 million for the six months ended March 31, 2004 and 2003, respectively, related primarily to earnings of foreign subsidiaries. Certain European subsidiaries generate taxable income and resultant income tax expense. Other legal entities generate operating losses on which no income tax benefit is recorded due to the uncertainty of future profits against which these benefits could be used. These events create an unbalanced situation where income tax expense is a disproportionate percentage of operating income or loss.

Liquidity and Capital Resources

Our legacy business (COM) has declined in recent years and is forecasted to continue to decline as new technologies become available and are accepted in the marketplace. Our ability to generate sufficient cash to fund operations and to meet future bank requirements is dependent on successful and simultaneous management of the decline in COM as well as the expansion of alternative service offerings. Other factors, such as an uncertain economy, levels of competition in the document management industry, and technological uncertainties will impact our ability to generate cash and maintain liquidity. We believe the actions taken over the past two years, including new and enhanced product and service offerings, Company downsizing and cost control measures will allow us to maintain sufficient cash flows from operations to meet our operating, capital and debt requirements in the normal course of business for at least the next twelve months.

In the six months ended March 31, 2004, we generated cash from operations of $5.2 million, consistent with $5.2 million generated in the same period of the prior fiscal year. Net cash from operations in the first half of fiscal 2004 primarily reflects our operating loss offset by non-cash charges for depreciation, amortization, and compensation in the form of stock grants for our outside directors, offset by a small overall decrease in liabilities.


Net cash used in investing activities was $2.1 million for the six months ended March 31, 2004, compared to cash provided by investing activities of $11.9 million in the comparable prior year period. Expenditures in both years were primarily for purchases of equipment. In the first quarter of fiscal 2004, we invested approximately $0.7 million in our call center and central services infrastructure. In the prior year we received $13.4 million in cash proceeds from the sale of our Switzerland operations and subsidiaries.


Net cash used in financing activities was $4.5 million for the six months ended March 31, 2004, compared to $18.6 million used in financing activities in the comparable prior year period. In both periods, cash was used to pay down the revolving credit facility.

At March 31, 2004, the outstanding revolving credit borrowings were $1.4 million (plus outstanding standby letters of credit of $5.4 million). As of April 30, 2004, the amount payable on the outstanding revolving credit facility had been reduced to zero.

Effective November 24, 2003, we entered into a two-year revolving credit agreement with Fleet National Bank and Union Bank of California. Effective March 26, 2004, we signed an amendment to the revolving credit agreement. The amendment modified certain financial covenants to accommodate our current restructuring activities and business plans, reduced the maximum commitment to $17.5 million and provides limited ability to purchase Anacomp Class B Common Stock. The amended credit agreement provides for a standby letter of credit sublimit of up to $10.0 million. Availability is limited to the lesser of (a) the maximum commitment of $17.5 million or (b) the borrowing base.

The amended credit facility bears interest at a base rate equal to the higher of
(a) the annual rate of interest announced from time to time by Fleet National Bank as its best rate, or (b) one-half of one percent above the Federal Funds Effective Rate, for the portion of the facility equal to the borrowing base. The borrowing base equals 80% of eligible accounts, which include U.S. and Canadian accounts receivable.

The borrowing base for the new credit agreement was $11.6 million as of March 31, 2004, with borrowing base availability of $4.9 million.

The amended credit facility is secured by virtually all of Anacomp's assets and 65% of the capital stock of our foreign subsidiaries. The amended credit facility contains covenants relating to limitations on the following:

           o additional debt;
           o permitted acquisitions; and
           o liens and dividends.

The amended credit facility also is subject to a leverage ratio covenant, minimum liquidity and limits on annual capital expenditures. In addition, we are required to remit to the Bank Group the net proceeds of any significant capital asset sale. The banks must approve any buyback of our common stock.

During the past year, our significant paydown of the outstanding balance on our revolving credit facility through both payments of cash generated through operations and from proceeds received on the sale of our Switzerland subsidiaries, as well as the reclassification of our credit facility from current to long-term has substantially improved our working capital position. Working capital has grown from $4.7 million at March 31, 2003 to $12.0 million at March 31, 2004.

Our cash balance totaled $17.6 million at March 31, 2004 compared to $18.4 million at September 30, 2003. Approximately 54% of the March 31, 2004 cash balance is located at our foreign subsidiaries compared to approximately 65% at September 30, 2003.

On May 11, 2004, we signed a letter of intent for a new 5 year, $50 million credit agreement with Wells Fargo Foothill. The new larger credit facility is expected to include greater availability and flexibility for acquisitions, stock buybacks and working capital. We expect the proposed facility will become effective approximately July 1, 2004.

Off-balance   Sheet   Arrangements,   Contractual   Obligations  and  Commercial
Commitments

We provide indemnification of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products and services. We evaluate estimated losses for such indemnifications under SFAS No. 5, "Accounting for Contingencies," as interpreted by FIN 45. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss when evaluating our indemnification obligations. To date, aside from a patent infringement case settled in fiscal 2001, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in our financial statements.

In the normal course of business, we occasionally enter into arrangements with customers, suppliers or other parties that may result in material obligations or commitments from a cash flow standpoint. The following table shows our material contractual obligations and commercial commitments at March 31, 2004:



(in thousands)                                                   Amounts Due Within:
                                                                 ___________________

Description                         Total         1 year       2-3 years     4-5 years      6+ years
___________                         _____         ______       _________     _________      ________

Revolving credit facility (1)      $ 1,416         $  ---       $ 1,416       $   ---         $  ---

Standby letters of credit            5,365            ---         5,365           ---            ---

Non-cancelable leases               50,617         10,136        16,188        12,453         11,840

Royalty payments (2)                   750            600           150           ---            ---
                                       ___            ___           ___           ___            ___

Total                              $58,148       $ 10,736      $ 23,119       $12,453       $ 11,840
______________________________     =======       ========      ========       =======       ========


     (1) This item is reflected as a long-term liability in our March 31, 2004 balance sheet.
     (2) This item is included with other accrued liabilities in our March 31, 2004 balance sheet.

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

The document management industry is changing rapidly. The recent trend of technological advances and attendant price declines in digital systems and products is expected to continue. As a result, in certain instances, potential micrographics customers have deferred, and may continue to defer, investments in micrographics systems (including our XFP2000 COM system) and the utilization of micrographics service centers while evaluating the abilities of other technologies. In addition, the continuing development of local area computer networks and similar systems based on digital technologies has resulted and will continue to result in many of our customers changing their use of micrographics from document storage, distribution and access to primarily archival use. We believe that this is at least part of the reason for the declines in recent years in both sales and prices of our duplicate film, readers and reader/printers. Our service centers also are producing fewer duplicate microfiche per original for customers, reflecting the shift towards using micrographics primarily for long term archival storage. Revenues for our micrographics services and products, including COM service revenues, COM system revenues, maintenance service revenues and micrographics supplies revenues, have been adversely affected for each of the past five fiscal years and will likely in the future be substantially adversely affected by, among other things, the increasing use of digital technology. COM revenues from services, system and supplies sales declined 23% in 2003 from fiscal year 2002 revenues. Overall, COM revenues represented 60% of our revenues for the twelve-month period ended
September 30, 2003, 66% of our fiscal 2002 revenues, 71% of fiscal 2001 revenues, 77% of fiscal 2000 revenues, 83% of fiscal 1999 revenues, and 91% of fiscal 1998 revenues. Additionally, the rapidly changing document management industry has resulted in price competition in certain of our businesses, particularly COM services. We have been, and we expect to continue to be, impacted adversely by the decline in the demand for COM services, the declining market for COM systems and the attendant reduction in supplies revenues. We expect that our revenues for maintenance of COM systems will continue to decline as a result of decreasing use and fewer sales of COM systems. Additionally, the growth of alternate technologies has created consolidation in the micrographics segment of the document management industry. To the extent consolidation in the micrographics segment has the effect of causing major providers of micrographics services and products to cease providing such services and products, the negative trends in the segment, such as competition from alternate technologies described above, may accelerate. If we do not adapt to the rapid changes in the document management industry, our business will suffer and your investment will be adversely affected.

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

The loss or theft of customer data could cause us to be liable for significant damages or cause harm to our reputation.

The laws concerning the privacy of consumer data have changed and companies are being held more accountable for any loss, theft or misuse of such information. Although our data centers, and the carriers that we use to ship data, have taken many security measures, it is possible that customer data could be stolen, lost or misused. Additionally, we use electronic transmission lines and computer systems which could be hacked into by third parties. Any failure by Anacomp or its carriers to protect data could cause us to be liable to our customers for significant losses and could significantly harm our reputation in the marketplace.

The development of alternative technologies in the document management industry is decreasing the need for our CD Services.

The document management industry is continuing to change. The technological advances and price declines in digital systems and products are expected to continue. As a result, some of our CD services customers are choosing in-house digital solutions and products or other service providers instead of our CD service offerings. We believe that this is part of the reason for the recent declines in our CD service revenues. Revenues from our CD services declined 6% in fiscal 2002 and 20% in fiscal 2003 compared to the prior fiscal years. Revenues for CD services have been adversely affected for the last two years and will likely in the future be substantially adversely affected by, among other things, the increasing use of other digital technologies. Additionally, the rapidly changing document management industry has resulted in price competition in the CD services business. We expect that our revenues for CD services will continue to decline because of the availability of other technologies and the effect of price competition. If we do not adapt to the rapid changes in the document management industry, our business will suffer and your investment will be adversely affected.

If we are unable to decrease our costs to match the decline in our revenues, we may not be able to achieve or sustain profitability.

The decline in the demand for COM services, systems and maintenance and the attendant reduction in supplies revenues have adversely affected our business. Over the past several years, COM revenues from services, system and supplies sales have been steadily decreasing as a percentage of our revenues and declined 23% in fiscal 2003 from fiscal year 2002 revenues. We expect that our revenues for maintenance of COM systems will continue to decline as a result of decreasing use and fewer sales of COM systems. We have taken steps (such as facilities consolidation and personnel reductions) to reduce our cost structure and offset the decrease in COM revenues. We intend to take additional measures as necessary to continue to reduce our cost structure. If these measures are unsuccessful, we will not realize profits from our COM business and your investment may be adversely affected.

A significant portion of our docHarbor Web Presentment product line revenues is derived from a limited number of customers. This trend will continue until we can diversify our customer base to reduce our reliance on these largest customers.

Revenues from our docHarbor Web Presentment product line have grown by 20% or more each year for the last four years. In general these limited number of customers have increased their usage of docHarbor Web Presentment services. The loss, however, of any individual customer could cause the rate of growth of docHarbor Web Presentment revenues to decrease significantly from historical trends and could cause a decline in revenues from this product line.

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

Revenues from operations outside the United States accounted for 31% of our total revenues for the fiscal year ended September 30, 2003 and 28% of our total revenues in fiscal 2002. Our success continues to depend upon our international operations and we expect that a significant portion of our total future revenues will be generated from international sales. Our international business involves a number of risks, including:

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

On October 19, 2001 we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and a prepackaged plan of reorganization. The Bankruptcy Court confirmed the plan of reorganization on December 10, 2001 and we emerged from our bankruptcy proceedings effective December 31, 2001. However, our completion of bankruptcy proceedings does not assure our continued success. For example, the bankruptcy proceedings described above are our second bankruptcy: we previously filed a plan of reorganization in January 1996 and emerged from those proceedings in June 1996. If our financial performance does not exceed our recent historical results, the price of our Common Stock could decline and your investment could be materially adversely affected. Our current credit facility includes covenant restrictions concerning a leverage ratio, liquidity, and capital expenditures.

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

We are highly dependent on the principal members of our management team and the technical expertise of our personnel. The success of our business is based on our technical expertise and proven ability to provide fast, expert, on-site service and support around the clock. This service is provided in North America and Europe by approximately 425 Anacomp service professionals, the loss of whose services might adversely impact the achievement of our business objectives. Moreover, our business operations will require additional expertise in specific industries and areas applicable to products identified and developed through our technologies. These activities will require the addition of new personnel, including management and technical personnel as well as the development of additional expertise by existing employees. Competition for experienced technicians may limit our ability to attract or retain such technicians. If we are unable to attract such personnel or to develop this expertise, we may not be able to sustain or expand our operations in a timely manner or at all.

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

Supplies and system sales represented approximately 15% of our total revenues for fiscal 2003. The primary products in the supplies business are silver halide original COM film and non-silver duplicating microfilm. We obtain all of our silver halide products through an exclusive multi-year supply agreement with a single provider and our duplicate film products from one other provider. Any disruption in the supply relationship between Anacomp and such suppliers could result in delays or reductions in product shipment or increases in product costs that adversely affect our operating results in any given period. In the event of any such disruption, we cannot assure you that we could develop alternative sources of raw materials and supplies at acceptable prices and within reasonable times. Additionally, as the demand for COM services declines, the demand for COM supplies falls as well. If the decline in COM supplies is greater than planned, our profitability and liquidity would decline as well.

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

We maintain a deferred tax asset for tax goodwill in excess of book reorganization asset, certain temporary differences, net operating losses and other tax basis carryforwards. We have also established a valuation allowance in order to fully offset this net deferred tax asset. We have been advised that in the event of an Ownership Change (as defined by Section 382 of the Internal Revenue Code), our net deferred tax asset may have limited value and may be unavailable for us to utilize for our benefit in future periods.

Any of these factors could significantly harm our future international sales and, consequently, our revenues and results of operations and business and financial condition.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Revenues generated outside of the United States, as a percentage of total revenues, were 34% and 30% for the six-month periods ended March 31, 2004 and 2003, respectively. Fluctuations in foreign exchange rates could impact operating results through translation of our subsidiaries' financial statements. Recent global economic events have caused exchange rates in general to rise over the past several months, making foreign currencies more valuable in terms of the U.S. dollar. For example, the Euro has risen over 5% compared to the U.S. dollar during the six months ended March 31, 2004. Exchange rate changes of this magnitude can have a material effect on our financial statement results, particularly with regard to the accumulated other comprehensive income or loss account in the equity section of the balance sheet.

Our revolving credit facility bears interest at variable rates and is therefore affected by the general level of U.S. interest rates. We had $1.4 million outstanding under our facility on March 31, 2004. If interest rates were to increase 2%, annual interest expense would increase approximately $28 thousand based on the $1.4 million outstanding balance.

Foreign Exchange Options

On October 15, 2002, we entered into a Swiss Franc (CHF) forward contract to protect the value of the expected cash receipts from the sale of our Switzerland operations. The contract protects Anacomp against an exchange rate above 1.5425.

The forward contract was written in the amount of CHF 1.8 million and expired on April 15, 2004. As a result we received approximately $1.0 million in April 2004.

The Other category of our Condensed Consolidated Statement of Operations for the six months ended March 31, 2004 includes the recognition of $19 thousand of exchange gain from currency fluctuations related to the Swiss receivable, the forward contract and sale costs.

We are exposed to various foreign currency exchange rate risks that arise in the normal course of business. Our functional currency is the U.S. dollar. We have international operations resulting in receipts and payments in currencies that differ from the functional currency of Anacomp. In connection with the sale of our Switzerland subsidiaries, we entered into a forward contract to hedge the related receivables. The forward contract entered into was for the sole purpose of hedging existing currency exposure, not for speculation or trading purposes. We used a forward contract only to hedge balance sheet exposure. The contract is in Swiss Francs, and matured in April 2004. When hedging balance sheet exposure, all gains and losses on forward contracts are recognized as other income and expense in the same period as the gains and losses on remeasurement of the foreign currency denominated assets. We entered into this foreign exchange forward contract within a few days of the sale, and therefore the difference between the change in the fair value of the asset and the change in value in the contract that must be recognized in the financial statements is immaterial.

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

(b) There was no change in our internal control over financial reporting identified in connection with the evaluation conducted in subparagraph (a) above that occurred during our fiscal quarter ended March 31, 2004 and which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since there were no significant deficiencies or material weaknesses in our internal control over financial reporting, no corrective actions were taken.


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

Item 2.  Changes in Securities and Use of Proceeds

There were no repurchases of Common Stock made by the Company during the three months ended March 31, 2004.

Item 4.  Submission of Matters to a Vote of Security Holders

On February 26, 2004, Anacomp held its annual meeting of shareholders. The following directors were elected, with the following votes cast for, against and abstaining:

                                                For             Against/Withheld
                                                ___             ________________
    Edward P. Smoot                             3,672,089                 2,254

    Jeffrey R. Cramer                           3,672,089                 2,254

    Gary J. Fernandes                           3,672,089                 2,254

    Mark K. Holdsworth                          2,365,651             1,308,692

    Fred G. Jager                               2,365,651             1,308,692

    James F. McGovern                           3,672,089                 2,254

    Michael E. Tennenbaum                       3,672,089                 2,254

The second proposal was the approval of an amendment to the articles of incorporation to delete an inapplicable provision. This proposal received the following votes:

For               Against           Abstain
3,668,349         2,278             1,810

The foregoing proposal was approved.

The third proposal was to approve the adoption of the 2004 outside director compensation plan. This proposal received the following votes:

For               Against           Abstain
3,561,735         108,902           1,800

The foregoing proposal was approved.

The fourth proposal was to approve the adoption of the employee stock bonus plan. This proposal received the following votes:

For               Against           Abstain
3,668,345         2,292             1,800

The foregoing proposal was approved.

The fifth proposal was to ratify the appointment of Ernst & Young LLP as the independent auditors for fiscal 2004. This proposal received the following votes:

For               Against           Abstain
3,670,282         2,251             1,800

The foregoing proposal was approved.

The sixth proposal was to ratify adjournment of the meeting, if necessary, to solicit additional proxies. This proposal received the following votes:

For               Against           Abstain
2,586,135         711,788           376,410

The foregoing proposal was approved.

Item 6.  Exhibits and Reports on Form 8-K (exhibits incorporated by reference)

(a) Exhibits: For a list of exhibits filed with this quarterly report, refer to the Index of Exhibits below.

(b) During the period covered by this report, we filed the following reports on Form 8-K:

     (1) On January 12, 2004, we filed a Form 8-K with respect to (i) a press release dated January 6, 2004 regarding results of operations for the fiscal year ended September 30, 2003, and for the fourth quarter of fiscal 2003, and (ii) a transcript for the investor call held on January 9, 2004.
     (2)  On January 21,  2004,  we filed a Form 8-K  regarding  an amendment to
          Section 1.2 of the Company Bylaws to permit one or more shareholders beneficially owning at least 15% of outstanding shares to call a special meeting of the shareholders.
     (3) On February 24, 2004, we filed a Form 8-K with respect to a press release dated February 19, 2004 announcing financial results for the quarter ended December 31, 2003.
     (4) On March 18, 2004, we filed a Form 8-K regarding the announcement of the election of Michael E. Tennenbaum to the position of Chairman of the Board.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ANACOMP, INC.




                                              /s/ Linster W. Fox
                                              ______________________________
                                              Linster W. Fox
                                              Executive Vice President and
                                              Chief Financial Officer




Date: May 14, 2004

                                INDEX TO EXHIBITS

     The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated herein by reference to the listed documents previously filed with the Securities and Exchange Commission (the "SEC").

---------- ----------------------------------------------------------------------------------------------------
2.1        Plan of Reorganization dated August 29, 2001. (1)
---------- ----------------------------------------------------------------------------------------------------
3.1        Amended and Restated Articles of Incorporation of the Company as of December 31, 2001. (2)
---------- ----------------------------------------------------------------------------------------------------
3.2        Amended and Restated Bylaws of the Company as of January 13, 2004. (16)
---------- ----------------------------------------------------------------------------------------------------
4.1        Shareholders Rights Plan. (4)
---------- ----------------------------------------------------------------------------------------------------
4.2        Amendments to the Shareholders Rights Plan. (5)
---------- ----------------------------------------------------------------------------------------------------
4.3        Warrant Agreement by and between the Company and Mellon Investor Services LLC dated December 31,
           2002. (2)
---------- ----------------------------------------------------------------------------------------------------
10.1       Retirement/Part-Time Employment Agreement dated October 27, 1999, between the Company and William
           C. Ater. (6)(8)
---------- ----------------------------------------------------------------------------------------------------
10.2       Employment Agreement, effective August 21, 2000, between the Company and Jeffrey R. Cramer. (7) (8)
---------- ----------------------------------------------------------------------------------------------------
10.3       Revolving Credit Agreement, dated as of June 15, 1998, among Anacomp, Inc., the various lending institutions named therein and BankBoston, N.A. as agent. (9)
---------- ----------------------------------------------------------------------------------------------------
10.4       Forbearance and Standstill Agreement, dated as of November 15, 2000, among Anacomp, Inc., the various banks named therein, and Fleet National Bank as agent for the banks. (6)
---------- ----------------------------------------------------------------------------------------------------
10.5       Amendment to the Forbearance and Standstill Agreement, dated as of December 15, 2000, between
           Anacomp, Inc. and Fleet National Bank. (6)
---------- ----------------------------------------------------------------------------------------------------
10.6       Amended and Restated Master Supply Agreement, dated October 8, 1993, by and among the Company, SKC
           America, Inc. and SKC Limited. (10)
---------- ----------------------------------------------------------------------------------------------------
10.7       First Cumulative Amendment to the Amended and Restated Master Supply Agreement, dated May 17,
           1996, by and among the Company, SKC America, Inc. and SKC Limited. (11)
---------- ----------------------------------------------------------------------------------------------------
10.8       Second Amended and Restated Master Supply Agreement, dated as of July 1, 1997, by and among the
           Company, SKC America, Inc. and SKC Limited. (12)
---------- ----------------------------------------------------------------------------------------------------
10.9       Second Amendment to Amended and Restated Revolving Credit Agreement and Restructure of Obligations
           dated as of December 19, 2002, by and among the Company, the various banks named therein, and
           Fleet National Bank as agent for the banks. (5)
---------- ----------------------------------------------------------------------------------------------------
10.10      Lease Agreement by and between the Company and Kilroy Realty, LP., a Delaware limited partnership dated June 14, 2002. (13)
---------- ----------------------------------------------------------------------------------------------------
10.11      Consulting Agreement by and between the Company and Steven G. Singer dated May 7, 2002. (13)
---------- ----------------------------------------------------------------------------------------------------
10.12      Employment Agreement and Amended Employment Agreement between the Company and Edward P. Smoot dated November 12, 2002 and April 28, 2003, respectively.
---------- ----------------------------------------------------------------------------------------------------
10.13      Revolving Credit Agreement, dated as of November 21, 2003, by and among, Anacomp, Inc., Fleet
           National Bank and Union Bank of California. (14)
---------- ----------------------------------------------------------------------------------------------------
10.14      First Amendment to Second Amended and Restated Revolving Credit Agreement, dated as of March 26,
           2004, by and among, Anacomp, Inc., Fleet National Bank and Union Bank of California.*
---------- ----------------------------------------------------------------------------------------------------
31.1       Rule 13a - 14(a)/15(d) - 14(a) Certification of Chief Executive Officer.*
---------- ----------------------------------------------------------------------------------------------------
31.2       Rule 13a - 14(a)/15(d) - 14(a) Certification of Chief Financial Officer.*
---------- ----------------------------------------------------------------------------------------------------
32.1       Section 1350 Certification of Chief Executive Officer.*
---------- ----------------------------------------------------------------------------------------------------
32.2       Section 1350 Certification of Chief Financial Officer.*
---------- ----------------------------------------------------------------------------------------------------

________________________________
*        Filed herewith.

(1) Incorporated by reference to the Company's Current Reports on Form 8-K (File No. 1-08328) filed on September 20, 2001 and October 29, 2001.
(2) Incorporated by reference to the exhibits to the Registration Statement on Form 8-A (File No. 1-08328) filed by the Company on January 9, 2002.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A (File No. 1-08328) for the quarterly period ended June 30, 2002.
(4) Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K (File No. 1-08328) filed on September 21, 2002.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-08328) for the fiscal year ended September 30, 2002.
(6) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-08328) for the fiscal year ended September 30, 2000.
(7) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-08328) for the fiscal year ended September 30, 2001.
(8)  Management contract or compensation plan.
(9) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 1-08328) filed with the SEC on June 24, 1998 (File No. 1-08328).
(10) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-08328) for the fiscal year ended September 30, 1993.
(11) Incorporated by reference to the Company's Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-9395) filed with the SEC on September 19, 1996.
(12) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-08328) for the fiscal year ended September 30, 1999.
(13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 1-08328) for the quarterly period ended June 30, 2002.
(14) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 1-08328) filed on November 25, 2003.
(15) Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K (File No. 1-08328) filed with the SEC on May 29, 2002.
(16) Incorporated by reference to Exhibit 3.2.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-08328) filed with the SEC on February 17, 2004.