Form 10-Q
period 2004-06-30
ANACOMP INC
filed 2004-08-12
CIK 6260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


       (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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

     As of July 31, 2004, the number of outstanding shares of the registrant's Class A Common Stock, $.01 par value per share, was 4,039,900 and the number of outstanding shares of the registrant's Class B Common Stock, $.01 par value per share, was 4,034.

                         ANACOMP, INC. AND SUBSIDIARIES

                                      INDEX



      PART I.         FINANCIAL INFORMATION                                                           Page
      Item 1.         Financial Statements:

                          Condensed Consolidated Balance Sheets at
                               June 30, 2004 (unaudited) and September 30, 2003................         1

                          Unaudited Condensed Consolidated Statements of Operations
                               Three Months Ended June 30, 2004 and 2003.......................         2

                          Unaudited Condensed Consolidated Statements of Operations
                                  Nine Months Ended June 30, 2004 and 2003.....................         3

                          Unaudited Condensed Consolidated Statements of Cash Flows
                               Nine Months Ended June 30, 2004 and 2003........................         4

                          Notes to the Condensed Consolidated Financial Statements (Unaudited)          5

      Item 2.         Management's Discussion and Analysis of Financial
                               Condition and Results of Operations.............................        11


      Item 3.         Quantitative and Qualitative Disclosures About Market Risk...............        25

      Item 4.         Controls and Procedures..................................................        25


      PART II.        OTHER INFORMATION

      Item 1.         Legal Proceedings........................................................        26

      Item 2.         Changes in Securities and Use of Proceeds................................        26

      Item 6.         Exhibits and Reports on Form 8-K.........................................        26

      SIGNATURES...............................................................................        27

      Index to Exhibits........................................................................        28


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ANACOMP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               June 30,            September 30,
(in thousands)                                                                   2004                  2003
                                                                              ____________         _____________
Assets                                                                        (Unaudited)
Current assets:
    Cash and cash equivalents...........................................      $     16,544         $      18,390
    Receivable on sale of Swiss subsidiaries............................               251                 1,262
    Accounts receivable, net............................................            27,928                29,847
    Inventories, net....................................................             3,217                 3,174
    Prepaid expenses and other..........................................             3,581                 4,798
                                                                              ____________         _____________
Total current assets....................................................            51,521                57,471

Property and equipment, net.............................................            16,026                18,398
Reorganization value in excess of identifiable net assets...............            73,363                73,363
Intangible assets, net..................................................             7,342                 8,829
Other assets............................................................             7,762                 6,880
                                                                              ____________         _____________
                                                                              $    156,014         $     164,941
                                                                              ============         =============
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable....................................................      $      8,154         $       9,118
    Accrued compensation, benefits and withholdings.....................            14,702                14,233
    Deferred revenue....................................................             9,203                 7,784
    Accrued income taxes................................................             1,697                 1,063
    Other accrued liabilities...........................................            10,055                 9,262
                                                                              ____________         _____________
Total current liabilities...............................................            43,811                41,460
                                                                              ____________         _____________

Long-term liabilities:
    Senior secured revolving credit facility............................               ---                 5,917
    Unfunded accumulated benefit obligation.............................            14,545                13,296
    Other long-term liabilities.........................................             2,533                 3,125
                                                                              ____________         _____________
Total long-term liabilities.............................................            17,078                22,338
                                                                              ____________         _____________

Stockholders' equity:
    Preferred stock.....................................................               ---                   ---
    Common stock........................................................                40                    40
    Additional paid-in capital..........................................            97,200                97,000
    Accumulated other comprehensive loss................................              (273)                 (891)
    (Accumulated deficit) retained earnings.............................            (1,842)                4,994
                                                                              ____________         _____________
Total stockholders' equity..............................................            95,125               101,143
                                                                              ____________         _____________
                                                                              $    156,014         $     164,941
                                                                              ============         =============

 See the accompanying Notes to the Condensed Consolidated Financial Statements.

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(in thousands, except per share amounts)                                  Three months ended    Three months ended
                                                                             June 30, 2004         June 30, 2003
                                                                          ___________________   __________________
Revenues:
    Services...........................................................   $         37,348      $         40,989
    Equipment and supply sales.........................................              7,842                 8,817
                                                                          ___________________   __________________
                                                                                    45,190                49,806
                                                                          ___________________   __________________
Cost of revenues:
    Services...........................................................             24,910                28,119
    Equipment and supply sales.........................................              5,259                 6,317
                                                                          ___________________   __________________
                                                                                    30,169                34,436
                                                                          ___________________   __________________

Gross profit...........................................................             15,021                15,370
Costs and expenses:
    Engineering, research and development..............................              1,462                 1,450
    Selling, general and administrative................................             13,053                11,809
    Reversal of environmental liability................................               (145)                  ---
    Amortization of intangible assets..................................                496                   496
    Restructuring charge...............................................              3,970                 1,152
                                                                          ___________________   __________________

Operating (loss) income................................................             (3,815)                  463
                                                                          ___________________   __________________

Other income (expense):
    Interest income....................................................                 45                    45
    Interest expense and fee amortization..............................               (167)                 (383)
    Other..............................................................                (58)                  (79)
                                                                          ___________________   __________________
                                                                                      (180)                 (417)
                                                                          ___________________   __________________
(Loss) income before income taxes......................................             (3,995)                   46
Provision for income taxes.............................................                550                   676
                                                                          ___________________   __________________
Net loss...............................................................   $         (4,545)     $           (630)
                                                                          ===================   ==================

Basic and diluted per share data:
    Basic and diluted net loss per share...............................   $          (1.12)     $          (0.15)
                                                                          ===================   ==================

Shares used in computing basic and diluted net loss per share..........              4,044                 4,039
                                                                          ===================   ==================



 See the accompanying Notes to the Condensed Consolidated Financial Statements.

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(in thousands, except per share amounts)                                   Nine months ended     Nine months ended
                                                                             June 30, 2004         June 30, 2003
                                                                           _________________     _________________
Revenues:
    Services...........................................................    $       116,536       $       126,852
    Equipment and supply sales.........................................             24,943                28,706
                                                                           _________________     _________________
                                                                                   141,479               155,558
                                                                           _________________     _________________
Cost of revenues:
    Services...........................................................             78,301                86,027
    Equipment and supply sales.........................................             16,893                19,597
                                                                           _________________     _________________
                                                                                    95,194               105,624
                                                                           _________________     _________________

Gross profit...........................................................             46,285                49,934
Costs and expenses:
    Engineering, research and development..............................              4,321                 4,883
    Selling, general and administrative................................             39,681                39,439
    Reversal of environmental liability................................               (626)                  ---
    Amortization of intangible assets..................................              1,488                 1,488
    Restructuring charges..............................................              6,277                 1,152
                                                                           _________________     _________________

Operating (loss) income from continuing operations.....................             (4,856)                2,972
                                                                           _________________     _________________

Other income (expense):
    Interest income....................................................                172                   192
    Interest expense and fee amortization..............................               (450)               (1,777)
    Other..............................................................               (340)                  (51)
                                                                           _________________     _________________
                                                                                      (618)               (1,636)
                                                                           _________________     _________________
(Loss) income from continuing operations before income taxes...........             (5,474)                1,336
Provision for income taxes.............................................              1,362                 1,781
                                                                           _________________     _________________
Loss from continuing operations........................................             (6,836)                 (445)
Gain on sale of discontinued operations, net of taxes..................                ---                 8,184
                                                                           _________________     _________________
Net (loss) income......................................................    $        (6,836)      $         7,739
                                                                           =================     =================

Basic and diluted per share data:
    Basic and diluted loss from continuing operations..................    $         (1.69)      $         (0.11)
    Gain on sale of discontinued operations, net of taxes..............                ---                  2.03
                                                                           _________________     _________________
    Basic and diluted net (loss) income................................    $         (1.69)      $          1.92
                                                                           =================     =================

Shares used in computing basic and diluted net (loss) income per share.              4,043                 4,039
                                                                           =================     =================


 See the accompanying Notes to the Condensed Consolidated Financial Statements.

                         ANACOMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(in  thousands)
                                                                          Nine months ended     Nine months ended
                                                                            June 30, 2004         June 30, 2003
                                                                          _________________     _________________
Cash flows from operating activities:
    Net (loss) income..................................................   $         (6,836)     $          7,739
    Adjustments to reconcile net (loss) income to net
        cash provided by operating activities:
      Gain on sale of discontinued operations..........................                ---                (8,184)
      Depreciation and amortization....................................              9,178                11,054
      Amortization of debt fees, premiums, and discounts...............                170                   516
      Non-cash compensation............................................                263                    58
      Non-cash restructuring charges...................................                662                   ---
       Changes in assets and liabilities:
        Accounts and other receivables.................................              2,930                 3,559
        Inventories....................................................                (43)                  512
        Prepaid expenses and other assets..............................               (140)                2,666
        Accounts payable, accrued expenses and other liabilities.......                175                (6,395)
                                                                          _________________     _________________
         Net cash provided by operating activities.....................              6,359                11,525
                                                                          _________________     _________________
Cash flows from investing activities:
    Purchases of property and equipment................................             (3,004)               (2,067)
    Payments to acquire product line assets and customer rights                        ---                   500
    Proceeds from sale of discontinued operations, net.................                ---                14,106
                                                                          _________________     _________________
         Net cash (used in) provided by investing activities...........             (3,004)               11,539
                                                                          _________________     _________________

Cash flows from financing activities:
    Principal payments on revolving line of credit, net................             (5,917)              (21,812)
                                                                          _________________     _________________
         Net cash used in financing activities.........................             (5,917)              (21,812)
                                                                          _________________     _________________
Effect of exchange rate changes on cash and cash equivalents...........                716                 1,231
                                                                          _________________     _________________
(Decrease) increase in cash and cash equivalents.......................             (1,846)                2,483
Cash and cash equivalents at beginning of period.......................             18,390                15,561
                                                                          _________________     _________________
Cash and cash equivalents at end of period.............................   $         16,544      $         18,044
                                                                          =================     =================

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest...............................................   $            388      $          1,184
                                                                          =================     =================
  Cash paid for income taxes...........................................   $            901      $          1,003
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

All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements, except for the balance sheet as of September 30, 2003, have not been audited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments and an adjustment to our estimated environmental liability) necessary for a fair presentation of our financial position, results of operations and cash flows for all periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 2003, included in our fiscal 2003 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year or for any other period.

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

We account for our employee stock option plans in accordance with APB Opinion No. 25, under which compensation expense is recognized only to the extent the exercise price of the option is less than the fair market value of a share of stock at the date of grant (the intrinsic value method). Accordingly, we have adopted the disclosure only requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." Had employee compensation costs for these plans been determined based on their fair value on their grant date in accordance with SFAS No. 123, our net results would have been as follows (in thousands, except per share amounts):

For the three months ended June 30:

                                                                                   2004                    2003
                                                                                ___________             _________
    Net loss as reported...............................................         $   (4,545)             $   (630)
    Deduct: Total stock-based employee compensation expense determined under fair value method for all awards granted since December
        31, 2001, net of related tax effects ..........................               (104)                 (161)
                                                                                ___________             _________
    Pro forma net loss.................................................         $   (4,649)             $   (791)
                                                                                ===========             =========

    Basic and diluted net loss per share:
          As reported..................................................         $    (1.12)            $   (0.15)
          Pro forma....................................................         $    (1.15)            $   (0.20)


For the nine months ended June 30:

                                                                                   2004                    2003
                                                                                ___________             _________
    Net (loss) income as reported......................................         $   (6,836)             $  7,739
    Deduct: Total stock-based employee compensation expense determined under fair value method for all awards granted since December
        31, 2001, net of related tax effects ..........................               (313)                 (482)
                                                                                ___________             _________
    Pro forma net (loss) income........................................          $  (7,149)             $  7,257
                                                                                ===========             =========

    Basic and diluted net (loss) income per share:
          As reported..................................................          $   (1.69)             $   1.92
          Pro forma....................................................          $   (1.77)             $   1.80


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

As a result of Fresh Start Reporting, identifiable intangible assets were valued and consist of the following to be amortized over the useful lives indicated:


(dollars in thousands; unaudited)                                       Life in Years      June 30, 2004
_______________________________________________________________________ _______________   ______________
Customer contracts and related customer relationships..................        10         $      7,600
Digital technology and intellectual property...........................         3                3,100
COM technology and intellectual property...............................        10                1,300
COM production software................................................         5                  300
                                                                                          ______________
Total..................................................................                         12,300
Less: accumulated amortization.........................................                         (4,958)
                                                                                          ==============
                                                                                          $      7,342
                                                                                          ==============

Note 4.  Senior Secured Revolving Credit Facility

Effective November 24, 2003, we entered into a two-year revolving credit agreement with Fleet National Bank and Union Bank of California. Effective March 26, 2004, we signed an amendment to the revolving credit agreement. The amendment modified certain financial covenants to accommodate our current restructuring activities (See Note 7) and business plans, reduced the maximum commitment to $17.5 million and provides limited ability to purchase Anacomp Class B Common Stock. The amended credit agreement ("amended credit facility") provides for a standby letter of credit sublimit of up to $10.0 million. Availability is limited to the lesser of (a) the maximum commitment of $17.5 million or (b) the borrowing base.

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

On July 30, 2004, we signed a 5-year, $50.0 million senior secured credit facility agreement with Wells Fargo Foothill, Inc. ("new credit facility"). The larger new credit facility is comprised of a $25.0 million revolver and a $25.0 million acquisition facility. The new credit facility will provide for working capital requirements and will fund acquisitions and stock buybacks. Subject to certain conditions, up to $15.0 million of our shares can be repurchased under the new credit facility.

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

As of June 30, 2004, all proceeds had been received from the sale except for CHF 300,000. The CHF 300,000 is currently being held in escrow pending resolution of an as yet unresolved contingency. Effectively, all of the net proceeds (i.e. sales price less sale costs) received have been used to reduce the balance outstanding under the terms of our 2002 Amended and Restated Revolving Credit Agreement, as amended.

We recorded a gain on the sale of the Swiss operations that is shown separately as "Gain on sale of discontinued operations, net of taxes" in the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2003.

Note 6. Income Taxes

Our provision for income taxes consists of the following:

                                                     Nine months ended         Nine months ended
          (in thousands)                               June 30, 2004             June 30, 2003
          _________________________________________  _________________         _________________
          Federal..................................  $            ---          $            388
          State....................................                45                        40
          Foreign..................................             1,317                     1,353
                                                     _________________         _________________
                                                     $          1,362          $          1,781
                                                     =================         =================


Due to our reorganization, we had Cancellation of Debt ("COD") income of $265.4 million in fiscal year 2002. As a result, we were required to reduce, for federal income tax purposes, certain tax attributes, including net operating loss carryforwards and property basis by the amount of the COD. These adjustments were determined at the end of our fiscal year ending September 30, 2002. A deferred tax liability has been recorded for COD, book intangible assets and certain temporary differences. A deferred tax asset has been recorded for tax goodwill in excess of book reorganization asset, certain temporary differences, net operating losses and other tax basis carryforwards. We have recorded a valuation allowance in the amount of $39.8 million in order to fully offset the net deferred tax asset. At June 30, 2004, our most significant deferred tax assets and liabilities related to temporary differences for the tax basis of intangible assets. These timing differences were realized, offset and reversed with no impact on the net value of the deferred tax asset at June 30, 2004.

Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized in future years. Management periodically reviews the need for valuation allowances based upon our results of operations and when management determines that it is more likely than not that the utilization of these assets will not occur before they expire.

Note 7. Restructuring Activities

We continue to  experience  revenue  declines in Computer  Output to  Microfiche
(COM)/Other Output Services, CD/Digital, COM Professional Services, and Equipment/Supplies product lines. Due to this ongoing trend, we initiated significant changes in fiscal 2004 to align our cost structure and infrastructure through the consolidation and downsizing of facilities and adjustments to our worldwide workforce. We recorded restructuring charges of $2.4 million in the second quarter of fiscal 2004 and $4.0 million in the third quarter of fiscal 2004. Adjustments to our workforce (affecting approximately 101 employees) during the third quarter of fiscal 2004 resulted in a $0.7 million charge. In the second quarter of fiscal 2004 approximately 49 employees were terminated and we recorded a charge of $1.9 million. All affected employees were notified and have left the Company. The remaining accrued but unpaid liability of $1.3 million, as of June 30, 2004, is expected to be paid by November 2004. Also included in the third quarter $4.0 million restructuring charge was $2.6 million of facility closure costs, including future lease payments, leasehold improvements and operating equipment, and incremental travel and relocation costs incurred as a result of our consolidation efforts. At June 30, 2004, $2.6 million of these amounts remained unpaid and we expect that payments (non-cancelable facility lease payments) will continue through February 2008. Non-cash restructuring deductions were $0.7 million in the third quarter and reflect leasehold improvements and excess and obsolete equipment from closed data centers. These non-cash charges are included in the deductions column.

We recorded restructuring charges totaling $2.9 million in the third and fourth quarters of fiscal 2003. Adjustments to our workforce in those periods (affecting approximately 178 employees) totaled $2.5 million, and all affected employees were notified and have departed the Company. The remaining accrued but unpaid liability of $24,000, as of June 30, 2004, is expected to be paid by December 31, 2004. Also included in the $2.9 million restructuring charge was $0.4 million of facility closure costs, including incremental travel and relocation costs incurred as a result of our consolidation efforts. At June 30, 2004, $0.1 million of this amount remained unpaid and we expect that payments (non-cancelable facility lease payments) will continue through December 2007. In the second quarter of fiscal 2004, we were able to negotiate an early termination of one of our leased facilities included in the 2003 restructuring charges and in the third quarter of fiscal 2004 we were able to negotiate a favorable resolution to an international employee termination. These favorable results resulted in reduced obligations, and we have therefore recorded a favorable adjustment of $49,000 and $28,000 in the second and third quarters of fiscal 2004, respectively.

The restructuring reserves are included as a component of "Other accrued liabilities" in the accompanying Condensed Consolidated Balance Sheets. Lease obligations payable more than twelve months from June 30, 2004 totaled $0.7 million, were considered long-term and are included as "Other long-term liabilities" in the accompanying Condensed Consolidated Balance Sheets.

The following table presents the activity and balances of the fiscal 2004 and fiscal 2003 restructuring reserves from September 30, 2003 to June 30, 2004 (in thousands):


                                                 Employee         Facility
                                               Separations        Closing         Total
                                               ____________       _________      ________
Fiscal 2003 Restructuring
Liability, September 30, 2003...........       $    1,510         $   253        $ 1,763

Cash payments...........................            1,458             121          1,579
Adjustments to expense..................              (28)            (49)           (77)
                                               ____________       _________      ________
Liability, June 30, 2004................       $       24         $    83        $   107
                                               ============       =========      ========




                                                 Employee         Facility
Fiscal 2004 Restructuring                       Separations       Closing          Total
                                                ____________      _________      ________
Liability, September 30, 2003...........        $      ---        $    ---       $   ---
Charged to expense......................             2,639           3,714         6,353
Non-cash amounts........................               ---             662           662
Cash payments...........................             1,309             418         1,727
                                                ____________      _________      ________
Liability, June 30, 2004................        $    1,330        $  2,634       $ 3,964
                                                ============      =========      ========

Summary of Restructuring Activities

                                                 Employee         Facility
                                               Separations        Closing         Total
                                               ____________       _________      ________
Liability, September 30, 2003...........       $    1,510         $    253       $  1,763
Charged to expense......................            2,639            3,714          6,353
Non-cash amounts........................              ---              662            662
Cash payments...........................            2,767              539          3,306
Adjustments.............................              (28)             (49)           (77)
                                               ____________      _________       ________
Liability, June 30, 2004................       $    1,354         $  2,717       $  4,071
                                               =============     =========       ========



Note 8.  Inventories


Inventories consist of the following:
(in thousands)                                                        June 30, 2004      September 30, 2003
_________________________________________________________________     _____________      __________________
  Finished goods, including purchased film.......................     $         470       $          593
  Consumable spare parts and supplies............................             2,747                2,581
                                                                      _____________      __________________
                                                                      $       3,217       $        3,174
                                                                      =============      ==================


Note 9. Defined Benefit Plan

We have retirement plans in place for our United Kingdom and Germany subsidiaries that qualify as defined benefit plans. The plans provide benefits based primarily on years of service and employee compensation levels. Funding policy for the plans is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus additional amounts as we may determine to be appropriate.

Plan assets are held in trust and consist primarily of equity securities. In addition, our balance sheet includes assets with a fair value of $4.7 million and $4.2 million as of June 30, 2004 and 2003, respectively, held specifically to meet pension obligations in Germany. These additional assets do not technically qualify as pension assets under U.S. GAAP definitions and are, therefore, included as a component of "Other Assets" in the accompanying Condensed Consolidated Balance Sheets.

The unfunded accumulated benefit obligation liability and other assets described above are calculated as of September 30, 2003. The amounts reported on the June 30, 2004 Condensed Consolidated Balance Sheets primarily reflect the impact of changes in exchange rates during that time.

As of June 30, 2004, the unfunded accumulated benefit obligation for both plans in total was $14.5 million. The recent under funding of pension plans is primarily due to decreases in actual investment returns, a decrease in the assumed discount rates, and an increase in life expectancy. We evaluate our actuarial assumptions on an annual basis. These assumptions are revised based on an evaluation of long-term trends and market conditions in each country that may have an impact on the cost of providing retirement benefits.

Components of the net periodic benefit cost were as follows:



                                                   Three months ended      Three months ended
        (in thousands)                                June 30, 2004           June 30, 2003
        ________________________________________   ___________________     ___________________
        Service cost                                       $       254             $       221
        Interest cost                                              513                     434
        Expected return on plan assets                            (358)                   (312)
        Recognized actuarial loss                                   80                      76
                                                   ___________________     ___________________
        Net periodic benefit cost                          $       489             $       419
                                                   ===================     ===================



                                                    Nine months ended       Nine months ended
        (in thousands)                                June 30, 2004           June 30, 2003
        ________________________________________   ___________________     ___________________
        Service cost                                       $       764             $       663
        Interest cost                                            1,544                   1,302
        Expected return on plan assets                          (1,073)                   (936)
        Recognized actuarial loss                                  239                     228
                                                   ___________________     ___________________
        Net periodic benefit cost                          $     1,474             $     1,257
                                                   ===================     ===================


Total employer contributions paid during the three and nine months ended June 30, 2004 were $0.2 million and $1.0 million, respectively. Additional employer contributions of approximately $0.2 million are expected to be paid during the remainder of fiscal 2004.

Note 11.  Comprehensive (loss) income

Comprehensive (loss) income consists of the following components:


                                                        Three months ended     Three months ended
           (in thousands)                                  June 30, 2004          June 30, 2003
           ___________________________________________  ___________________    __________________
           Net loss...................................    $     (4,545)          $      (630)
           Change in foreign currency translation.....             (17)                1,044
           Amortization of unfunded accumulated
              benefit obligation......................             ---                    48
                                                        ___________________    __________________
           Comprehensive (loss) income................    $     (4,562)          $       462
                                                        ===================    ==================



                                                         Nine months ended      Nine months ended
            (in thousands)                                 June 30, 2004          June 30, 2003
           ___________________________________________  ___________________    __________________
           Net (loss) income..........................    $     (6,836)          $      7,739
           Change in foreign currency translation.....             618                  1,242
           Amortization of unfunded accumulated
              benefit obligation......................             ---                    144
                                                        ___________________    __________________
           Comprehensive (loss) income................    $     (6,218)          $      9,125
                                                        ===================    ==================


Note 12.  Income or Loss Per Share

Basic income or loss per share is computed based upon the weighted average number of shares of Anacomp's common stock outstanding during the period. For the nine months ended June 30, 2004, potentially dilutive securities included outstanding warrants to purchase 783,077 shares of Class B Common Stock, which were issued as part of the reorganization. The shares subject to these warrants were excluded from diluted income per share as they were anti-dilutive using the treasury stock method.

Note 13.  Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises Statement No. 132 in order to improve financial statement disclosures for defined benefit plans. The standard requires disclosure of more details about plan assets, obligations, cash flows, benefit costs, and other relevant information. Disclosures in interim financial statements are also expanded to require information about various elements of pension and other postretirement benefit costs. This Statement is effective for financial statements with fiscal years ending after December 15, 2003, and the interim provisions are required for periods beginning after December 15, 2003. The adoption of this Statement has not had a material impact on our results of operations or financial condition.

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

Although forward-looking statements in this Quarterly Report reflect the good faith estimates and judgment of our management, such statements can only be based on facts and factors of which we are currently aware. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Our actual results, performance and achievements may differ materially from those discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading "Risk Factors" below, as well as those discussed elsewhere in this Quarterly Report and in our other periodic reports filed with the SEC. We encourage you to not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements made in this report in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. We encourage you to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects. Forward-looking statements involve known and unknown risks and uncertainties. Risks, uncertainties and other important factors include, among others:

o    general economic and business conditions;
o    industry trends and growth rates;
o    liability resulting from theft or loss of customer data;
o    competition;
o    future technology;
o    costs and availability of raw materials;
o    currency fluctuations;
o    the loss of any significant customers or suppliers;
o    changes in business strategy or development plans;
o    successful development of new products and services;
o anticipated financial performance and contributions of our products and services;
o    availability, terms and deployment of capital;
o    availability of qualified personnel;
o changes in, or the failure or inability to comply with, government regulations; and
o other factors referenced in this report and in our other public filings with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended September 30, 2003.


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

We continually monitor our legacy business volumes and intend to reduce the cost of infrastructure when and where appropriate. In the second quarter of fiscal 2004, we initiated a plan to better align our infrastructure with major market opportunities. In order to enhance our presence in these major markets, we have been consolidating our smaller facilities into larger, Mega center locations and have made related adjustments to our worldwide workforce. We plan on leveraging our current data transmission capabilities to optimize the cost of delivering legacy services. Our Mega centers will be positioned in areas where we believe our future prospects are strongest and will enable us to service customers from other geographic markets. Creating better span of control of our resources, while aligning our sales resources around these centers is expected to help us identify additional opportunities while reducing operating costs.

On July 30, 2004, we signed a 5-year, $50.0 million senior secured credit facility agreement with Wells Fargo Foothill, Inc. ("new credit facility"). The larger new credit facility is comprised of a $25.0 million revolver and a $25.0 million acquisition facility. The facility will provide for working capital requirements and will fund acquisitions and stock buybacks. Subject to certain conditions, up to $15.0 million of our shares can be repurchased under the new credit facility.

Management's discussion and analysis presented below provides a narrative on our financial performance and condition and is intended to provide information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that caused those changes, including how certain accounting principles, policies and estimates affect such financial statements. The discussion and analysis that follows should be read in conjunction with the accompanying condensed consolidated financial statements and the related notes appearing elsewhere in this report, and includes the following sections:

o    Critical Accounting Policies and Estimates,
o    Results of Operations,
o    Liquidity and Capital Resources, and
o Off-balance Sheet Arrangements, Contractual Obligations and Commercial Commitments.

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


Results of Operations

Three Months Ended June 30, 2004 vs. Three Months Ended June 30, 2003

     General. We reported a net loss of $4.5 million for the three months ended June 30, 2004 versus $0.6 million for the three months ended June 30, 2003. Results for the third quarter of fiscal 2004 reflected a $4.0 million restructuring charge compared to a $1.2 million restructuring charge in the same quarter in the prior year. MVS revenues grew and Web Presentment revenues grew substantially in the third quarter of fiscal 2004 over revenues for the comparable period in the prior year. COM-based revenues, comprised of COM/Other Output Services, COM/Professional Services, and Equipment and Supplies, continued to decline in the three months ended June 30, 2004, in line with historical trends. Due to the general weakening of the U.S. dollar, our total net revenues for the third quarter of fiscal 2004 were favorably impacted by foreign exchange rates as compared with the third quarter of fiscal 2003. The impact of the foreign exchange benefit in the current period was approximately 2% of total net revenues as compared with the third quarter of last year.

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


 (in thousands)                         Revenues for Three Months Ended June 30,
                                        ________________________________________
                                                                                         Percentage
Product Line                             2004             2003            Change            Change
____________                             ____             ____            ______            ______

MVS                                     $  9,382         $  9,020         $    361            4%

docHarbor Web Presentment                  6,519            4,309            2,210           51%

CD/Digital                                 5,405            7,038           (1,633)         (23%)

COM/Other Output Services                 13,478           16,928           (3,450)         (20%)

COM Professional Services                  4,159            5,170           (1,011)         (20%)

Equipment/Supplies                         6,247            7,341           (1,094)         (15%)
                                           -----            -----          -------

Total                                   $ 45,190         $ 49,806         $ (4,617)          (9%)
                                        ========         ========         ========


MVS revenues increased $0.4 million, or 4%, over the prior year three month period. This increase reflects the increase in new OEM agreements and the resulting growth in our Multi-Vendor Services offerings. We have experienced several years of continuous growth in MVS revenues, and we expect continued growth in this area as we expand our service offerings to include call center/help desk and depot repair capabilities. The relative makeup of total professional services revenues (consisting of MVS and COM professional services) continues to shift from COM to MVS. In the three months ended June 30, 2004, MVS represented 69% of total professional services, compared to 64% in the prior year three month period.

docHarbor Web Presentment revenues increased $2.2 million, or 51%, over the prior year three month period. This increase reflects the addition of new customers and additional revenue from established customers as they have increased the number of their applications utilizing our Web services. A large Web Presentment customer (representing 22% of docHarbor Web Presentment revenue in the third quarter of fiscal 2004) has indicated that it will not renew its Web Presentment services agreement when it expires in September 2004. Although we will be losing this customer, we expect continued revenue growth on an annual basis in this product line resulting from increased customer awareness and recognition, increased acceptance of outsourcing non-core business processes and tighter regulations relating to financial reporting and record keeping. Over the long term, we believe that pricing for this product may become more competitive.

CD/Digital revenues declined $1.6 million, or 23%, from the prior year three month period. The decline was due primarily to the availability of alternative Web-based or in-house solutions.

COM/Other Output Services revenues declined $3.5 million, or 20%, from the prior year three month period. This decline reflects the decreased volumes processed in our data centers and continues the trend experienced in prior years. This decline also was and continues to be due primarily to the availability of alternative technologies. We expect that COM revenues will continue to decline in future periods.

COM Professional Services revenues declined $1.0 million, or 20%, from the prior year three month period. This decline reflects the continued decrease in the number of COM units in operation. We expect that the number of COM units in use worldwide will continue to decline as organizations choose to outsource these document management functions to service centers, such as those operated by us, or elect to utilize other options such as CD or on-line solutions.

Equipment and supplies revenues declined $1.1 million, or 15%, from the prior year three month period. This decrease was largely the result of the decline in demand for and use of COM systems.

     Gross Margins. Our gross margin, based on gross profits of $15.0 million for the three months ended June 30, 2004 and $15.4 million for the three months ended June 30, 2003, increased from 31% of total revenues for the quarter ended June 30, 2003 to 33% of total revenues for the period ended June 30, 2004. The increased gross margin percentage resulted from the benefits obtained from the fiscal 2003 restructuring actions.

     Engineering, Research and Development. Engineering, research and development expenditures, amounted to $1.5 million for the three month period ended June 30, 2004, and were unchanged from the comparable prior year period, representing 3% of total revenues in both periods. Engineering, research and development expenditures will increase in the next two quarters as we plan to develop new features and functionalities for our docHarbor Web Presentment services. Engineering, research and development expenses will not necessarily have a direct or immediate correlation to revenues.

     Selling, General and Administrative ("SG&A"). SG&A expenses increased from $11.8 million for the three months ended June 30, 2003 to $13.1 million for the three months ended June 30, 2004. Approximately $0.8 million of this increase was from our international operations and reflects the weakening of the dollar against foreign currencies by 8% compared to the prior year period.

     Reversal of Environmental Liability. Based upon updated environmental analysis and historical sampling data, we recorded a reduction to our EPA liability of $0.1 million in the quarter ended June 30, 2004.

     Amortization of Intangible Assets. Amortization of intangible assets was constant at $0.5 million for the three months ended June 30, 2003 and June 30, 2004. The expense in each period reflects amortization of identifiable intangible assets valued as part of Fresh Start Reporting.

     Restructuring Charges. Net restructuring charges of $4.0 million were recorded for the quarter ended June 30, 2004. These charges predominantly related to the fiscal 2004 data center consolidation and reorganization of related personnel on a worldwide basis. We currently estimate total fiscal 2004 restructuring charges of approximately $9.0 million. We expect to obtain savings of over $9.0 million annually as a result of these actions compared to fiscal 2003 operational expenditure levels.

     Interest Expense and Fee Amortization. Interest expense decreased to $0.2 million for the three months ended June 30, 2004 from $0.4 million for the three months ended June 30, 2003. The decrease reflects the lower balance outstanding on the senior secured revolving credit facility for the three months ended June 30, 2004.

     Other. Other expense in both periods is related primarily to currency exchange gains and losses.

     Provision for Income Taxes. The provision for income taxes of $0.6 million and $0.7 million for the three months ended June 30, 2004 and 2003, respectively, related primarily to earnings of foreign subsidiaries. Certain European subsidiaries generate taxable income and resultant income tax expense. Other legal entities generate operating losses on which no income tax benefit is recorded due to the uncertainty of future profits against which these benefits could be used. These events create an unbalanced situation where income tax expense is a disproportionate percentage of operating income or loss.

Nine Months Ended June 30, 2004 vs. Nine Months Ended June 30, 2003

     General. We reported a net loss of $6.8 million for the nine months ended June 30, 2004 versus net income of $7.7 million for the nine months ended June 30, 2003. The net loss for the nine months ended June 30, 2004 included $6.3 million in restructuring charges compared to restructuring charges of $1.2 million in the comparable prior year period. The prior year period's net income included an $8.2 million gain on the sale of our Swiss subsidiaries. Both MVS and Web Presentment revenues grew substantially over the prior year period revenues. COM-based revenues continued to decline in the nine months ended June 30, 2004, in line with historical trends. Due to the general weakening of the U.S. dollar, our total net revenues for the first nine months of fiscal 2004 were favorably impacted by foreign exchange rates as compared with the first nine months of fiscal 2003. The impact of the foreign exchange benefit in the current period was approximately 3% of total net revenues as compared with the first nine months of last year.

 (in thousands)                         Revenues for Nine Months Ended June 30,
                                        _______________________________________
                                                                                         Percentage
Product Line                             2004             2003            Change            Change
____________                             ____             ____            ______            ______
MVS                                     $ 27,796         $ 25,375         $  2,421           10%

docHarbor Web Presentment                 18,445           13,805            4,640           34%

CD/Digital                                17,694           21,703           (4,009)         (19%)

COM/Other Output Services                 43,961           54,863          (10,902)         (20%)

COM Professional Services                 13,405           15,976           (2,571)         (16%)

Equipment/Supplies                        20,178           23,836           (3,658)         (15%)
                                          ______           ______          _______

Total                                  $ 141,479        $ 155,558         $(13,880)          (9%)
                                       =========        =========         =========

MVS revenues increased $2.4 million, or 10%, over the prior year nine month period. This increase reflects the increase in new OEM agreements and the resulting growth in our Multi-Vendor Services offerings. We have experienced several years of continuous growth in MVS revenues, and we expect continued growth in this area as we expand our service offerings to include call center/help desk and depot repair capabilities. The relative makeup of total professional services revenues (consisting of MVS and COM professional services) continues to shift from COM to MVS. In the nine months ended June 30, 2004, MVS represented 67% of total professional services, compared to 61% in the prior year nine-month period.

docHarbor Web Presentment revenues increased $4.6 million, or 34%, over the prior year nine month period. This increase reflects the addition of new customers and additional revenue from established customers as they have increased the number of their applications utilizing our Web services. A large Web Presentment customer (representing 25% of docHarbor Web Presentment revenue in the first nine months of fiscal 2004) has indicated that it will not renew its Web Presentment services agreement when it expires in September 2004. Although we will be losing this customer, we expect continued revenue growth on an annual basis in this product line resulting from increased customer awareness and recognition, increased acceptance of outsourcing non-core business processes and tighter regulations around financial reporting and record keeping. Over the long term, we believe that pricing for this product may become more competitive.

CD/Digital revenues declined $4.0 million, or 19%, from the prior year nine month period. The decline was due primarily to the availability of alternative Web-based or in-house solutions.

COM/Other Output Services revenues declined $10.9 million, or 20%, from the prior year nine month period. This decline reflects the decreased volumes processed in our data centers and continues the trend experienced in prior years. This decline also was and continues to be due primarily to the availability of alternative technologies. We expect that COM revenues will continue to decline in future periods.

COM Professional Services revenues declined $2.6 million, or 16%, from the prior year nine month period. This decline reflects the continued decrease in the number of COM units in operation. We expect that the number of COM units in use worldwide will continue to decline as organizations choose to outsource these document management functions to service centers, such as those operated by us, or elect to utilize other options such as CD or on-line solutions.

Equipment and supplies revenues declined $3.7 million, or 15%, from the prior year nine month period. This decrease was largely the result of the decline in demand for, and use of, COM systems.

     Gross Margins. Our gross margins, based on gross profits of $46.3 million for the nine months ended June 30, 2004 and $49.9 million for the nine months ended June 30, 2003, were 33% and 32% of total revenues, respectively. The increased gross margin percentage resulted from the benefits obtained from the fiscal 2003 restructuring actions.

     Engineering, Research and Development. Engineering, research and development expenditures decreased $0.6 million, or 12%, from the nine month period ended June 30, 2003, and remained consistent at 3% of total revenues in both periods. This decrease in spending was mainly the result of restructuring-related actions taken in the third and fourth quarters of fiscal 2003. These expenses will not necessarily have a direct or immediate correlation to revenues. We continue to build and support our outsource service solutions base and corresponding internet and digital technologies. Most of these expenditures were in support of the docHarbor Web Presentment and CD/Digital services and, to a lesser extent, COM products.

     Selling, General and Administrative ("SG&A"). SG&A expenses increased from $39.4 million for the nine months ended June 30, 2003 to $39.7 million for the nine months ended June 30, 2004. During the second quarter of fiscal 2004, the Company was involved in a proxy contest involving the election of directors and as a result expended $0.4 million in connection with this proxy contest. The Company's proposed directors were elected despite the proxy contest. SG&A expenses for the nine months ended June 30, 2004 included a $2.7 million increase in international expenses over the comparable prior year period. This increase in part reflects the weakening of the US dollar against foreign currencies of 13% in fiscal 2004 compared to the prior year.

     Reversal of Environmental Liability. Based upon updated environmental analysis and continued favorable site contamination test results, we recorded a reduction to our EPA liability of $0.5 million in the first quarter, and $0.1 million in the third quarter of fiscal 2004.

     Amortization of Intangible Assets. Amortization of intangible assets remained at $1.5 million for the nine months ended June 30, 2003 and June 30, 2004. The expense in each period reflects amortization of identifiable intangible assets valued as part of Fresh Start Reporting.

     Restructuring Charges. Net restructuring charges of $2.3 million and $4.0 million were recorded in the second and third quarters, respectively, of fiscal 2004. We currently estimate total fiscal 2004 restructuring charges of approximately $9.0 million. We expect to obtain savings of over $9.0 million annually as a result of these actions compared to fiscal 2003 operational expenditure levels. In addition, in the second quarter of fiscal 2004, we were able to negotiate favorable settlements on a lease and employee termination expensed in our fiscal 2003 restructuring, resulting in a $77,000 reduction to the restructuring charge for the nine months ended June 30, 2004.

     Interest Expense and Fee Amortization. Interest expense decreased to $0.5 million for the nine months ended June 30, 2004 from $1.8 million for the nine months ended June 30, 2003. This decrease reflects the lower balance outstanding on the senior secured revolving credit facility in the current year period.

     Other. Other expense in both periods is related primarily to currency exchange gains and losses.

     Provision for Income Taxes. The provision for income taxes of $1.4 million and $1.8 million for the nine months ended June 30, 2004 and 2003, respectively, related primarily to earnings of foreign subsidiaries. Certain European subsidiaries generate taxable income and resultant income tax expense. Other legal entities generate operating losses on which no income tax benefit is recorded due to the uncertainty of future profits against which these benefits could be used. These events create an unbalanced situation where income tax expense is a disproportionate percentage of operating income or loss.

Liquidity and Capital Resources

Our legacy business (COM) has declined in recent years and is forecasted to continue to decline as new and alternate technologies become available and are accepted in the marketplace. Our ability to generate sufficient cash to fund operations and to meet future bank requirements is dependent on successful and simultaneous management of the decline in COM as well as the expansion of alternative service offerings. Other factors, such as an uncertain economy, levels of competition in the document management industry, and technological uncertainties will impact our ability to generate cash and maintain liquidity. We believe the actions taken over the past two and a half years, including new and enhanced product and service offerings, Company downsizing and cost control measures will allow us to maintain sufficient cash flows from operations to meet our operating, capital and debt requirements in the normal course of business for at least the next twelve months.

In the nine months ended June 30, 2004, we generated cash flows from operations of $6.4 million, compared to $11.5 million generated in the same period of the prior fiscal year. Net cash from operations in the first nine months of fiscal 2004 primarily reflected our operating loss offset by non-cash charges for depreciation, amortization, and compensation in the form of stock grants for our outside directors and a decrease in accounts receivable. Cash payments of restructuring related costs in fiscal 2004 were the primary reason for the decline compared to the comparable period in fiscal 2003.

Net cash used in investing activities was $3.0 million for the nine months ended June 30, 2004, compared to cash provided by investing activities of $11.5 million in the comparable prior year period. Expenditures in both years were primarily for purchases of equipment. In the first quarter of fiscal 2004, we invested approximately $0.7 million in our call center and central services infrastructure. In the prior comparable year period we received $14.1 million in cash proceeds from the sale of our Switzerland operations and subsidiaries.

Net cash used in financing activities was $5.9 million for the nine months ended June 30, 2004, compared to $21.8 million used in financing activities in the comparable prior year period. In both periods, cash was used to pay down the revolving credit facility.

At June 30, 2004, there were no outstanding revolving credit borrowings. At June 30, 2004 there were outstanding standby letters of credit of $4.9 million.

Effective November 24, 2003, we entered into a two-year revolving credit agreement with Fleet National Bank and Union Bank of California. Effective March 26, 2004, we signed an amendment to the revolving credit agreement. The amendment modified certain financial covenants to accommodate our current restructuring activities and business plans, reduced the maximum commitment to $17.5 million and provides limited ability to purchase Anacomp Class B Common Stock. The amended credit agreement ("amended credit facility") provides for a standby letter of credit sublimit of up to $10.0 million. Availability is limited to the lesser of (a) the maximum commitment of $17.5 million or (b) the borrowing base.

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

The borrowing base for the amended credit facility was $10.7 million as of June 30, 2004, with borrowing base availability of $5.8 million.

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

During the past year, our significant paydown of the outstanding balance on our revolving credit facility, through both payments of cash generated through operations and from proceeds received on the sale of our Switzerland subsidiaries, as well as the reclassification of our amended credit facility from current to long-term has substantially improved our working capital position. Working capital was $7.7 million at June 30, 2004.

Our cash balance totaled $16.5 million at June 30, 2004 compared to $18.4 million at September 30, 2003. Approximately 49% of the June 30, 2004 cash balance is located at our foreign subsidiaries compared to approximately 65% at September 30, 2003.

On July 30, 2004, we signed a 5-year, $50.0 million senior secured credit facility agreement with Wells Fargo Foothill, Inc. ("new credit facility"). The larger new credit facility is comprised of a $25.0 million revolver and a $25.0 million acquisition facility. The new credit facility will provide for working capital requirements and will fund acquisitions and stock buybacks. Subject to certain conditions, up to $15.0 million of our shares can be repurchased under the new credit facility. From time to time management considers asset acquisitions, dispositions and stock buybacks on an opportunistic basis.

The Anacomp Board of Directors has authorized the Company to repurchase up to $15.0 million of the Company's Class A common stock in open market and private transactions, subject to the Company's assessment of market conditions and buying opportunities. The repurchase program is effective August 5, 2004 and terminates December 31, 2005.

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

In the normal course of business, we occasionally enter into arrangements with customers, suppliers or other parties that may result in material obligations or commitments from a cash flow standpoint. The following table shows our material contractual obligations and commercial commitments at June 30, 2004:


(in thousands)                                                   Amounts Due Within:
                                                                 ___________________

Description                         Total         1 year       2-3 years     4-5 years      6+ years
____________                        ______        _______      _________     _________      ________
Standby letters of credit            4,851            ---         4,851           ---            ---

Non-cancelable leases               47,799          9,610        15,623        12,030         10,536

Royalty payments (1)                   750            750           ---           ---            ---
                                       ___            ___           ___           ___            ___

Total                              $53,400       $ 10,360      $ 20,474       $12,030       $ 10,536
                                   =======       ========      ========       =======       ========

___________________________

(1) This item is included with other accrued liabilities in our June 30, 2004 balance sheet.


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

Restructuring of our operations could result in a loss of customers and impact operating results.

We have implemented a plan to reduce costs in order to remain competitive within our industry. This cost reduction plan involves, among other things, significant headcount reductions, the exit of certain non-strategic facility locations, and transfer customer work to new data centers. If we fail to successfully implement our cost restructuring plan, including the transfer and retention of customers to other data centers, the timely sublease or buyout of vacant facilities, and fail to achieve our other long-term cost reduction goals, we may not reduce costs quickly enough to become competitive within our industry, may lose valuable institutional knowledge, bear the risk of additional costs and expenses and incur a loss of customers, a diminishment in our operational functions, which could result in negative consequences to our customer service and operating results.

If we are unable to decrease our costs to match the decline in our revenues, we may not be able to achieve or sustain profitability.

The decline in the demand for COM services, systems and maintenance and the attendant reduction in supplies revenues have adversely affected our business. Over the past several years, COM revenues from services, system and supplies sales have been steadily decreasing as a percentage of our revenues and declined 23% in fiscal 2003 from fiscal year 2002 revenues. We expect that our revenues for maintenance of COM systems will continue to decline as a result of decreasing use and fewer sales of COM systems. We have taken steps to reduce our cost structure and offset the decrease in COM revenues. We intend to take additional measures as necessary to continue to reduce our cost structure. If these measures are unsuccessful, we will not realize profits from our COM business and your investment may be adversely affected.

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

Any failure by us to manage acquisitions, divestitures and other significant transactions successfully could harm our financial results, business and prospects.

As part of our business strategy, we frequently engage in discussions with third parties regarding, possible acquisitions, strategic alliances, joint ventures, divestitures and outsourcing transactions in order to further our business objectives. In order to pursue this strategy successfully, we must identify suitable candidates for these transactions, complete these transactions, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks of acquisitions, strategic alliances, joint ventures and outsourcing deals can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously. However, if we fail to identify and successfully complete transactions that further our strategic objectives, we may be required to expend our resources to develop products, services and technology internally, which may place us at a competitive disadvantage in relation to our peers.

Managing acquisitions, joint ventures, divestitures and outsourcing transactions requires varying levels of management resources, which may divert our attention from other business operations. These transactions may result in significant costs, expenses and charges to earnings, including those related to severance pay, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, inventory adjustments, legal, accounting and financial advisory fees, and, as a result, can adversely affect our business.

If we are unable to update our information technology systems we may not be able to adequately support our business operations.

Although we believe that our information technology systems provide adequate support to our current business, we believe that we, like many companies, must continue to improve the software and hardware technology that support our business operations. The emergence of new technology industry standards or legal requirements may render our current equipment and computer systems infrastructure obsolete in the future. We are in the process of evaluating our technology needs. The acquisition and implementation of new technologies, software and equipment may require significant expense or capital investment, which could reduce our operating margins and our operating results. Our failure to anticipate and implement these changes could have an adverse effect on our business.

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

We are highly dependent on the principal members of our management team and the technical expertise of our personnel. The success of our business is based on our technical expertise and proven ability to provide fast, expert, on-site service and support around the clock. This service is provided in North America and Europe by approximately 412 Anacomp service professionals, the loss of whose services might adversely impact the achievement of our business objectives. Moreover, our business operations will require additional expertise in specific industries and areas applicable to products identified and developed through our technologies. These activities will require the addition of new personnel, including management and technical personnel as well as the development of additional expertise by existing employees. Competition for experienced technicians may limit our ability to attract or retain such technicians. If we are unable to attract such personnel or to develop this expertise, we may not be able to sustain or expand our operations in a timely manner or at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Revenues generated outside of the United States, as a percentage of total revenues, were 35% and 31% for the nine-month periods ended June 30, 2004 and 2003, respectively. Fluctuations in foreign exchange rates could impact operating results through translation of our subsidiaries' financial statements. Recent global economic events have caused exchange rates in general to rise over the past several months, making foreign currencies more valuable in terms of the U.S. dollar. For example, the Euro has risen over 13% compared to the U.S. dollar during the nine months ended June 30, 2004. Exchange rate changes of this magnitude can have a material effect on our financial statement results, particularly with regard to the accumulated other comprehensive income or loss account in the equity section of the balance sheet.

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

(b) There was no change in our internal control over financial reporting identified in connection with the evaluation conducted in subparagraph (a) above that occurred during our fiscal quarter ended June 30, 2004 and which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since there were no significant deficiencies or material weaknesses in our internal control over financial reporting, no corrective actions were taken.

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

Item 2.  Changes in Securities and Use of Proceeds

There were no repurchases of Common Stock made by the Company during the three months ended June 30, 2004.

Item 6.  Exhibits and Reports on Form 8-K (exhibits incorporated by reference)

(a) Exhibits: For a list of exhibits filed with this quarterly report, refer to the Index to Exhibits below.

(b) During the period covered by this report, we filed the following reports on Form 8-K:

     (1) On May 20, 2004, we filed a Form 8-K with respect to a press release dated May 18, 2004 regarding results of operations for the second quarter of fiscal 2004.
     (2) On May 20, 2004, we filed a Form 8-K with respect to a press release dated May 19, 2004 regarding an amendment to our shareholder rights plan to accelerate the expiration date of such plan to August 31, 2004.
     (3) On August 6, 2004, we filed a Form 8-K with respect to (i) a press release dated August 5, 2004 announcing financial results for the quarter ended June 30, 2004, (ii) a new $50 million credit facility with Wells Fargo Foothill, and (iii) plans to repurchase up to $15 million in stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ANACOMP, INC.




                                                /s/ Linster W. Fox
                                                __________________________
                                                Linster W. Fox
                                                Executive Vice President and
                                                  Chief Financial Officer




Date: August 11, 2004


                                INDEX TO EXHIBITS

     The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated herein by reference to the listed documents previously filed with the Securities and Exchange Commission (the "SEC").

---------- ----------------------------------------------------------------------------------------------------
2.1        Plan of Reorganization dated August 29, 2001. (1)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
3.1        Amended and Restated Articles of Incorporation of the Company as of December 31, 2001. (2)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
3.2        Amended and Restated Bylaws of the Company as of January 13, 2004. (16)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
4.1        Shareholders Rights Plan. (4)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
4.2        Amendments to the Shareholders Rights Plan. (5)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
4.3        Warrant Agreement by and between the Company and Mellon Investor Services LLC dated December 31,
           2002. (2)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
4.4        Amendment No. 1 to Rights Agreement dated August 10, 2004.*
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
10.1       Retirement/Part-Time Employment Agreement dated October 27, 1999, between the Company and William
           C. Ater. (6)(8)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
10.2       Employment Agreement, effective August 21, 2000, between the Company and Jeffrey R. Cramer. (7) (8)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
10.3       Revolving Credit Agreement, dated as of June 15, 1998, among Anacomp, Inc., the various lending institutions named therein and BankBoston, N.A. as agent. (9)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
10.4       Forbearance and Standstill Agreement, dated as of November 15, 2000, among Anacomp, Inc., the various banks named therein, and Fleet National Bank as agent for the banks. (6)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
10.5       Amendment to the Forbearance and Standstill Agreement, dated as of December 15, 2000, between
           Anacomp, Inc. and Fleet National Bank. (6)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
10.6       Amended and Restated Master Supply Agreement, dated October 8, 1993, by and among the Company, SKC
           America, Inc. and SKC Limited. (10)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
10.7       First Cumulative Amendment to the Amended and Restated Master Supply Agreement, dated May 17,
           1996, by and among the Company, SKC America, Inc. and SKC Limited. (11)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
10.8       Second Amended and Restated Master Supply Agreement, dated as of July 1, 1997, by and among the
           Company, SKC America, Inc. and SKC Limited. (12)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
10.9       Second Amendment to Amended and Restated Revolving Credit Agreement and Restructure of Obligations
           dated as of December 19, 2002, by and among the Company, the various banks named therein, and
           Fleet National Bank as agent for the banks. (5)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
10.10      Lease Agreement by and between the Company and Kilroy Realty, LP., a Delaware limited partnership dated June 14, 2002. (13)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
10.11      Consulting Agreement by and between the Company and Steven G. Singer dated May 7, 2002. (13)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
10.12      Employment Agreement and Amended Employment Agreement between the Company and Edward P. Smoot dated November 12, 2002 and April 28, 2003, respectively.
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
10.13      Revolving Credit Agreement, dated as of November 21, 2003, by and among, Anacomp, Inc., Fleet
           National Bank and Union Bank of California. (14)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
10.14      First Amendment to Second Amended and Restated Revolving Credit Agreement, dated as of March 26,
           2004, by and among, Anacomp, Inc., Fleet National Bank and Union Bank of California.*
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
31.1       Rule 13a - 14(a)/15(d) - 14(a) Certification of Chief Executive Officer.*
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
31.2       Rule 13a - 14(a)/15(d) - 14(a) Certification of Chief Financial Officer.*
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
32.1       Section 1350 Certification of Chief Executive Officer.*
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
32.2       Section 1350 Certification of Chief Financial Officer.*
---------- ----------------------------------------------------------------------------------------------------

__________________________

*    Filed herewith.

(1) Incorporated by reference to the Company's Current Reports on Form 8-K (File No. 1-08328) filed on September 20, 2001 and October 29, 2001.
(2) Incorporated by reference to the exhibits to the Registration Statement on Form 8-A (File No. 1-08328) filed by the Company on January 9, 2002.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A (File No. 1-08328) for the quarterly period ended June 30, 2002.
(4) Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K (File No. 1-08328) filed on September 21, 2002.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-08328) for the fiscal year ended September 30, 2002.
(6) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-08328) for the fiscal year ended September 30, 2000.
(7) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-08328) for the fiscal year ended September 30, 2001.
(8)  Management contract or compensation plan.
(9) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 1-08328) filed with the SEC on June 24, 1998 (File No. 1-08328).
(10) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-08328) for the fiscal year ended September 30, 1993.
(11) Incorporated by reference to the Company's Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-9395) filed with the SEC on September 19, 1996.
(12) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-08328) for the fiscal year ended September 30, 1999.
(13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 1-08328) for the quarterly period ended June 30, 2002.
(14) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 1-08328) filed on November 25, 2003.
(15) Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K (File No. 1-08328) filed with the SEC on May 29, 2002.
(16) Incorporated by reference to Exhibit 3.2.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-08328) filed with the SEC on February 17, 2004.
(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 1-08328) for the quarterly period ended March 31, 2004.