Form 10-Q/A
period 2004-06-30
ANACOMP INC
filed 2004-08-13
CIK 6260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)


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

                                EXPLANATORY NOTE

     The sole purpose of this Amendment No. 1 to Anacomp, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 is to date and conform the signatures on each of Exhibits 31.1, 31.2, 32.1 and 32.2 included with the Form 10-Q filed on August 12, 2004. Each of these exhibits was included in the Form 10-Q but inadvertently omitted such information.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ANACOMP, INC.




                                           /s/ Linster W. Fox
                                           ____________________________
                                           Linster W. Fox
                                           Executive Vice President and
                                             Chief Financial Officer




Date: August 13, 2004

                                INDEX TO EXHIBITS

     The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated herein by reference to the listed documents previously filed with the Securities and Exchange Commission (the "SEC").

---------- ----------------------------------------------------------------------------------------------------
2.1        Plan of Reorganization dated August 29, 2001. (1)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
3.1        Amended and Restated Articles of Incorporation of the Company as of December 31, 2001. (2)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
3.2        Amended and Restated Bylaws of the Company as of January 13, 2004. (16)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
4.1        Shareholders Rights Plan. (4)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
4.2        Amendments to the Shareholders Rights Plan. (5)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
4.3        Warrant Agreement by and between the Company and Mellon Investor Services LLC dated December 31,
           2002. (2)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
4.4        Amendment No. 1 to Rights Agreement dated August 10, 2004. (18)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
10.1       Retirement/Part-Time Employment Agreement dated October 27, 1999, between the Company and William
           C. Ater. (6)(8)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
10.2       Employment Agreement, effective August 21, 2000, between the Company and Jeffrey R. Cramer. (7) (8)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
10.3       Revolving Credit Agreement, dated as of June 15, 1998, among Anacomp, Inc., the various lending institutions named therein and BankBoston, N.A. as agent. (9)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
10.4       Forbearance and Standstill Agreement, dated as of November 15, 2000, among Anacomp, Inc., the various banks named therein, and Fleet National Bank as agent for the banks. (6)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
10.5       Amendment to the Forbearance and Standstill Agreement, dated as of December 15, 2000, between
           Anacomp, Inc. and Fleet National Bank. (6)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
10.6       Amended and Restated Master Supply Agreement, dated October 8, 1993, by and among the Company, SKC
           America, Inc. and SKC Limited. (10)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
10.7       First Cumulative Amendment to the Amended and Restated Master Supply Agreement, dated May 17,
           1996, by and among the Company, SKC America, Inc. and SKC Limited. (11)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
10.8       Second Amended and Restated Master Supply Agreement, dated as of July 1, 1997, by and among the
           Company, SKC America, Inc. and SKC Limited. (12)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
10.9       Second Amendment to Amended and Restated Revolving Credit Agreement and Restructure of Obligations
           dated as of December 19, 2002, by and among the Company, the various banks named therein, and
           Fleet National Bank as agent for the banks. (5)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
10.10      Lease Agreement by and between the Company and Kilroy Realty, LP., a Delaware limited partnership dated June 14, 2002. (13)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
10.11      Consulting Agreement by and between the Company and Steven G. Singer dated May 7, 2002. (13)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
10.12      Employment Agreement and Amended Employment Agreement between the Company and Edward P. Smoot dated November 12, 2002 and April 28, 2003, respectively.
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
10.13      Revolving Credit Agreement, dated as of November 21, 2003, by and among, Anacomp, Inc., Fleet
           National Bank and Union Bank of California. (14)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
10.14      First Amendment to Second Amended and Restated Revolving Credit Agreement, dated as of March 26,
           2004, by and among, Anacomp, Inc., Fleet National Bank and Union Bank of California. (18)
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
31.1       Rule 13a - 14(a)/15(d) - 14(a) Certification of Chief Executive Officer.*
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
31.2       Rule 13a - 14(a)/15(d) - 14(a) Certification of Chief Financial Officer.*
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
32.1       Section 1350 Certification of Chief Executive Officer.*
---------- ----------------------------------------------------------------------------------------------------
---------- ----------------------------------------------------------------------------------------------------
32.2       Section 1350 Certification of Chief Financial Officer.*
---------- ----------------------------------------------------------------------------------------------------


_____________________________________

*    Filed herewith.
(1) Incorporated by reference to the Company's Current Reports on Form 8-K (File No. 1-08328) filed on September 20, 2001 and October 29, 2001.
(2) Incorporated by reference to the exhibits to the Registration Statement on Form 8-A (File No. 1-08328) filed by the Company on January 9, 2002.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A (File No. 1-08328) for the quarterly period ended June 30, 2002.
(4) Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K (File No. 1-08328) filed on September 21, 2002.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-08328) for the fiscal year ended September 30, 2002.
(6) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-08328) for the fiscal year ended September 30, 2000.
(7) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-08328) for the fiscal year ended September 30, 2001.
(8)  Management contract or compensation plan.
(9) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 1-08328) filed with the SEC on June 24, 1998 (File No. 1-08328).
(10) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-08328) for the fiscal year ended September 30, 1993.
(11) Incorporated by reference to the Company's Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-9395) filed with the SEC on September 19, 1996.
(12) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 1-08328) for the fiscal year ended September 30, 1999.
(13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 1-08328) for the quarterly period ended June 30, 2002.
(14) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 1-08328) filed on November 25, 2003. (15) Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K (File No. 1-08328) filed with the SEC on May 29, 2002.
(16) Incorporated by reference to Exhibit 3.2.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-08328) filed with the SEC on February 17, 2004.
(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 1-08328) for the quarterly period ended March 31, 2004.
(18) Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 1-08328) for the quarterly period ended June 30, 2004.

                                                                    Exhibit 31.1

                    CERTIFICATION PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey R. Cramer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Anacomp, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: August 10, 2004




/s/Jeffrey R. Cramer
___________________________
Jeffrey R. Cramer
Chief Executive Officer

                                                                    Exhibit 31.2


                    CERTIFICATION PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Linster W. Fox, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Anacomp, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: August 10, 2004



/s/Linster W. Fox
__________________________
Linster W. Fox
Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Anacomp, Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey R. Cramer, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906"), that, to the best of my knowledge:


     (1) The Report fully  complies  with the  requirements  of section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  August 10, 2004


                                                     /s/Jeffrey R. Cramer
                                                     ___________________________
                                                     Jeffrey R. Cramer
                                                     Chief Executive Officer


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Anacomp, Inc. and will be retained by Anacomp, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Anacomp, Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Linster W. Fox, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906"), that, to the best of my knowledge:

     (1) The Report fully  complies  with the  requirements  of section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  August 10, 2004

                                                     /s/Linster W. Fox
                                                     ___________________________
                                                     Linster W. Fox
                                                     Chief Financial Officer


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Anacomp, Inc. and will be retained by Anacomp, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.