Form 10-K
period 2004-09-30
ANACOMP INC
filed 2004-12-16
CIK 6260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004
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

Title of each class

Class A Common Stock, $0.01 par value per share

Class B Common Stock $0.01 par value per share

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the average bid and asked prices for shares of the registrant’s common equity as reported by the OTC Bulletin Board, was approximately $9,184,282 as of March 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter. Shares of each class of common stock held by each of the registrant’s executive officers, directors and stockholders whose ownership exceeds 10% of such class of common stock outstanding at December 3, 2004, have been excluded since such persons may be deemed to be affiliates of the registrant. However, this determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☒     No  ☐

As of December 3, 2004, the number of outstanding shares of the registrant’s Class A Common Stock, $0.01 par value per share, was 3,689,484 and the number of outstanding shares of the registrant’s Class B Common Stock, $0.01 par value per share, was 4,034.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

ANACOMP, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2004

INDEX

Part I
Item 1	Business
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

Part II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures About Market Risks
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Item 9A.	Controls and Procedures
Item 9B	Other Information

Part III
Item 10	Directors and Executive Officers of the Registrant
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management
Item 13	Certain Relationships and Related Transactions
Item 14	Principal Accounting Fees and Services

Part IV
Item 15	Exhibits and Financial Statement Schedules
Signatures

PART I

ITEM 1. BUSINESS

This Annual Report, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as our future plans and operations, sales levels, liquidity needs, our status as a public reporting company, anticipated growth of the markets in which we operate, anticipated revenue and expense trends, assumptions used in the computation of valuation in connection with our Fresh Start accounting and other statements regarding matters that are not historical are forward-looking statements.

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

•                  industry trends and growth rates;

•                  competition;

•                  technology development;

•                  increased loss of customers resulting from our fiscal year 2004 data center consolidation;

•                  the loss of any significant customers or suppliers;

•                  changes in business strategy or development plans;

•                  litigation issues;

•                  successful development of new products and services;

•                  changes in, or the failure or inability to comply with, government regulations;

•                  our status as a public reporting company;

•                  costs related to timely compliance with  Sarbanes-Oxley regulations; or

•                  other factors referenced in this public filing.

OVERVIEW

Anacomp®, Inc. (together with its consolidated subsidiaries, “Anacomp” or the “Company”) is a global provider of Information Management Solutions outsourcing services, Multi-Vendor Services maintenance support, and imaging and print solutions.  Anacomp was incorporated in Indiana in 1968 and has active international subsidiaries in Austria, Belgium, Canada, France, Germany, Italy, the Netherlands, Scandinavia and the United Kingdom (U.K.).

We can be reached on the Internet at http://www.anacomp.com.  Our most recent annual report on Form 10-K and certain of our other filings with the Securities and Exchange Commission (“SEC”) are available in PDF format through our Investor Relations website at http://www.anacomp.com/Corporate/FinancialReports.asp.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are also available on the SEC website at http://www.sec.gov which can be reached from our Investor Relations website.

For over 35 years, Anacomp has provided a broad range of analog and digital Information Management services and systems to help companies manage and distribute their critical business documents.  We provide a complete range of information management solutions delivered through our Information Management Megacenters.  This includes the production of Computer Output Microfilm (COM), the production of digital content delivered electronically or on physical media, such as CD or DVD, and the delivery of web hosted content.  We have recently expanded these offerings to include source document scanning services for paper and film documents as well as application specific services such as e-mail archiving and report mining.  We are also one of the world’s leading independent, vendor neutral providers of Multi-Vendor Services (MVS), where we act as a third party maintainer, providing support services such as on-site maintenance, call center/help desk service and/or depot repair services, as well as laser printer maintenance and associated hardware.  We offer expert installation, maintenance and repair services for a broad array of third party equipment, such as mass storage devices and high-speed output systems.  In addition, we provide systems and related supplies and services to much of the installed base of COM imaging systems worldwide through a combination of direct sales, telemarketing and distributors.  Anacomp was once the primary manufacturer for most of the base of this installed COM equipment and today we provide “as new” systems to our customers in North America, Japan and Europe.  We also refurbish high-speed laser printers and provide maintenance support for a number of these devices, as well as selling associated supplies.

We deliver our products and services to thousands of businesses and organizations in 70 countries directly or through our worldwide network of dealers and distributors.  We have a large base of premier customers in the banking, insurance and brokerage sectors, including approximately one half of the Fortune 500 companies.  Our Information Management Solutions outsourcing sales efforts are focused heavily on these three segments, each of which has substantial and diverse document management needs.  We have recently expanded our range of outsource services, adding document imaging (scanning) services, e-mail archive services, as well as report mining capabilities to meet the demanding requirements of these and other markets.  By meeting our customers’ full range of information management outsourcing needs in this way, we expect to provide increased value and to maximize our business with each customer.

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

Information Technology (IT) Services Market

The IT Services market, in which Anacomp provides outsourcing services in the area of Information Management, as well as Multi-Vendor Services, is a dynamic and rapidly growing industry.  Today, the rapid increase in the number of unstructured content documents (i.e., documents, images, e-mails) generated, the increase in the amount of structured data stored, combined with the desire in both the commercial and non-commercial sectors to increase productivity and reduce cost by outsourcing non-core business processes, is fueling growth in the IT Services industry and demand for advanced digital technologies and other cost and efficiency improvements.  Anacomp provides these businesses and organizations with products and services for capturing, storing, distributing and accessing critical documents, as well as supporting and maintaining the capture, print, storage and network devices on which organizations depend.  The overall information technology and related services market is projected to reach $553 billion in 2004 and is forecasted to grow at a 6.9% compound annual growth rate for the next five years.  We believe Anacomp’s IT outsourcing solutions (Information Management and Multi-Vendor Services) meet the needs of the following customer requirements within the IT Services market:

Outsourcing Alternatives — Businesses are increasingly looking to outsource non-core activities.   It is estimated that approximately 60% of businesses regularly use outsourcers.  Information management has been identified as a potential candidate for outsourcing.  Most companies can implement information management solutions faster, more effectively and less expensively by utilizing third parties.  Maintenance Service has also become an accepted outsourcing strategy for Original Equipment Manufacturers (OEM).  Many manufacturers are looking to shed non-core support activities surrounding their products and focus instead on development and sale of their products.

Immediate Access to Information — To react quickly and effectively to changing business conditions, companies need ready access to information on their business and customers. They also need to provide their customers with immediate access to their account information via the Web in order to compete effectively in the financial marketplace.

Application Focused Support — Businesses are no longer content with generic document management products or services; rather, they demand solutions that are tailored to the specific tasks their personnel and customers perform, including the ability to have vital business information readily available during customer interactions.  To meet this need, document management companies must focus on developing expertise on particular business processes in selected industries.

Independent Service and Support — Equipment and systems manufacturers are reassessing their organizations, business structure and the specific tasks their personnel and distributors perform in order to refocus on core activities around research and development and channel enhancement.  Independent service organizations can provide critical services for customer installations, warranty support, call center and depot repair of equipment.  To meet this IT Services need, multi-vendor service companies must focus on developing expertise in business processes, supporting technologies and deploying appropriately trained personnel to maintain a large array of OEM equipment.

Government Regulation — Current events have also begun to drive the adoption of new information management systems.  In the wake of numerous government investigations, financial failures and corporate misconduct, financial institutions and public companies are being driven by new regulations (e.g. Sarbanes-Oxley Act) to record and retain all activity related to their ongoing business. In addition, modifications to and stricter enforcement of existing rules (e.g. SEC Rule 17a-4) that govern how financial documents (including e-mails and Instant Messages) must be stored, and recently issued HIPAA regulations, which affect the record-keeping requirements of all health insurance providers, are pushing faster adoption of document management technologies that provide the required retention, access and control of regulated content.  The “government regulation” factor has only recently begun to impact the document management market, but could have a substantial effect in the long-term.

Products and Services

Anacomp provides information management archival and retrieval services based upon the document accessibility, security and archival requirements of our customers’ businesses. Utilizing our extensive infrastructure, a growing number of our customers transmit their documents to our information management service centers via our secure, high-speed, data network. We offer four primary information outsourcing services:  (1) we host customer documents on a server and provide secure, high-speed indexed access to them via standard Web browsers, (2) we convert and index customer documents to industry standard formats and return them electronically or package them on Compact Disc-Recordable (CD-R) or Digital Video Disc (DVD) media with a viewer and navigational tools, (3) we index these documents and capture them on microfiche or microfilm—a very stable, economical, long-term storage alternative, and (4) we prepare, scan and index source documents (paper and film) and return the resulting electronic versions in customer specified format.

Anacomp’s maintenance support services are offered in North America and Europe primarily through a dedicated, experienced organization of approximately 425 service and support professionals.  We extend this service to approximately 50 countries through our worldwide network of affiliated, certified service technicians.  We support more than 125 hardware manufacturers, resellers and distributors.

During fiscal year 2004, we focused on enhancing the capabilities of our information management offerings and our MVS services that we felt were important to strengthen Anacomp’s leadership position in the information management and related support services marketplace.  Significant features and software capabilities such as report mining and scanning software integration were added into our docHarbor solution, while an expansion to our call center/depot repair capabilities was completed to provide enhanced support and capacity for our OEM partners.  The net effect of these expanded features was to introduce additional offerings to the market and to nurture the synergies between our customers’ business needs and Anacomp’s set of IT solutions.

docHarbor®.  Anacomp’s docHarbor solution (also referred to as docHarbor Web Presentment services) is one of two principal growth areas for us and provides what we believe is an industry-leading capability for storing, delivering and accessing documents using the Internet.  This outsource service provides worldwide access to critical information for authorized users.  Customer print data streams, e-mails and scanned source documents are securely transmitted to an Anacomp docHarbor Data Center, where the information is indexed and converted to a format suitable for viewing through industry-standard Web browsers.  Critical customer information can be stored concurrently at dual sites, facilitating disaster recovery planning.  Records for all aspects of the customer storage process are maintained for the storage life of the document, providing an auditable record of all document activity.  We believe that financial market institutions, with highly regulated document retention and control requirements, will be among the primary users of this service.  The docHarbor solution is sold via Anacomp’s direct sales force and authorized resellers.

docHarbor revenues increased by 32% in fiscal year 2004, growing from $18.8 million in fiscal year 2003 to $24.8 million in fiscal year 2004.  docHarbor revenues in fiscal year 2004 represent 13% of total Company revenues for the year.  We expect continued growth in our docHarbor solution revenue stream in fiscal year 2005 based upon a number of factors, including increased customer awareness and recognition; increased acceptance of outsourcing non-core business processes; and tighter regulations around financial reporting and record keeping.  docHarbor revenues are currently generated primarily in North America.  We continue to expand these services to customers throughout the U.K. and Italy.

Competition is growing in the Internet-based document management services market.  In the U.S., several smaller companies are offering somewhat similar services on a regional basis.  Some nationwide competitors have also emerged and are focused on vertical market sectors or specific, more narrowly focused applications such as check presentment, enrollment or e-mail support.  In particular, there is intense competition in the area of on-line document viewing.  Nevertheless, the major competition for Anacomp’s docHarbor solution in North America is in-house solutions (i.e., software licenses sold to corporations for running a Web service on internal computer equipment).  Providers of technology for competitive in-house solutions include Mobius Management Systems, IBM, FileNET, Documentum, and Computer Associates.  Some of these in-house software solutions providers, recognizing the merits and potential revenues of a services-based solution, have initiated competing service offerings, by partnering with existing document services providers.  The current economic conditions and widely reported limitations on capital spending by companies worldwide favor outsourcing as a more economical means of acquiring Internet-based document management solutions.  In the U.K. and Italy, Anacomp competes both with global providers such as IBM and individual document management outsource service providers within each country.

Multi-Vendor Services.  Multi-Vendor Services (MVS) is the second principal growth area for us.  By providing installation and maintenance for products made by other OEMs, we are able to leverage our considerable field services and support expertise and infrastructure by expanding beyond the range of our own products.  We offer Multi-Vendor Services using two approaches.  First, we contract with an OEM to provide maintenance services, including on-site maintenance services, as well as support services such as call center/help desk support, logistics support and depot repair for the OEM and their end users.  For example, we offer purchasers of Brocade fabric switches warranty and post-warranty support for their Storage Area Networks (SAN) infrastructure devices including installation, on-site repair and maintenance. As a second approach, Anacomp serves as an alternative to maintenance services provided by the OEM or its distributors.  For example, we offer users of Xerox high-speed laser printers a high-quality, economical alternative to the service offered by Xerox Corporation itself.  There is a large installed base of Xerox printers worldwide and, in most cases, Xerox has been the major source of field maintenance services for these critical printing systems.

The first approach appeals to manufacturers that have geographically limited maintenance capabilities or no capabilities of their own, or whose own service operations are more costly to operate than ours.  We service many different makes and types of storage products, various routers and switches, high speed printing devices, tape subsystems and many other systems under these arrangements.  The second approach appeals to end-users of devices that are looking for maintenance and support service alternatives to the more costly OEM offering.

We plan to grow our MVS business by adding additional OEM partners and Value Added Resellers (VARs), and possibly through acquisitions.  Revenues in fiscal year 2004 from MVS were $37.5 million, representing 68% of total maintenance services revenues (MVS and Micrographic Maintenance Services) and 20% of total Company revenues for the year.  Annual MVS revenues increased $3.5 million or 10% in fiscal year 2004 after increasing $7.1 million or 26% in fiscal year 2003 and $4.7 million or 21% in fiscal year 2002.  MVS revenues continued to exceed Micrographic Maintenance Services revenues, which were $17.3 million in fiscal year 2004.

We compete with a number of other providers in the MVS business such as IBM, Xerox Corporation, Unisys Corporation and Eastman Kodak Company (“Kodak”).

Micrographic Maintenance Services.  Anacomp maintains virtually the entire installed base of Anacomp-manufactured COM systems in use today, as well as COM systems manufactured by other suppliers.  We also provide maintenance support for other micrographic equipment, such as retrieval devices, microfilm scanners, cameras and duplicators.  Revenues from micrographic maintenance services were $17.3 million or 9% of total Company revenues in fiscal year 2004.

CD Services.  Anacomp offers outsource services for storing, delivering and accessing documents using the CD-R medium.  This outsource service provides customers with an easy-to-use, high-capacity, portable, standardized solution for the electronic distribution, access and storage of invoices, reports, statements, policies, trade confirmations and other important documents.  Since entering the emerging field of CD-based document management in 1995, Anacomp has become one of the world’s largest outsource service providers.  Overall, fiscal year 2004 CD Services revenues were $22.8 million and represented 12% of total Company revenues.

Our CD Services revenues declined by $5.5 million or 19% in fiscal year 2004 after a $11.3 million decrease in fiscal year 2003.  Prior to fiscal year 2002, CD Services had been a consistently strong revenue contributor, but industry adoption of Web technologies and product commoditization continue to impact revenue.  We expect the decline in CD revenues in fiscal year 2004 to continue into fiscal year 2005 and beyond as CD services are becoming increasingly commodity-driven and prices continue to erode.  We believe we can mitigate these effects through increasing product sales by linking CD usage with our growing Web services segment, and by introducing improved services, which include electronic delivery as well as CD and DVD delivery.  Primary competition in this market is from large document services providers such as Lason and EPSIIA (a Fiserv company), from hundreds of local and regional CD services providers, and from in-house on-line viewing systems.  These revenues are reported as CD/Digital in our financial statements.

Micrographic Services.  Anacomp is the world leader in Micrographic (COM) Services.  With time-tested technological and operational expertise in COM, we image nearly two billion original pages to microfiche each month for thousands of customers worldwide.  Overall, fiscal year 2004 Micrographic Services revenues were $56 million and represented 30% of total Company revenues.

Compared with prior fiscal years, this line of business continued to decline in fiscal year 2004 largely as the result of a decreased demand for the COM storage and retrieval medium.  Overall, the Micrographic Services revenues declined $14.8 million in fiscal year 2004, or 21%, reflecting the trend in the mature micrographics market segment. The decline in revenues in fiscal year 2003 from fiscal year 2002 was $21.8 million and represented a 24% decrease.  We continue to manage the gross margin impact of the declining micrographics market on our Micrographic Services business and continue to implement cost containment strategies that are focused on retaining our business and relationships with our customers, while providing an effective and efficient production and delivery infrastructure.

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

Imaging and Print Systems.  Anacomp has the largest installed base of COM systems in the world.  Our flagship XFP2000® imaging platform remains the premier system in the marketplace, using precise laser-optics and advanced film processing techniques to produce high-quality, original and duplicate images of reports and other documents on microfiche or 16mm roll film.  The XFP2000 is the most widely used COM imaging system in the world.  We also use the XFP2000 for our own Micrographic Services operations.  While we no longer manufacture the XFP2000, we continue to offer “as new” XFP2000 imaging systems for sale, as well as refurbished laser printers. Revenues from imaging systems and related equipment (which is included in Equipment/Supplies revenue) in fiscal year 2004 were approximately $1.6 million or 1% of total Company revenues in fiscal year 2004.  For fiscal year 2004 and beyond, we expect COM imaging systems sales to continue to decline.

Imaging and Print Supplies.  Complementing Anacomp’s imaging and print systems product offerings, we sell and distribute an extensive assortment of supplies to help customers with their imaging needs.  These supplies are sold through a telesales group and various distributors worldwide.

Primary products in our supplies business include silver halide original COM film (used to produce master images) and non-silver duplicating microfilm (used to produce copies of master images).  The majority of silver halide original COM film for use of Anacomp’s XFP2000 systems is sold in a proprietary package and is currently available only from Anacomp.  We obtain our proprietary silver halide products through an exclusive multi-year supply agreement with Kodak.  The supplies business also distributes non-proprietary duplicating film to our installed base of imaging systems users.  We obtain our duplicate film products through a supply agreement with InteliCoat Technologies.  We believe the users of our imaging systems purchase the majority of their original, duplicate film and related chemicals from us.  Revenues from supplies sales in fiscal year 2004 were $26 million or 14% of total Company revenues and were reported as part of Equipment/Supplies revenues in our financial statements.  One customer, Nissho Electronics (USA), comprised 11% of total Equipment/Supplies revenue for fiscal year 2004.

We have no significant competitors in our proprietary XFP2000 original COM film business.  In the original and duplicate COM film market for older imaging systems, we compete with Agfa-Gevaert AG (“Agfa”) and Kodak.

Scanning Services. During fiscal year 2004 we started to offer source document scanning services to complement our docHarbor Web Presentment services and CD Services. To date, scanning services have been bundled into the delivery service (docHarbor or CD Services). We perform scanning services, including document preparation, scanning and indexing in our information management solutions service centers, or through third-party scanning providers, or in combination depending on the document volumes and customer requirements. In fiscal year 2004, we reported scanning revenues within the revenues of the delivery mechanism, generally docHarbor or CD Services. We expect that our scanning services will grow in fiscal year 2005 based on recent contract awards and a strong sales pipeline.

We have significant competitors in the scanning services marketplace, ranging from nationwide competitors like Ikon, Lason and SourceCorp to smaller regional competitors.  Competition in this marketplace is largely based on price, and some of our competitors utilize offshore resources to minimize labor costs.  We believe that we can compete effectively in the marketplace based on our knowledge of the high volume film-based imaging users, our existing infrastructure and by bundling the scanning services with other services like docHarbor.

Engineering, Research and Development

Anacomp’s ability to meet customer needs for improved technology, and to maintain our leadership in the document management and related services industry, depends on our ability to incorporate evolving technologies into products and services to meet our customers’ needs.  Our engineering and development expenses totaled $6.0 million in fiscal year 2004 and $6.4 million in fiscal year 2003.

We own patents and licenses covering various aspects of our business lines and production processes, as well as proprietary trade secret information relating to our products and services.  While we believe that the protection provided by these patents, licenses and proprietary information is important, we also feel that the knowledge and experience of our employees, along with their abilities to develop and market our services and products and to provide value added benefits to our customers, is equally significant.

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

Raw Materials and Suppliers

Polyester is the principal raw material used in the manufacture of both original and duplicate microfilm products.  As a petroleum-based raw material, polyester costs could be volatile in fiscal year 2005.  Indications are that film suppliers intend to resist implementing further such price increases over the next year due to potential impact on the marketplace.

InteliCoat Technologies and Anacomp entered into a four-year agreement in October 2001, in which InteliCoat agreed to supply Anacomp with Diazo and Vesicular duplicate microfilms.  At this time InteliCoat is the exclusive provider of duplicate microfilm to Anacomp.  There is only one other international manufacturer of Diazo duplicate microfilm.

Anacomp’s XFP2000 system utilizes a proprietary, patented original film canister that is supplied exclusively by Kodak.  We also purchase from Kodak substantially all of our requirements for original microfilm for earlier-generation systems once manufactured by us as well as other older systems.

Industry Segments and Foreign Operations

Anacomp’s business is focused in the document management industry.  In prior years, our business results were reported in two primary business lines, Document Solutions and Technical Services.  We now manage our business through one operating unit.  We believe this approach creates operating efficiencies in our sales and support organizations, and that it will promote business decisions that are more synergistic across product lines.  Financial information concerning our operations in different geographical areas, sales by geographic region and revenues from external customers is included in Note 17 of the Notes to the Consolidated Financial Statements.

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

Employees

As of October 31, 2004, we employed 1,109 people at multiple facilities and offices in North America and Europe.  Some of our employees in certain European countries are represented by worker’s councils. We consider our employee relations to be good.

Executive Officers

The current executive officers of the Company, their ages (as of November 12, 2004) and their positions with the Company are listed in the following table:

NAME	AGE	PRINCIPAL OCCUPATION
Jeffrey R. Cramer	51	Chief Executive Officer
William R. Pesch	53	President and Chief Operating Officer
Linster W. Fox	55	Executive Vice President and Chief Financial Officer
Richard V. Keele	55	Executive Vice President, Global Marketing
Frank Roche	58	Executive Vice President and General Manager International
Paul J. Najar	42	Executive Vice President-Administration, General Counsel and Secretary
Thomas P. Cunningham	44	Senior Vice President and General Manager Information Management
Arthur J. DiScipio	52	Senior Vice President of North American Operations
James P. Hunt	45	Senior Vice President of Materials and Repair

The business experience of each executive officer for the past five years is described below.  Each executive officer holds office until his successor is chosen and qualified or until his earlier death, resignation or removal.

Jeffrey R. Cramer was elected the Chief Executive Officer after serving as President and Chief Executive Officer since October 2002.  Prior to that, he was our Senior Vice President-Technical Services since August 13, 1997.  Mr. Cramer joined Anacomp in July 1996 with Anacomp’s acquisition of COM Products, Inc., referred to as CPI, and served as Senior Vice President-Business Development from February to August 1997.  Mr. Cramer had served as President of CPI since March 1987.

William R. Pesch was elected President and Chief Operating Officer effective as of November 15, 2004.  Prior to joining Anacomp, Mr. Pesch served as the founder and president of WRP Associates, Inc., an interim executive leadership business for private equity firms, since 2002. From 1999 to 2001, Mr. Pesch was President of Francotyp-Postalia, Inc., a German company with a U.S. division providing electronic office and mailroom equipment.  Prior to that, Mr. Pesch held senior management positions in such firms as A.B. Dick Company, Siemens Building Technologies and Bell & Howell.

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

Frank Roche was elected Executive Vice President — International on July 22, 2002. Mr. Roche joined Anacomp in November 1997 serving as Technical Services Director for the UK and then was promoted to Technical Services Director for the International Region. Prior to joining Anacomp, Mr. Roche was Managing Director and CEO for the Fortay Group Holdings in the UK from 1991 to 1997.

Paul J. Najar was elected Executive Vice President — Administration, General Counsel and Secretary on April 25, 2002 after serving as Vice President- Administration, General Counsel and Secretary since November 15, 2000.  Mr. Najar had served as Associate General Counsel and Assistant Secretary since joining Anacomp in October 1996. Prior to joining Anacomp, Mr. Najar was an attorney for the University of California, Irvine from May 1992 to October 1996.

Thomas P. Cunningham was promoted to Senior Vice President and General Manager of Information Management in June 2004 after serving as Senior Vice President of Professional Services since December of 2000.  He joined the Company as part of the First Image acquisition in April of 1998 as Vice President of Technical Support.  Mr. Cunningham has also held field-based management positions at both First Image and Zytron.

Arthur J. DiScipio was elected the Senior Vice President of North American MVS Operations in September 2004 after serving as Senior Vice President of both Field Services and Document Management Operations since October 2002.  Mr. DiScipio formerly held the position of Senior Vice President of the Eastern U.S. Operations and prior to that, Vice President of the U.S. and Canadian Technical Services Organization.  Art joined Anacomp in 1997 and prior to joining Anacomp; Mr. DiScipio held key corporate and field management positions during his 16-year career with Digital Equipment Corporation.

James P. Hunt was elected to Senior Vice President of Materials and Repair on July 22, 2002 after serving as Vice President of Resource and Materials Management since January 25, 2001.  Mr. Hunt joined Anacomp in 1981, previously serving as Vice President of Materials, as well as in a variety of management roles within the materials/manufacturing arena.

ITEM 2.  PROPERTIES

Anacomp’s headquarters are in San Diego, California.  This leased facility houses our management, marketing, finance, accounting, legal and information technology groups.  An additional leased facility located in Vista, California houses the equipment/supplies, Multi-Vendor Services, COM Professional Services groups, and our call center and a depot repair facility. We also lease office space for sales and service centers in a variety of locations around the world including 7 megacenters in the United States.  The following table indicates the square footage of our facilities:

	Operating Facilities	Other Facilities	Total
United States:
Leased	460,603	42,336	502,939

International:
Leased	118,089	16,609	134,698
Total	578,692	58,945	637,637

“Other Facilities” consists of currently unused space, portions of which have been subleased to others. Management considers its facilities adequate for its present needs and does not believe that it would experience any difficulty in replacing any of its present facilities if any of its current agreements were terminated.

ITEM 3. LEGAL PROCEEDINGS

Anacomp and its subsidiaries are potential or named defendants in several lawsuits and claims arising in the ordinary course of business. While the outcome of claims, lawsuits or other proceedings brought against the Company cannot be predicted with certainty, management expects that any liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended September 30, 2004, no matters were submitted to a vote of Anacomp’s security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Anacomp’s Class A and Class B Common Stock are traded on the OTC Bulletin Board.  Class B Common Stock is not actively traded and is quoted only on a limited basis, and, as a result there is no established public trading market with respect to Class B Common Stock.  The Class A Common Stock is traded under the symbol “ANCPA.”  The following table sets forth the range of high and low closing prices for our Class A Common Stock for the periods indicated, as reported by the OTC Bulletin Board (these quotations reflect inter-dealer prices, without retail mark up, mark down, or commissions, and may not necessarily represent actual transactions):

	Fiscal Year 2004		Fiscal Year 2003
	High	Low	High	Low
First quarter	$23.50	$19.70	$24.50	$18.12
Second quarter	26.00	19.75	20.25	15.75
Third quarter	21.50	18.10	17.25	15.75
Fourth quarter	21.05	18.30	23.00	15.00

Management currently intends to retain any future earnings for use in the operation and development of the business and, therefore, does not expect to declare or pay any cash dividends on Anacomp capital stock.  In addition, Anacomp’s borrowing agreements prohibit the payment of cash dividends on capital stock.  As of December 3, 2004, there were approximately 53 holders of record of Class A Common Stock and approximately 175 holders of record of Class B Common Stock.  The price of the Class A Common Stock was $18.35 as of December 2, 2004.

Issuer Purchases of Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2004 - July 31, 2004	—	$—	—	$—
August 1, 2004 - August 31, 2004	354,450	$18.75	354,450	$8,350,807
September 1, 2004 - September 30, 2004	—	$—	—	$—
Total	354,450	$18.75	354,450	$8,350,807

(1)                       Repurchased pursuant to the Company’s repurchase program, effective as of August 5, 2004, under which Anacomp’s Board of Directors authorized the repurchase of up to an aggregate of $15.0 million of its Class A Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The Company, prior to the bankruptcy reorganization, is referred to in this Annual Report on Form 10-K as the “Predecessor Company” and the Company, after the bankruptcy reorganization, is referred to in this Annual Report on Form 10-K as the “Reorganized Company.”  The following Selected Financial Data of the Company should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 of this Annual Report on Form 10-K, and with the consolidated financial statements and the related notes thereto included elsewhere herein:

	Reorganized Company			Predecessor Company
	Year ended	Year ended	Nine months ended	Three months ended	Year ended	Year ended
	9/30/04	9/30/03	9/30/02	12/31/01	9/30/01	9/30/00
	(In thousands, except per share data)
Revenues	$184,429	$204,023	$173,807	$68,024	$306,348	$383,197
Operating income (loss) from continuing operations	(7,133)	2,084	3,219	2,333	(1,621)	(67,648)
Reorganization items(a)	—	—	—	13,328	—	—
Gain on extinguishment of debt(b)	—	—	—	265,329	—	—
Income (loss) from continuing operations before income taxes	(8,190)	1,071	799	277,810	(44,274)	(108,248)
Gain on sale of discontinued operations(c)	—	7,995	—	—	—	—
Net income (loss)	(9,941)	7,306	(2,312)	277,360	(47,491)	(111,434)
Basic and diluted net income (loss) per share(d)	$(2.48)	$1.81	$(0.57)
Cash dividends declared	—	—	—	—	—	—

	Reorganized Company			Predecessor Company
	As of	As of	As of	As of	As of
	9/30/04	9/30/03	9/30/02	9/30/01	9/30/00
	(In thousands)
Current assets	$41,692	$57,471	$72,453	$81,315	$85,442
Current liabilities(e)	39,980	39,634	78,952	475,603	458,673
Total assets	144,473	164,941	185,949	207,818	238,289
Stockholders’ equity (deficit)	84,203	101,143	93,144	(277,927)	(230,926)

(a)                       Reorganization items represent expense and adjustments resulting from our reorganization and consist of professional fees incurred subsequent to our Chapter 11 filing totaling $1 million, fair value adjustments made to assets and liabilities totaling $16.9 million and other asset write-offs and settlements totaling $2.6 million (primarily related to our extinguished debt) in Fresh Start Reporting.

(b)                      Gain on extinguishment of debt resulted from our bankruptcy proceedings and emergence from Chapter 11 proceedings on December 31, 2001.

(c)                       We realized a gain of $8 million on the sale of our Switzerland subsidiaries effective as of October 1, 2003.

(d)                      Basic and diluted net income or loss per share for periods prior to the nine months ended September 30, 2002 have not been presented as they are not comparable to subsequent periods due to the implementation of Fresh Start Reporting (see Note 3).

(e)                       We did not make required interest payments on our senior subordinated notes on October 1, 2001 and April 1, 2001.  Accordingly, the Notes balance outstanding, $310.9 million and $311.3 million at September 30, 2001 and 2002, respectively, have been classified as a current liability.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

                Anacomp is a global provider of information outsourcing services, maintenance support, and imaging and print solutions.

                The majority of our business relates to managing customer documents, supporting the devices these documents are captured, printed or stored on, and providing supplies and service for the same. We attempt to service our existing and future customers by “bundling” an expanded list of services (e.g. Web viewing, CD Services, printing, scanning and long-term storage).

                We are also one of the world’s leading independent, vendor neutral providers of Multi-Vendor Services (MVS), where we act as a third party maintainer, providing support such as on-site maintenance, call center/help desk service and/or depot repair services, as well as laser printer maintenance and associated hardware. We offer expert installation, maintenance and repair services for a broad array of third party equipment, such as mass storage devices and high-speed output systems. In addition, we provide systems and related supplies and services to much of the installed base of COM imaging systems worldwide through a combination of direct sales, telemarketing and distributors. Anacomp was once the primary manufacturer for most of the base of this installed COM equipment and today we provide “as new” systems to our customers in North America, Japan and Europe. We also refurbish high-speed laser printers and provide maintenance support for a number of these devices, as well as selling associated supplies.

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

Critical Accounting Policies and Estimates

                Our discussion and analysis of financial condition and our results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are as follows:

•                  revenue recognition;

•                  estimating valuation allowances and accrued liabilities, including the allowance for doubtful accounts, inventory valuation, restructuring expenses and assessments of the probability of the outcomes of our current litigation and environmental matters;

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

Allowance for doubtful accounts, inventory valuations, restructuring charges, litigation and environmental matters. We must make estimates of the uncollectability of our accounts receivable.  When evaluating the adequacy of the allowance for doubtful accounts, we specifically analyze accounts receivable as well as historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Our accounts receivable balance was $26.6 million, net of allowance for doubtful accounts of $1 million, as of September 30, 2004.

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than management projects, we may need to write down additional inventory.

We estimate the charges for our excess facilities related to restructuring by estimating the timing of exiting certain facilities and then estimating the future lease and operating costs to be paid until the lease is terminated and the amount of any sublease income.  To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site.  Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives.  Our assumptions for the operating costs until termination or the offsetting sublease revenues may turn out to be incorrect, and our actual costs may be materially different from our estimates, which could result in the need to record additional costs or to reverse previously recorded liabilities.

We estimate ranges of liability related to pending litigation based on claims for which we can determine the probability of loss and estimate the amount and range of loss. When an estimate of loss is deemed probable we record our best estimate of the expected loss or the minimum estimated liability related to those claims, where there is an estimable range of loss. Because of the uncertainties related to both the outcomes and ranges of loss on currently pending litigation, we had not accrued for any litigation losses as of September 30, 2004. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates as necessary. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Xidex Corporation, a company that we acquired in 1988, was designated by the United States Environmental Protection Agency (‘‘EPA’’) as a potentially responsible party for investigatory and cleanup costs incurred by state and federal authorities involving locations included on a list of EPA’s priority sites for investigation and remedial action under the federal Comprehensive Environmental Response, Compensation, and Liability Act. At September 30, 2004, we had an estimated EPA liability for cleanup costs for the aforementioned locations and other sites totaling $0.4 million.  Based upon updated environmental analysis and historical sampling data, we recorded a $0.6 million reduction to our EPA liability in fiscal year 2004.  Remedial action required by the EPA may exceed our current estimates and reserves and we may incur additional expenses related to environmental clean-up.

Defined benefit retirement plans.  The plan obligations and related assets of defined benefit retirement plans maintained in the United Kingdom and Germany are presented in Note 12 of the Notes to Consolidated Financial Statements.  Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases, mortality rates and the estimated future return on plan assets.  In determining the discount rate, we utilize the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments.  Salary increase assumptions are based upon historical experience and anticipated future management actions.  Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.  At September 30, 2004, the ranges of weighted-average actuarial assumptions of our international plans were: discount rate 5.25% to 5.75%; long-term rate of return on plan assets 5.0% to 7.5%; and assumed salary increases of 2.5% to 2.75%.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax asset as of September 30, 2004 was $0.5 million, net of a valuation allowance of approximately $42.7 million, due to uncertainties related to our ability to utilize our net deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we could materially impact our financial position and results of operations.

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

When we determine that the carrying value of intangibles, long-lived assets and reorganization value in excess of identifiable net assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and reorganization value in excess of identifiable assets amounted to $102.8 million as of September 30, 2004.

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

Results of Operations

The following results of operations information includes our historical information prior to December 31, 2001, the effective date we emerged from bankruptcy and is identified as results of operations of Predecessor Company.  The results of operations for the fiscal year ended September 30, 2004, the fiscal year ended September 30, 2003 and for the nine months ended September 30, 2002 represent results for the Reorganized Company after adopting Fresh Start Reporting.  Due to our reorganization and the implementation of Fresh Start Reporting, the financial information for the Reorganized Company is not comparable to the Predecessor Company.  In addition, in the fourth quarter of fiscal year 2002 we committed to a plan to sell our Switzerland operations and in the third quarter of fiscal year 2002 we sold two smaller operating units.  The operating results for these units have been classified as income from discontinued operations for the nine-month period ended September 30, 2002.  For the Predecessor Company, prior periods presented these units as not being material to our consolidated results and were therefore not reported as discontinued operations.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Fiscal Year Ended September 30,
	2004 (Reorganized Company)	2003 (Reorganized Company)	2002 (Pro Forma Basis)
	(in thousands, unaudited)
Revenues:
Services	$151,829	$166,594	$195,837
Equipment and supply sales	32,600	37,429	45,994
	184,429	204,023	241,831
Cost of revenues:
Services	102,269	113,789	131,729
Equipment and supply sales	22,069	25,353	32,868
	124,338	139,142	164,597

Gross profit	60,091	64,881	77,234
Costs and expenses:
Engineering, research and development	6,014	6,397	6,985
Selling, general and administrative	50,834	51,720	59,265
Reversal of environmental liability	(626)	—	—
Amortization of intangible assets	1,983	1,983	4,383
Restructuring charges (credits)Asset impairment charges	9,019	2,697	1,049

Operating income (loss) from continuing operations	(7,133)	2,084	5,552

Other income (expense):
Interest income	216	257	508
Interest expense and fee amortization	(591)	(1,789)	(6,183)
Gain on extinguishments of debt	—	—	265,329
Other	(682)	519	75
	(1,057)	(1,013)	259,729
Income (loss) from continuing operations before reorganization items and income taxes	(8,190)	1,071	265,281
Reorganization items	—	—	13,328
Income (loss) from continuing operations before income taxes	(8,190)	1,071	278,609
Provision for income taxes	1,751	1,760	4,474
Income (loss) from continuing operations	(9,941)	(689)	274,135
Income from discontinued operations, net of taxes	—	—	913
Gain on sale of discontinued operations, net of taxes	—	7,995	—
Net income (loss)	$(9,941)	$7,306	$275,048

We reported a net loss of $9.9 million for the fiscal year ended September 30, 2004.  The net loss included $9 million in restructuring charges.  Net income for the fiscal year ended September 30, 2003 was $7.3 million, due primarily to the $8 million gain from the sale of our Switzerland subsidiaries.  Net income for the fiscal year ended September 30, 2002 was $275 million, due primarily to the cancellation of our senior subordinated notes payable and the implementation of Fresh Start reporting subsequent to our 2001 bankruptcy.

Cash flows provided by operations were $7.9 million for the twelve months ended September 30, 2004.  At September 30, 2004, we had a positive working capital of $1.7 million, and stockholders’ equity of $84.2 million.

During the fiscal year ended September 30, 2004, our COM related revenues (including COM/Other Output Services, COM Professional Services, Equipment/Supplies and CD/Digital) continued to decline in line with historical rates. We substantially completed our plan to consolidate our COM related operations in order to maintain our operating profit margins resulting in restructuring charges totaling $9 million.

Fiscal Year Ended September 30, 2004 vs. Fiscal Year Ended September 30, 2003

General.  We reported net loss of $9.9 million in fiscal year 2004 versus net income of $7.3 million for fiscal year 2003.  The net loss for fiscal year 2004 included $9.0 million in net restructuring charges compared to restructuring charges of $2.7 million in the comparable prior year period.  The prior fiscal year period’s net income included an $8 million gain on the sale of our Swiss subsidiaries.  Both MVS and Web Presentment revenues grew substantially over the prior year revenues.  COM-based revenues continued to decline in the fiscal year ended September 30, 2004, in line with historical trends.  Due to the general weakening of the U.S. dollar, our total net revenues for fiscal year 2004 were favorably impacted by foreign exchange rates as compared with fiscal year 2003 exchange rates.  The impact of the foreign exchange benefit in the current period was approximately 4% of total net revenues as compared with last year.

Revenues.  Our revenues totaled $184.4 million in fiscal year 2004, a decrease of 10%, or $19.6 million, from $204 million in fiscal year 2003.

We define our product lines as follows:

MVS — Multi-Vendor Services where Anacomp acts as a third party maintainer, provides support services such as on-site maintenance, call center/help desk or depot repair, laser printer maintenance and associated hardware sales.

docHarbor Web Presentment— Transmitted ingestion or scanning, storage, delivery and internet browser-based access to documents. Also includes license sales and maintenance for the docHarbor software that is our Web platform in the US.

CD/Digital — CD based document management services, scanning to CD and digital software sales.

COM/ Other Output Services — Our Computer Output Microfilm and laser printer document management services.

COM Professional Services — Our maintenance services for Computer Output Microfilm and other micrographic products.

Equipment/Supplies — Computer Output Microfilm original and duplicate film, chemistry and hardware sales.

Product Line	FY 2004	FY 2003	Change	Percentage change
MVS	$37,532	$34,124	$3,408	10%
docHarbor Web Presentment	24,767	18,789	5,978	32%
CD/Digital	22,830	28,300	(5,470)	(19%)
COM/Other Output Services	56,005	70,807	(14,802)	(21%)
COM Professional Services	17,314	20,834	(3,520)	(17%)
Equipment/Supplies	25,981	31,169	(5,188)	(17%)
Total	$184,429	$204,023	$(19,594)	(10%)

MVS revenues increased $3.4 million, or 10%, over the prior fiscal year.  This increase reflects the addition of new OEM agreements and the resulting growth in our Multi-Vendor Services offerings.  We have experienced several years of continuous growth in MVS revenues, and we expect continued growth in this area as we expand our service offerings to include call center/help desk and depot repair capabilities.  The relative makeup of total professional services revenues (consisting of MVS and COM professional services) continues to shift from COM to MVS.  In the fiscal year ended September 30, 2004, MVS represented 68% of total professional services, compared to 62% in the prior fiscal year.

docHarbor Web Presentment revenues increased $6 million, or 32%, over the prior fiscal year period.  This increase reflects the addition of new customers and additional revenue from established customers as they have increased the number of their applications utilizing our Web services.  A large Web Presentment customer (representing 21% of docHarbor Web Presentment revenue in fiscal year 2004) did not renew its Web Presentment services agreement, which expired in September 2004.  Although we lost this customer, we expect continued revenue growth on an annual basis in this product line resulting from increased customer awareness and recognition, increased acceptance of outsourcing non-core business processes and tighter regulations around financial reporting and record keeping.  Over the long term, we believe that pricing for this product may become more competitive.

CD/Digital revenue declined $5.5 million, or 19%, from the prior fiscal year’s revenue.  The decline was due primarily to the availability of alternative Web-based or in-house solutions.

COM/Other Output Services revenue declined $14.8 million, or 21%, from the prior fiscal year.  This decline reflects the decreased volumes processed in our data centers and continues the trend experienced in prior fiscal years.  This decline also was and continues to be due primarily to the availability of alternative technologies.  We expect that COM revenues will continue to decline in future fiscal years.

COM Professional Services revenues declined $3.5 million, or 17%, from the prior fiscal year.  This decline reflects the continued decrease in the number of COM units in operation.  We expect that the number of COM units in use worldwide will continue to decline as organizations choose to outsource the functions to service centers, such as those operated by us, or elect to utilize other options such as CD or on-line solutions.

Equipment and supplies revenue declined $5.2 million, or 17%, over the prior fiscal year.  This decrease was largely the result of the decline in demand for and use of COM systems.

Gross Margins.  Our gross margins, based on gross profits of $60.1 million for the fiscal year ended September 30, 2004 and $64.9 million for the fiscal year ended September 30, 2003, were 33% and 32% of total revenues, respectively.  The increased fiscal year 2004 gross margin percentage resulted from the benefits obtained from the fiscal year 2003 restructuring actions.

Engineering, Research and Development.  Engineering, research and development expenditures decreased $0.4 million, or 6%, from the fiscal year ended September 30, 2003, and remained consistent at 3% of total revenues in both periods.  This decrease in spending was mainly the result of restructuring-related actions taken in the third and fourth quarters of fiscal year 2003.  These expenses will not necessarily have a direct or immediate correlation to revenues.  We continue to build and support our outsource service solutions base and corresponding internet and digital technologies.  Most of these expenditures were in support of the docHarbor Web Presentment and CD/Digital services and, to a lesser extent, COM products.

Selling, General and Administrative.  SG&A expenses decreased from $51.7 million for the fiscal year ended September 30, 2003 to $50.8 million for the fiscal year ended September 30, 2004.  SG&A expenses for the fiscal year ended September 30, 2004 included a $3.2 million increase in international expenses over the comparable prior fiscal year period.  This increase in part reflects the weakening of the US dollar against the Euro and British Pound of approximately 12% when comparing the average rates in fiscal year 2004 to the prior fiscal year average rates.

Reversal of Environmental Liability.  Based upon updated environmental analysis and continued favorable site contamination test results, we recorded a reduction to our EPA liability of $0.5 million in the three months ended December 31, 2003.  We also recorded a reduction of $0.1 million in the quarter ended June 30, 2004 based on the favorable results of historical sampling data.

Amortization of Intangible Assets. Amortization of intangible assets remained at $2 million for the fiscal years ended September 30, 2003 and September 30, 2004.  The expense in each period reflects amortization of identifiable intangible assets valued as part of Fresh Start Reporting.

Restructuring Charges.  We continue to experience revenue declines in Computer Output to Microfiche (COM)/Other Output Services, CD/Digital, COM Professional Services, and Equipment/Supplies product lines.  Due to this ongoing trend, we initiated significant changes in fiscal year 2004 to align our cost structure and infrastructure through the consolidation and downsizing of facilities and adjustments to our worldwide workforce.

•                  We recorded restructuring charges of $9.1 million for the fiscal year 2004 plan.

•                  Adjustments to our workforce affected approximately 246 employees resulted in severance charges of $3.6 million in fiscal year 2004. All affected employees were notified and left the Company.

•                  The remaining accrued but unpaid liability of $1.1 million, as of September 30, 2004, is expected to be paid by March 2005.

•                  Facility closure costs for the closure of 30 facilities totaled $5.6 million, including future lease payments, abandoned leasehold improvements and operating equipment, and incremental travel and relocation costs incurred as a result of our consolidation efforts.

•                  $2.3 million of facility closure costs remained unpaid, and we expect that payments (non-cancelable facility lease payments) will continue through September 2006.

•                  We also included non-cash charges of $1.3 million in the year to reflect the write-off of leasehold improvements ($0.5 million) and excess and obsolete equipment from closed data centers.

•                  We estimate that as a result of these data center closures and work force reductions, we will achieve annual operating expense savings of approximately $10 million in fiscal year 2005.

In the third and fourth quarters of fiscal year 2003, we recorded restructuring charges totaling $2.9 million.  Adjustments to our workforce in those periods (affecting approximately 178 employees) totaled $2.5 million, and all affected employees were notified and departed the Company.  The remaining accrued but unpaid liability of $20,000 is expected to be paid by December 31, 2004.  Also included in the $2.9 million restructuring charge was $0.4 million of facility closure costs, including incremental travel and relocation costs incurred as a result of our consolidation efforts.  In the second quarter of fiscal year 2004, we were able to negotiate an early termination of one of our leased facilities included in the 2003 restructuring charges and in the third quarter of fiscal year 2004 we were able to negotiate a favorable resolution to an international employee termination.  These favorable events resulted in reduced obligations, and we recorded a favorable adjustment of $0.1 million in fiscal year 2004.

Interest Expense and Fee Amortization.  Interest expense decreased to $0.6 million for the fiscal year ended September 30, 2004 from $1.8 million for the fiscal year ended September 30, 2003.  This decrease reflects the lower balance outstanding on the senior secured revolving credit facility in the current year.

Other.  Other expense in fiscal year 2004 includes $0.4 million of unamortized revolver costs related to the Fleet credit facility entered into in November 2003.  This was expensed when the Fleet agreement was cancelled and replaced with the new Foothill agreement effective July 30, 2004.  Both periods also include currency exchange gains and losses.

Provision for Income Taxes. The provision for income taxes of $1.8 million and $1.8 million for the fiscal years ended September 30, 2004 and 2003, respectively, related primarily to earnings of foreign subsidiaries.  Certain European subsidiaries generate taxable income and resultant income tax expense.  Other legal entities generate operating losses on which no income tax benefit is recorded due to the uncertainty of future profits against which these benefits could be used.  These events create an unbalanced situation where income tax expense is a disproportionate percentage of operating income or loss.

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

We define our product lines as follows:

MVS — Multi-Vendor Services where Anacomp acts as a third party maintainer, provides support services such as on-site maintenance, call center/help desk or depot repair, laser printer maintenance and associated hardware sales.

docHarbor Web Presentment— Transmitted ingestion or scanning, storage, delivery and internet browser-based access to documents. Also includes license sales and maintenance for the docHarbor software that is our Web platform in the US.

CD/Digital — CD based document management services, scanning to CD, and digital software sales.

COM/ Other Output Services — Our Computer Output Microfilm and laser printer document management services.

COM Professional Services — Our maintenance services for Computer Output Microfilm and other micrographic products.

Equipment/Supplies — Computer Output Microfilm original and duplicate film, chemistry and hardware sales.

Product Line	FY 2003	FY 2002	Change	Percentage change
MVS	$34,124	$27,069	$7,055	26%
docHarbor Web Presentment	18,789	15,716	3,073	20%
CD/Digital	28,300	39,639	(11,339)	(29%)
COM/Other Output Services	70,807	92,615	(21,808)	(24%)
COM Professional Services	20,834	25,402	(4,568)	(18%)
Equipment/Supplies	31,169	41,390	(10,221)	(25%)
Total	$204,023	$241,831	$(37,808)	(16%)

The $7.1 million, or 26%, increase in MVS revenues over prior year revenue reflected the increase in new OEM agreements and the resulting continued growth in our Multi-Vendor Services offerings.  We have experienced several years of continuous growth in MVS revenues, and we expect continued growth in this area as we expand our service offerings to include call center/help desk and depot repair capabilities.  The relative makeup of total professional services revenues continues to migrate from COM to MVS.   In fiscal year 2003, MVS revenues represented 62% of total professional services revenue (MVS plus COM professional services), compared to 52% in the prior fiscal year.

docHarbor Web Presentment revenues increased $3.1 million, or 20% over the prior fiscal year’s revenue.  This reflected the addition of new customers and additional revenue from established customers as they increased the number of their applications utilizing our Web services.

CD/Digital revenue declined $11.3 million, or 29%, from the prior fiscal year’s revenue.  This decrease was primarily the result of the sale of our Switzerland and other operations in 2002.  CD/Digital revenue from the Switzerland operations included in the twelve months ended September 30, 2002 totaled $6.1 million.  The remaining decline was due primarily to the availability of alternative web-based or in-house solutions that had become more affordable and practical.

COM/Other Output Services revenue declined $21.8 million, or 24%, from the prior fiscal year’s revenue.  This decline reflected the decreased volumes processed in our data centers and continued the trend experienced in prior fiscal years.

COM Professional Services revenues declined $4.6 million, or 18%, from the prior fiscal year’s revenue.  This decline reflected the continued decrease in the number of COM units in operation worldwide.

Equipment and supplies revenue declined $10.2 million, or 25%, over the prior fiscal year’s revenue.  This decrease was largely the result of the decline in demand for and use of COM units.

Due to the general weakening of the U.S. dollar during fiscal year 2003, our total net revenues were favorably impacted by foreign exchange as compared with fiscal year 2002.  The impact of the foreign exchange benefit in fiscal year 2003 as compared with fiscal year 2002 approximated 4% on total net revenues for fiscal year 2003.

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

Engineering, Research and Development.  Engineering, research and development expenditures decreased $0.6 million, or 8%, from the prior fiscal year’s expenditures.  These costs represented 3% of total revenues in both fiscal years 2003 and 2002.  Most of these expenditures were in support of the docHarbor Web Presentment and CD/Digital services and, to a lesser extent, COM products.

Selling, General and Administrative.  SG&A expenses decreased from $59.3 million for the fiscal year ended September 30, 2002 to $51.7 million for the fiscal year ended September 30, 2003.  The $7.6 million, or 13%, decrease resulted in part from the sale of our Switzerland operations, which had $1.3 million of related expenses included in the prior period.  The majority of the decrease in fiscal year 2003 was due to benefits realized from our recent restructuring activities and cost savings initiatives.

Amortization of Intangible Assets. Amortization of intangible assets decreased 55%, from $4.4 million for the fiscal year ended September 30, 2002, to $2 million for the fiscal year ended September 30, 2003.  The prior fiscal year period amortization expense included amortization of goodwill, during the first quarter of fiscal year 2002, related to prior year acquisitions.  All goodwill assets from the Predecessor Company were eliminated in conjunction with Fresh Start Reporting.  Amortization expense after December 31, 2001 reflected the amortization of identifiable intangible assets valued as part of Fresh Start Reporting.

Restructuring Charges.  In the third and fourth quarters of fiscal year 2003, we recorded restructuring charges totaling $2.9 million related to data center consolidation and reorganization of parts of our corporate, marketing, sales, and international operating organizations.  The charges consisted primarily of employee severance and termination-related costs totaling $2.5 million for approximately 178 employees, all of whom were notified and have left the Company. Also included in the $2.9 million charge was $0.4 million of facility closure costs, including incremental travel and relocation costs incurred as a result of our consolidation efforts.

The $2.9 million fiscal year 2003 restructuring charge was partially offset by $0.2 million in credits to restructuring charges recorded in fiscal years 2000 and 2002, resulting primarily from favorable lease transactions.

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

In the first quarter of fiscal year 2002, we reversed $1 million of business restructuring reserves primarily related to favorable circumstances related to the shutdown of our Japanese subsidiary.  The closure costs to vacate our facility in Japan, costs to fulfill our contract obligations and severance and related professional costs up to that time were less than anticipated at the time the accrual was recorded.

Interest Expense and Fee Amortization.  Interest expense decreased to $1.8 million for the fiscal year ended September 30, 2003 from $6.2 million for the fiscal year ended September 30, 2002.  The expense from both periods was related primarily to interest on the revolving credit facility.  The decrease in interest expense reflected our lower credit facility liability balance in fiscal year 2003 due to the repayment of $24.1 million in such fiscal year.

Provision for Income Taxes.  Tax expense totaled $1.8 million in fiscal year 2003 and related primarily to earnings of our foreign subsidiaries.  Tax expense in fiscal year 2002, totaling $4.5 million, consisted of $1.7 million related to earnings of foreign subsidiaries and $2.8 million related to domestic operations.  The significant fiscal year 2002 provision compared to income before income taxes, resulted from taxes related to foreign operations and to cancellation of life insurance policies for which cash surrender value increases had not been tax effected in prior fiscal years.

Discontinued Operations.  During the fourth quarter of fiscal year 2002, we adopted a plan to divest our Switzerland businesses and on October 18, 2002 we completed the sale.  The Switzerland operations were not material to our consolidated results prior to December 31, 2001.  As a result, the statements of operations for the fiscal year ended September 30, 2001 and for the three months ended December 31, 2001 do not segregate the Switzerland operations as discontinued.

Liquidity and Capital Resources

Our legacy business (COM) has declined in recent years and is forecasted to continue to decline as new technologies become available and are accepted in the marketplace.  Our ability to generate sufficient cash to fund operations is dependent on successful and simultaneous management of the decline in COM as well as the expansion of alternative service offerings.  Other factors, such as an uncertain economy, levels of competition in the document management industry, and technological uncertainties will impact our ability to generate cash and maintain liquidity.  We believe the actions taken over the past three years, including new and enhanced product and service offerings, company downsizing, cost control measures and the debt restructuring from our bankruptcy will allow us to maintain sufficient cash flows from operations to meet our operating, capital and debt requirements in the normal course of business for at least the next twelve months.

In fiscal year 2004, we generated cash from operations of $7.9 million, compared to $14.4 million in fiscal year 2003.  Net cash from operations in fiscal year 2004 primarily reflected our operating loss offset by non-cash charges for depreciation, amortization, restructuring and a decrease in accounts receivable.  Fiscal year 2004 cash payments of $6.1 million, related to fiscal year 2003 and 2004 restructuring costs were the primary reason for the decline compared to fiscal year 2003.

Net cash used in investing activities was $4.1 million in the current fiscal year, compared to cash provided by investing activities of $11.1 million in the comparable prior fiscal year period.  Investments included purchase of operating equipment.  In the prior fiscal year we received $14.6 million in cash proceeds from the sale of our Switzerland operations and subsidiaries.

Net cash used in financing activities was $13.4 million during the current twelve-month period, compared to $24.1 million used in financing activities in the prior year period  In the fourth quarter of fiscal year 2004, we used $6.6 million to buy back in the open market an aggregate of 354,450 shares of our outstanding Class A Common Stock.  In addition, cash payments totaling $5.9 million and $24.1 million were used to pay down the revolving credit facility in fiscal years 2004 and 2003, respectively.

At September 30, 2004, there were no outstanding revolving credit borrowings compared to $5.9 million payable at September 30, 2003.  The outstanding standby letters of credit were $5 million at September 30, 2004.  During the twelve month period ended September 30, 2004, we paid $13.2 million to reduce the principal outstanding.

Effective July 30, 2004, we signed a 5-year, $50.0 million senior secured credit facility agreement with Wells Fargo Foothill, Inc.  The credit facility is comprised of a $25.0 million revolver and a $25.0 million acquisition facility.  The credit facility will provide for working capital requirements and will fund acquisitions and stock buybacks.  Subject to certain conditions, up to $15.0 million of our shares can be repurchased under the credit facility.

The credit facility bears interest at a base rate equal to the higher of (a) the annual rate of interest announced from time to time by Wells Fargo Bank, National Association (Wells Fargo) as its prime rate plus the base rate margin of between 0.5 to 1.0 percentage points based upon defined levels of EBITDA. The borrowing base equals 85% of eligible accounts, which include U.S. and Canadian accounts receivable plus the lesser of $12.5 million or defined percentages of our recurring revenues.

The credit facility is secured by virtually all Anacomp assets and 65% of the capital stock of our foreign subsidiaries. The credit facility contains covenants relating to limitations on the following:

•       additional debt;

•       permitted acquisitions; and

•       liens and dividends.

The credit facility also is subject to minimum EBITDA and leverage ratio covenants, minimum recurring document imaging revenue and limits on annual capital expenditures.  Except as noted, the banks must approve any buyback or open market purchases of our common stock.

The borrowing base for the credit facility was $20.1 million as of September 30, 2004, with borrowing base availability of $15.1 million.

During the past year, our significant paydown of the outstanding balance on our revolving credit facility was achieved primarily through payments of cash generated through operations and from proceeds received on the fiscal year 2003 sale of our Switzerland subsidiaries.  Working capital was a positive $1.7 million at September 30, 2004.

Our cash balance totaled $7.9 million at September 30, 2004 compared to $18.4 million at September 30, 2003. Approximately 82% of the September 30, 2004 cash balance is located at our foreign subsidiaries compared to approximately 65% at September 30, 2003.

The Anacomp Board of Directors has authorized the Company to repurchase up to $15.0 million of the Company’s Class A common stock in open market and private transactions, subject to the Company’s assessment of market conditions and buying opportunities.  The repurchase program became effective August 5, 2004 and terminates December 31, 2005.  At September 30, 2004, under the current board authorization and after giving effect to repurchases made by the Company during the fourth quarter of fiscal year 2004, the Company had $8.4 million remaining available for future repurchases of Class A Common Stock.

Subsequent Events

The Company owed $3.1 million on its senior secured revolving credit facility at December 14, 2004.  The proceeds of this borrowing were utilized for general corporate purposes.  See Note 4 for further discussion regarding the nature and terms of the Company’s bank revolving credit facility.

Also subsequent to September 30, 2004, the Company was awarded a multi-million dollar purchase order from EDS to support the U.S. Department of Homeland Security, Bureau of Citizenship and Immigration Services (USCIS).

The American Jobs Creation Act of 2004, which was signed into law on October 22, 2004 provides for a one-year tax benefit for U.S. corporations who repatriate earnings from their controlled foreign subsidiaries.  This benefit is contingent upon meeting certain restrictions, including surpassing a five year average of dividend payment history.  Based on the Company’s current circumstances, including the existence of previously taxed income, ability of the foreign subsidiary to declare dividends, and cash availability, the Company will likely not be able to benefit from the reduced tax rate on dividends.  We will provide source document scanning and indexing, imaging management and services in support of digitization.

Off-balance Sheet Arrangements

We provide indemnification of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products and services.  We evaluate estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”).  We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss when evaluating our indemnification obligations.  To date, aside from a patent infringement case settled in fiscal year 2001, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in our financial statements.

In the normal course of business, we occasionally enter into arrangements with customers, suppliers or other parties that may result in material obligations or commitments from a cash flow standpoint.  The following table shows our material contractual obligations and commercial commitments at September 30, 2004:

		Payment Due By Period:
Contractual Obligations	Total	1 year	2-3 years	4-5 years	6+ years
	(in thousands)
Standby letters of credit(1)	$5,040	$—	$5,040	$—	$—
Non-cancelable leases	41,042	8,442	13,945	10,657	7,998
Royalty payments(2)	600	600	—	—	—
Total	$46,682	$9,042	$18,985	$10,657	$7,998

(1)           As of December 9, 2004, the balance of standby letters of credit outstanding was $4,615.

(2)           This item is included with other accrued liabilities in our September 30, 2004 balance sheet.

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

Our Common Stock is thinly traded and an active and visible trading market for our Common Stock appears unlikely to develop.  Management is currently assessing whether to remain a public reporting company or voluntarily deregister its securities from the reporting requirements of the SEC, which would likely lead to a decrease in the market price of your Common Stock and would diminish even further the trading activity in the Common Stock.

Our Common Stock is currently traded on a limited basis on the OTC Bulletin Board under the symbol “ANCPA.”  The quotation of our Common Stock on the OTC Bulletin Board does not assure that a meaningful, consistent and liquid trading market exists, that such quotations will continue in the future, or that a more active market for our Common Stock will develop.  Because of the limited trading market for our Common Stock and the costs associated with remaining a public reporting company, our senior management is currently assessing whether to remain a public reporting company or voluntarily deregister the Company’s securities from the reporting requirements of the SEC.  If management determines it is in the best interests of the Company to deregister the Company’s securities, among other factors:

•                  The market price of our Common Stock will likely decrease at least in the near term;

•                  The Company will no longer be subject to the reporting and disclosure requirements of the SEC and The Sarbanes-Oxley Act;

•                  Investors may have difficulty buying and selling, or obtaining market quotations for, the Common Stock; and

•                  Market visibility for our Common Stock and financial and other information relating to the Company may be limited.

We may not be able to timely comply with the requirements of The Sarbanes-Oxley Act relating to our and our independent registered public accounting firm’s assessment of the effectiveness of our internal controls over financial reporting, which can adversely affect our results of operations and financial condition.

The SEC, as directed by Section 404 of The Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. This requirement will first apply to our annual report on Form 10-K for the fiscal year ending September 30, 2005.

We are evaluating our internal control systems in order to allow our management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404.  We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.  We are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404.  As a result, we have incurred additional expenses and a diversion of our management’s time and expect this to continue into fiscal year 2005 when the reports are required to be filed in conjunction with our annual report on Form 10-K for such period.

We have devoted considerable resources to the documentation, testing and evaluation of our internal controls and there can be no assurance that we will be able to implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion.  Because of the time and expense required to internally evaluate our internal controls, our independent registered public accounting firm may have limited time before their attestation is required, which may prevent them from being able to adequately test and subsequently certify our internal controls, particularly if weaknesses are discovered which we will have to remediate and then have retested prior to their certification.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  Inferior investor controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

The development of alternate technologies in the document management industry is decreasing the need for our micrographics services and products.

The document management industry is rapidly changing. The trend of technological advances and attendant price declines in digital systems and products is expected to continue. As a result, in certain instances, potential micrographics customers have deferred, and may continue to defer, investments in micrographics systems (including our XFP2000 COM system) and the utilization of micrographics service centers while evaluating the abilities of other technologies. In addition, the continuing development of local area computer networks and similar systems based on digital technologies has resulted and will continue to result in many of our customers changing their use of micrographics from document storage, distribution and access to primarily archival use. We believe that this is at least part of the reason for the declines in recent years in both sales and prices of our duplicate film, readers and reader/printers. Our service centers also are producing fewer duplicate microfiche per original for customers, reflecting the shift towards using micrographics primarily for long term archival storage. Revenues for our micrographics services and products, including COM service revenues, COM system revenues, maintenance service revenues and micrographics supplies revenues, have been adversely affected for each of the past five fiscal years and will likely in the future be substantially adversely affected by, among other things, the increasing use of digital technology. COM revenues from services, system and supplies sales declined 19% in fiscal year 2004 from fiscal year 2003 revenues.  Overall, COM revenues represented 54% of our revenues for fiscal year 2004 and 60% for fiscal year 2003, 66% for fiscal year 2002, 71% for 2001, 77% for 2000, 83% for 1999, and 91% for 1998.  Additionally, the rapidly changing document management industry has resulted in price competition in certain of our businesses, particularly COM services. We have been and we expect to continue to be impacted adversely by the decline in the demand for COM services, the declining market for COM systems and the attendant reduction in supplies revenues. We expect that our revenues for maintenance of COM systems will continue to decline as a result of decreasing use and fewer sales of COM systems. Additionally, the growth of alternate technologies has created consolidation in the micrographics segment of the document management industry. To the extent consolidation in the micrographics segment has the effect of causing major providers of micrographics services and products to cease providing such services and products, the negative trends in the segment, such as competition from alternate technologies described above, may accelerate. If we do not adapt to the rapid changes in the document management industry, our business will suffer and your investment will be adversely affected.

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

The laws concerning the privacy of consumer data have changed and companies are being held more accountable for any loss, theft or misuse of such information.  Although our data centers, and the carriers that we use to ship data, have taken many security measures, it is possible that customer data could be stolen, lost or misused. Additionally, we use electronic transmission lines and computer systems, which could be hacked into by third parties.  Any failure by Anacomp or its carriers to protect data could cause us to be liable to our customers for significant losses and could significantly harm our reputation in the marketplace.

The development of alternative technologies in the document management industry is decreasing the need for our CD Services.

The document management industry is continuing to change.  The technological advances and price declines in digital systems and products are expected to continue.  As a result, some of our CD services customers are choosing in-house digital solutions and products or other service providers instead of our CD service offerings. We believe that this is part of the reason for the recent declines in our CD service revenues.  Revenues from our CD services declined 6% in fiscal year 2002 and 20% in fiscal year 2003 and 19% in fiscal year 2004 compared to the prior year.  Revenues for CD services have been adversely affected for the last three years and will likely in the future be substantially adversely affected by, among other things, the increasing use of other digital technologies.  Additionally, the rapidly changing document management industry has resulted in price competition in the CD service business.  We expect that our revenues for CD services will continue to decline because of the availability of other technologies.  If we do not adapt to the rapid changes in the document management industry, our business will suffer and your investment will be adversely affected.

Restructuring of our operations could result in a loss of customers and impact operating results.

We have implemented a plan to reduce costs in order to remain competitive within our industry.  This cost reduction plan involves, among other things, significant headcount reductions, the exit of certain non-strategic facility locations, and the transfer of customer work to new data centers.  If we fail to successfully implement our cost restructuring plan, including the transfer and retention of customers to other data centers, the timely sublease or buyout of vacant facilities, and fail to achieve our other long-term cost reduction goals, we may not reduce costs quickly enough to remain competitive within our industry, may lose valuable institutional knowledge, bear the risk of additional costs and expenses and incur a loss of customers, a diminishment in our operational functions, which could result in negative consequences to our customer service and operating results.

If we are unable to decrease our costs to match the decline in our revenues, we may not be able to achieve or sustain profitability.

The decline in the demand for COM services, systems and maintenance and the attendant reduction in supplies revenues have adversely affected our business. Over the past several years, COM revenues from services, system and supplies sales have been steadily decreasing as a percentage of our revenues and declined 19% in 2004 from fiscal year 2003 revenues and 23% in 2003 from fiscal year 2002 revenues.  We expect that our revenues for maintenance of COM systems will continue to decline as a result of decreasing use and fewer sales of COM systems. We have taken steps such as facilities consolidation and personnel reductions to reduce our cost structure and offset the decrease in COM revenues. We intend to take additional measures as necessary to continue to reduce our cost structure. If these measures are unsuccessful, we will not realize profits from our COM business and your investment may be adversely affected.

A significant portion of our docHarbor Web Presentment product line revenues is derived from a limited number of customers.  This trend will continue until we can diversify our customer base to reduce our reliance on these largest customers.

Revenues from our docHarbor Web Presentment product line have grown by 20% or more each year for the last four years.  In general these limited number of customers have increased their usage of docHarbor Web Presentment services.  In September of fiscal year 2004, a customer representing 21% of fiscal year 2004 docHarbor Web Presentment revenue did not renew its Web Presentment services agreement.  This loss will cause the rate of growth of docHarbor Web Presentment revenues to decrease significantly from historical trends and could cause a decline in revenues from this product line.

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

Revenues from operations outside the United States accounted for 35% of our total revenue for the fiscal year ended September 30, 2004 and 31% of our total revenue in fiscal year 2003.  Our success continues to depend upon our international operations, and we expect that a significant portion of our total future revenues will be generated from international sales. Our international business involves a number of risks, including:

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

On October 19, 2001 we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and a prepackaged plan of reorganization. The Bankruptcy Court confirmed the plan of reorganization on December 10, 2001 and we emerged from our bankruptcy proceedings effective December 31, 2001. However, our completion of bankruptcy proceedings does not assure our continued success. For example, the bankruptcy proceedings described above are our second bankruptcy: we previously filed a plan of reorganization in January 1996 and emerged from those proceedings in June 1996. If our financial performance does not exceed our recent historical results, the price of our Common Stock could decline and your investment could be materially adversely affected.  Our current credit facility includes covenant restrictions concerning a leverage ratio, minimum EBITDA, liquidity, and capital expenditures.

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

We are highly dependent on the principal members of our management team and the technical expertise of our personnel. The success of our business is based on our technical expertise and proven ability to provide fast, expert, on-site service and support around the clock.  Approximately 410 Anacomp service professionals provide this service in North America and Europe, the loss of whose services might adversely impact the achievement of our business objectives. Moreover, our business operations will require additional expertise in specific industries and areas applicable to products identified and developed through our technologies. These activities will require the addition of new personnel, including management and technical personnel as well as the development of additional expertise by existing employees. Competition for experienced technicians may limit our ability to attract or retain such technicians. If we are unable to attract such personnel or to develop this expertise, we may not be able to sustain or expand our operations in a timely manner or at all.

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

Supplies and system sales represented approximately 14% of our total revenue, for fiscal year 2004. The primary products in the supplies business are silver halide original COM film and non-silver duplicating microfilm. We obtain all of our silver halide products through an exclusive multi-year supply agreement with a single provider and our duplicate film products from one other provider. Any disruption in the supply relationship between Anacomp and such suppliers could result in delays or reductions in product shipment or increases in product costs that adversely affect our operating results in any given period. In the event of any such disruption, we cannot assure you that we could develop alternative sources of raw materials and supplies at acceptable prices and within reasonable times. Additionally, as the demand for COM services declines, the demand for COM supplies falls as well. If the decline in COM supplies is greater than planned, our profitability and liquidity would decline as well.

Our net deferred tax asset may have no future value should we experience an Ownership Change as defined by the Internal Revenue Code.

We maintain a deferred tax asset for tax goodwill in excess of book reorganization asset, certain temporary differences, net operating losses and other tax basis carryforwards.  We have also established a valuation allowance in order to fully offset this net deferred tax asset.  We have been advised that in the event of an Ownership Change (as defined by Section 382 of the Internal Revenue Code), our net deferred tax asset may have limited or no value and be unavailable for us to utilize for our benefit in future periods.

Most of our government contracts are awarded through a regulated competitive bidding process.  The inability to complete existing government contracts or win new government contracts over an extended period could cause a decrease in our future revenues.

Most of our government contracts are awarded through a regulated competitive bidding process.  Some government contracts are awarded to multiple competitors, which increases overall competition and pricing pressure and may require us to make sustained post-award efforts to realize revenues under these government contracts.  In addition, government clients can generally terminate or modify their contracts at their convenience.  Moreover, even if we are qualified to work on a new government contract, we might not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. The inability to complete existing government contracts or win new government contracts over an extended period could decrease our future revenues.

If our partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation and profit reduction or loss on the project.

We perform projects jointly with outside partners in order to enter into subcontracts and other contractual arrangements so that we can jointly bid and perform on a particular project.  Success on these joint projects depends in large part on whether our partners fulfill their contractual obligations satisfactorily. If any of our partners fails to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to make additional investments and provide additional services in order to make up for our partner’s shortfall. If we are unable to adequately address our partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation, and reduced profit or loss on the project.

Our future success will likely depend, in part, on the success of our existing collaborative relationships. Collaborative arrangements involve risks that the participating parties may disagree on business decisions and strategies resulting in potential delays, additional costs, and risks of litigation. Our inability to successfully maintain existing collaborative relationships or enter into new collaborative arrangements could have a material adverse effect on our future revenue.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Revenues generated outside the United States, as a percentage of total revenues, were 35% in fiscal year 2004 and 31% in fiscal year 2003.  Fluctuations in foreign exchange rates could impact operating results through translation of the Company’s subsidiaries’ financial statements.  Recent global economic events have caused exchange rates in general to rise over the past several months, making foreign currencies more valuable in terms of the U.S. dollar.  For example, the year-to-date average exchange rate for the Euro has appreciated over 12% against the U.S. dollar during the fiscal year ended September 30, 2004.  Exchange rate changes of this magnitude can have a material impact on our financial statement results, particularly with regard to the accumulated other comprehensive income or loss account in the equity section of the balance sheet.

The Company’s bank revolving credit facility is affected by the general level of U.S. interest rates.  The Company had no borrowings under its bank line of credit on September 30, 2004.

Foreign Exchange Options

On October 15, 2002, we entered into a Swiss Franc (CHF) forward contract to protect the value of the expected cash receipts from the sale of our Switzerland operations. The contract protected Anacomp against an exchange rate above 1.5425.  This contract expired in April 2004.

The Other Expense category of our Condensed Consolidated Statement of Operations includes the recognition of $37,000 of exchange loss from currency fluctuations related to the Swiss receivable in fiscal year 2004.  In fiscal year 2003 we recognized $25,000 of exchange loss from currency fluctuations related to the Swiss receivable, forward contracts and sale costs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary financial information appear on pages A-1 to A-31 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.

There was no change in our internal control over financial reporting identified in management’s evaluation during the fourth quarter of fiscal year 2004 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the Definitive Proxy Statement under the headings “Election of Directors.” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” from its Definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the 2005 Annual Meeting of Shareholders to be held on or about February 24, 2005.  Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.”

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information contained in the Definitive Proxy Statement under the heading “Ratification of Appointment of Independent Auditors.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  1.                   The following financial statements and other information appear at the end of this Annual

Report on Form 10-K and are filed as a part hereof:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.

Consolidated Balance Sheets - September 30, 2004 and 2003.

Consolidated Statements of Operations - Years Ended September 30, 2004, 2003 and 2002.

Consolidated Statements of Stockholders’ Equity (Deficit) - Years Ended September 30, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows - Years Ended September 30, 2004, 2003 and 2002.

Notes to the Consolidated Financial Statements.

2.                   Financial Statement Schedules are not filed with this Annual Report on Form 10-K because the Schedules are either inapplicable or the required information is presented in the financial statements listed immediately above or in the notes thereto.

3.                   See below for a description of the documents that are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing that included the document.  Documents being filed herewith are noted with an asterisk (*):

Exhibit No.	Exhibit Description
2.	Plan of Reorganization dated August 29, 2001.(1)

3.1	Amended and Restated Articles of Incorporation of the Company as of December 31, 2001.(2)

3.2	Amended and Restated Bylaws of the Company as of January 13, 2004.(18)

4.1	Shareholders Rights Plan.(4)

4.2	Amendments to the Shareholders Rights Plan.(5)

4.3	Warrant Agreement by and between the Company and Mellon Investor Services LLC dated December 31, 2002.(2)

4.4	Amendment No. 1 to Rights Agreement dated August 6, 2004.(20)

10.1	Retirement / Part-Time Employment Agreement dated October 27, 1999, between the Company and William C. Ater.(6)(8)

10.2	Employment Agreement, effective August 21, 2000, between the Company and Jeffrey R. Cramer.(7)(8)

10.3	Revolving Credit Agreement, dated as of June 15, 1998, among Anacomp, Inc., the various lending institutions named therein and BankBoston, N.A. as agent.(9)

10.4	Forbearance and Standstill Agreement, dated as of November 15, 2000, among Anacomp, Inc., the various banks named therein, and Fleet National Bank as agent for the banks.(6)

10.5	Amendment to the Forbearance and Standstill Agreement, dated as of December 15, 2000, between Anacomp, Inc. and Fleet National Bank.(6)

10.6	Amended and Restated Master Supply Agreement, dated October 8, 1993, by and among the Company, SKC America, Inc. and SKC Limited.(10)

10.7	First Cumulative Amendment to the Amended and Restated Master Supply Agreement, dated May 17, 1996, by and among the Company, SKC America, Inc. and SKC Limited.(11)

10.8	Second Amended and Restated Master Supply Agreement, dated as of July 1, 1997, by and among the Company, SKC America, Inc. and SKC Limited.(12)

10.9

Second Amendment to Amended and Restated Revolving Credit Agreement and Restructure of Obligations dated as of December 19, 2002, by and among the Company, the various banks named therein, and Fleet National Bank as agent for the banks.(5)

10.10	Lease Agreement by and between the Company and Kilroy Realty, LP., a Delaware limited partnership dated June 14, 2002.(13)

10.11	Consulting Agreement by and between the Company and Steven G. Singer dated May 7, 2002.(13)

10.12	Employment Agreement and Amended Employment Agreement between the Company and Edward P. Smoot dated November 12, 2002 and April 28, 2003, respectively.(16)

10.13	Second Amended and Restated Revolving Credit Agreement, dated as of November 21, 2003, by and among, Anacomp, Inc., Fleet National Bank and Union Bank of California.(14)

10.14	First Amendment to Second Amended and Restated Revolving Credit Agreement, dated as of March 26, 2004, by and among, Anacomp, Inc., Fleet National Bank and Union Bank of California.(19)

10.15	Employment Agreement, effective as of November 15, 2004, by and between Anacomp, Inc. and William R. Pesch.(8)(21)

10.16	Incentive Stock Option Agreement for William R. Pesch.(8)(21)

10.17	Master Procurement Agreement, effective as of August 1, 1996, by and between Anacomp, Inc. and Electronic Data Systems Corporation.(22)

10.18	Loan and Security Agreement, dated as of July 30, 2004, by and between Anacomp, Inc. and Wells Fargo Foothill, Inc.(20)

10.19	Anacomp, Inc. 2004 Outside Director Compensation Plan, effective as of November 25, 2003.(8)(23)

16.	Letter by Arthur Anderson to the SEC dated May 28, 2002 regarding change in certifying accountant.(15)

21.1	Subsidiaries.(16)

23.1	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm.*

23.2

Solely due to the closure of Arthur Andersen LLP’s San Diego, California office, after reasonable efforts, the Registrant was unable to obtain the written consent of Arthur Andersen LLP to incorporate by reference its report dated November 21, 2001.

31.1	Rule 13a - 14(a)/15(d) - 14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a - 14(a)/15(d) - 14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

(1)                                        Incorporated by reference to an exhibit to the Company’s Form 8-K (File No. 1-08328) filed on September 20, 2001 and October 29, 2001.

(2)                                        Incorporated by reference to an exhibit to the Registration Statement on Form 8-A (File No. 1-08328) filed by the Company on January 9, 2002.

(3)                                        Incorporated by reference to an exhibit to the Company’s Form 10-Q/A (File No. 1-08328) for the quarterly period ended June 30, 2002.

(4)                                        Incorporated by reference to an exhibit to the Company’s Form 8-K (File No. 1-08328) filed on September 21, 2002.

(5)                                        Incorporated by reference to an exhibit to the Company’s Form 10-K (File No. 1-08328) for the fiscal year ended September 30, 2002.

(6)                                        Incorporated by reference to an exhibit to the Company’s Form 10-K (File No. 1-08328) for the fiscal year ended September 30, 2000.

(7)                                        Incorporated by reference to an exhibit to the Company’s Form 10-K (File No. 1-08328) for the fiscal year ended September 30, 2001.

(8)                                        Management contract or compensation plan.

(9)                                        Incorporated by reference to an exhibit to the Company’s Form 8-K (File No. 1-08328) filed with the SEC on June 24, 1998 (File No. 1-8328).

(10)                                  Incorporated by reference to an exhibit to the Company’s Form 10-K (File No. 1-08328) for the fiscal year ended September 30, 1993.

(11)                                  Incorporated by reference to the Company’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-9395) filed with the SEC on September 19, 1996.

(12)                                  Incorporated by reference to an exhibit to the Company’s Form 10-K (File No. 1-08328) for the fiscal year ended September 30, 1999.

(13)                                  Incorporated by reference to an exhibit to the Company’s Form 10-Q (File No. 1-08328) for the quarterly period ended June 30, 2002.

(14)                                  Incorporated by reference to an exhibit to the Company’s Form 8-K (File No. 1-08328) filed on November 25, 2003.

(15)                                  Incorporated by reference to an exhibit to the Company’s Form 8-K (File No. 1-08328) filed with the SEC on May 29, 2002.

(16)                                  Incorporated by reference to an exhibit to the Company’s Form 10-K for the fiscal year ended September 30, 2003.

(17)                                  Incorporated by reference to an exhibit to the Company’s Form 10-Q (File No. 1-08328) for the quarterly period ended December 31, 2003.

(18)                                  Incorporated by reference to an exhibit to the Company’s Form 10-Q (File No. 1-08328) for the quarterly period ended December 31, 2003.

(19)                                  Incorporated by reference to an exhibit to the Company’s Form 10-Q (File No. 1-08328) for the quarterly period ended March 31, 2004.

(20)                                  Incorporated by reference to an exhibit to the Company’s Form 10-Q (File No. 1-08328) for the quarterly period ended June 30, 2004.

(21)                                  Incorporated by reference to an exhibit to the Company’s Form 8-K (File No. 1-08328) filed on November 9, 2004.

(22)                                  Incorporated by reference to an exhibit to the Company’s Form 8-K (File No. 1-08328) filed on November 19, 2004.

(23)                                  Incorporated by reference to Exhibit D to the Company’s Proxy Statement filed on January 21, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANACOMP, INC.

By:	/s/ Jeffrey R. Cramer
Jeffrey R. Cramer
Chief Executive Officer

Dated: December 14, 2004

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 14, 2004	By:	/s/ Michael E. Tennenbaum
Michael E. Tennenbaum
Chairman of the Board

Dated: December 14, 2004	By:	/s/ Jeffrey R. Cramer
Jeffrey R. Cramer
Chief Executive Officer

Dated: December 14, 2004	By:	/s/ Gary J. Fernandes
Gary J. Fernandes, Director

Dated: December 14, 2004	By:	/s/ Mark Holdsworth
Mark Holdsworth, Director

Dated: December 14, 2004	By:	/s/ Fred G. Jager
Fred G. Jager, Director

Dated: December 14, 2004	By:	/s/ James McGovern
James McGovern, Director

Dated: December 14, 2004	By:	/s/ Linster W. Fox
Linster W. Fox
Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Annual Report on Form 10-K

Anacomp, Inc.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets — September 30, 2004 and 2003

Consolidated Statements of Operations — Year Ended September 30, 2004, Year Ended September 30, 2003, Nine Months Ended September 30, 2002, and Three Months Ended December 31, 2001

Consolidated Statements of Stockholders’ Equity (Deficit) — Year Ended September 30, 2004, Year Ended September 30, 2003, Nine Months Ended September 30, 2002, and Three Months Ended December 31, 2001

Consolidated Statements of Cash Flows — Year Ended September 30, 2004, Year Ended September 30, 2003, Nine Months Ended September 30, 2002, and Three Months Ended December 31, 2001

Notes to the Consolidated Financial Statements

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

To the Stockholders and the

Board of Directors of Anacomp, Inc.:

We have audited the accompanying consolidated balance sheets of Anacomp, Inc. and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the fiscal years ended September 30, 2004 and 2003 (Reorganized Company), the nine months ended September 30, 2002 (Reorganized Company) and the three months ended December 31, 2001 (Predecessor Company). These financial statements are the responsibility of Anacomp, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anacomp, Inc. and subsidiaries as of September 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for the fiscal years ended September 30, 2004 and 2003 (Reorganized Company), the nine months ended September 30, 2002 (Reorganized Company) and the three months ended December 31, 2001 (Predecessor Company), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 and 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets.

/s/ ERNST&YOUNG LLP

San Diego, California

November 18, 2004

CONSOLIDATED BALANCE SHEETS
Anacomp, Inc. and Subsidiaries

	Reorganized Company
	September 30, 2004	September 30, 2003
	(amounts in thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$7,937	$18,390
Receivable on sale of Swiss subsidiaries	—	1,262
Accounts receivable, net	26,602	29,847
Current portion of long term receivables, net	455	889
Inventories	3,308	3,174
Prepaid expenses and other	3,390	3,909
Total current assets	41,692	57,471

Property and equipment, net	15,098	18,398
Long term receivables, net of current portion	796	928
Reorganization value in excess of identifiable net assets	72,030	73,363
Intangible assets, net	6,846	8,829
Other assets	8,011	5,952
	$144,473	$164,941
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,864	$9,118
Accrued compensation, benefits and withholdings	12,285	12,407
Deferred revenue	8,808	7,784
Accrued income taxes	1,701	1,063
Other accrued liabilities	8,322	9,262
Total current liabilities	39,980	39,634

Long-term liabilities:
Senior secured revolving credit facility	—	5,917
Pension benefit obligation	16,584	13,296
Other long-term liabilities	3,706	4,951
Total long-term liabilities	20,290	24,164

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 40,787,711 shares authorized; 3,689,484 and 4,038,534 shares issued and outstanding at September 30, 2004 and 2003, respectively	37	40
Additional paid-in capital	90,802	97,000
Accumulated other comprehensive loss	(1,634)	(891)
Deferred compensation	(55)	—-
Accumulated earnings (deficit)	(4,947)	4,994
Total stockholders’ equity	84,203	101,143
	$144,473	$164,941

See the notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Anacomp, Inc. and Subsidiaries

	Reorganized Company(a)			Predecessor Company(a)
	Year ended September 30, 2004	Year ended September 30, 2003	Nine months ended September 30, 2002	Three months ended December 31, 2001
	(dollars and shares in thousands, except per share amounts)
Revenues:
Services	$151,829	$166,594	$140,739	$55,098
Equipment and supply sales	32,600	37,429	33,068	12,926
	184,429	204,023	173,807	68,024
Cost of revenues:
Services	102,269	113,789	95,099	36,630
Equipment and supply sales	22,069	25,353	22,994	9,874
	124,338	139,142	118,093	46,504
Gross profit	60,091	64,881	55,714	21,520
Costs and expenses:
Engineering, research and development	6,014	6,397	5,305	1,680
Selling, general and administrative	50,834	51,720	43,622	15,643
Reversal of environmental liability	(626)	—	—	—
Amortization of intangible assets, including goodwill	1,983	1,983	1,487	2,896
Restructuring charges (credits)	9,019	2,697	2,081	(1,032)
Operating income (loss) from continuing operations	(7,133)	2,084	3,219	2,333

Other income (expense):
Interest income	216	257	353	155
Interest expense and fee amortization	(591)	(1,789)	(3,069)	(3,114)
Gain on extinguishment of debt	—	—	—	265,329
Other	(682)	519	296	(221)
	(1,057)	(1,013)	(2,420)	262,149
Income (loss) from continuing operations before reorganization items and income taxes	(8,190)	1,071	799	264,482
Reorganization items	—	—	—	13,328
Income (loss) from continuing operations before income taxes	(8,190)	1,071	799	277,810
Provision for income taxes	1,751	1,760	4,024	450
(Loss) income from continuing operations	(9,941)	(689)	(3,225)	277,360
Gain on sale of discontinued operations, net of taxes	—	7,995	—	—
Income from discontinued operations, net of taxes	—	—	913	—
Net income (loss)	$(9,941)	$7,306	$(2,312)	$277,360

Basic and diluted per share data:
Basic and diluted net loss from continuing operations	$(2.48)	$(0.17)	$(0.80)
Gain on sale of discontinued operations	—	1.98	—
Basic and diluted net income from discontinued operations	—	—	0.23
Basic and diluted net income (loss)	$(2.48)	$1.81	$(0.57)
Shares used in computing basic and diluted net income (loss) per share	4,001	4,039	4,036

(a)  Reorganized Company data includes results of discontinued operations separately.  Discontinued operations data has not been included for the Predecessor Company as amounts are not material.

See the notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Anacomp, Inc. and Subsidiaries

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Accumulated Earnings/ (Deficit)	Total
	Common Stock
	Shares	Amount
	(in thousands, except share data)
SEPTEMBER 30, 2001 - PREDECESSOR COMPANY	14,566,198	$146	$111,324	$(4,912)	$—	$(384,485)	$(277,927)
Net income for three months	—	—	—	—	—	277,360	277,360
Translation adjustment for three months	—	—	—	639	—	—	639
Comprehensive income for three months							277,999
Reorganization items	(14,566,198)	(146)	(111,324)	4,273	—	107,125	(72)
New stock issuance	4,034,034	40	96,885	—	—	—	96,925
DECEMBER 31, 2001 - REORGANIZED COMPANY	4,034,034	40	96,885	—	—	—	96,925
Net loss for nine months	—	—	—	—	—	(2,312)	(2,312)
Translation adjustment for nine months	—	—	—	1,996	—	—	1,996
Additional minimum pension	—	—	—	(3,522)	—	—	(3,522)
Comprehensive loss for nine months							(3,838)
Common stock issued for director stock grants	2,000	—	57	—	—	—	57
SEPTEMBER 30, 2002 - REORGANIZED COMPANY	4,036,034	40	96,942	(1,526)	—	(2,312)	93,144
Net income	—	—	—	—	—	7,306	7,306
Translation adjustment	—	—	—	900	—	—	900
Additional minimum pension	—	—	—	(265)	—	—	(265)
Comprehensive income							7,941
Common stock issued for director stock grants	2,500	—	58	—	—	—	58
SEPTEMBER 30, 2003 - REORGANIZED COMPANY	4,038,534	40	97,000	(891)	—	4,994	101,143
Net loss	—	—	—	—	——	(9,941)	(9,941)
Translation adjustment	—	—	—	873	—	—	873
Additional minimum pension obligation	—	—	—	(1,616)	—	—	(1,616)
Comprehensive loss							(10,684)
Common stock issued for director stock grants	5,400	—	447	—	(447)	—	—
Amortization of deferred compensation	—	—	—	—	392	—	392
Repurchase of common stock	(354,450)	(3)	(6,645)	—	—	—	(6,648)
SEPTEMBER 30, 2004 - REORGANIZED COMPANY	3,689,484	$37	$90,802	$(1,634)	$(55)	$(4,947)	$84,203

See the notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Anacomp, Inc. and Subsidiaries

	Reorganized Company			Predecessor Company
	Year ended September 30, 2004	Year ended September 30, 2003	Nine months ended September 30, 2002	Three months ended December 31, 2001
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(9,941)	$7,306	$(2,312)	$277,360
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other income due to extinguishment of debt	—	—	—	(265,329)
Adjustment of assets and liabilities to fair value	—	—	—	(16,916)
Write off of deferred debt issuance costs and unamortized premiums and discounts	—	—	—	2,216
Gain on sale of discontinued operations	—	(7,995)	—	—
Income from discontinued operations	—	—	(913)	—
Depreciation and amortization	11,961	14,414	12,999	7,194
Amortization of debt fees, premiums and discounts	592	516	516	92
Utilization of deferred tax asset without rate benefit	—	—	1,994	—
Noncash compensation	1,341	58	—	—
Noncash reorganization asset	1,333	—	—	—
Noncash restructuring charges	1,297	32	—	—
Other noncash charges	—	—	358	349
Change in assets and liabilities:
Accounts and other receivables	4,507	5,102	(1,239)	3,092
Inventories	(134)	760	(148)	739
Prepaid expenses and other assets	(1,263)	1,708	(5,497)	332
Accounts payable, accrued expenses and other liabilities	(1,762)	(7,518)	8,039	(3,733)
Accrued interest	—	—	(13)	(387)
Net cash provided by continuing operations	7,931	14,383	13,784	5,009
Net operating cash provided by discontinued operations	—	—	2,797	—
Net cash provided by operating activities	7,931	14,383	16,581	5,009
Cash flows from investing activities:
Purchases of property and equipment for continuing operations	(4,104)	(3,068)	(2,727)	(1,075)
Purchases of property and equipment for discontinued operations	—	—	(48)	—
Proceeds from sale of discontinued operations and other assets	—	14,631	—	—
Payments to acquire product line assets and customer rights	—	(500)	—	—
Net cash provided by (used in) investing activities	(4,104)	11,063	(2,775)	(1,075)
Cash flows from financing activities:
Debt issuance costs	(794)	—	—	—
Proceeds from revolving line of credit	7,252	2,500	—	—
Payments on revolving line of credit	(13,169)	(26,558)	(23,100)	(2,000)
Common Stock Repurchased	(6,648)	—	—	—
Net cash used in financing activities	(13,359)	(24,058)	(23,100)	(2,000)
Effect of exchange rate changes on cash	(921)	1,441	725	637
Increase (decrease) in cash and cash equivalents	(10,453)	2,829	(8,569)	2,571
Less increase in cash from discontinued operations	—	—	(2,749)	—
Cash and cash equivalents at beginning of period	18,390	15,561	26,879	24,308
Cash and cash equivalents at end of period	$7,937	$18,390	$15,561	$26,879

See the notes to the consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	Reorganized Company			Predecessor Company
	Year ended September 30, 2004	Year ended September 30, 2003	Nine months ended September 30, 2002	Three months ended December 31, 2001
	(dollars in thousands)
Cash paid during period for:
Interest	$490	$1,323	$2,175	$1,434
Income taxes	$1,534	$1,658	$2,208	$459
Non-cash investing and financing activities:
Additional minimum pension obligation	$1,616	$265	$(3,522)	$—

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

•                  403,403 shares of new Class A Common Stock were authorized for use in new stock option plans; and

•                  the revolving credit facility was amended (it was replaced by a new facility from a new financial institution in July 2004).

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

The accompanying financial statements include historical information from prior to December 31, 2001, the effective date we emerged from bankruptcy, and are identified as financial statements of the Predecessor Company.  The Consolidated Statements of Operations and the Statements of Cash Flows as of and for the nine-month period ended September 30, 2002 and twelve-month periods ended September 30, 2003 and September 30, 2004, respectively, and the Consolidated Balance Sheets as of September 30, 2003 and 2004; represent the Reorganized Company after adopting Fresh Start Reporting.  Due to our reorganization, the implementation of Fresh Start Reporting (see Note 3), and our presentation of discontinued operations for the nine-month period ended September 30, 2002; the financial statements for the Reorganized Company are not comparable to those of the Predecessor Company.  We did not reflect the discontinued operations presentation relating to the sale of Switzerland in the financial statements of the Predecessor Company due to the immateriality of such results in those periods.

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

Certain prior period amounts have been reclassified to conform to the current period presentation.  Such reclassifications include the presentation of certain employee benefit obligations from current liabilities to long-term liabilities.

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

	Reorganized Company			Predecessor Company
	Year ended September 30, 2004	Year ended September 30, 2003	Nine months ended September 30, 2002	Three months ended December 31, 2001
Net income (loss) as reported	$(9,941)	$7,306	$(2,312)	$277,360
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards granted since December 31, 2001, net of related tax effects	(437)	(607)	(106)	—
Pro forma net income (loss)	$(10,378)	$6,699	$(2,418)	$277,360

Basic and diluted net income (loss) per share:
As reported	$(2.48)	$1.81	$(0.57)
Pro forma	$(2.59)	$1.66	$(0.60)

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

Property and Equipment

Property and equipment, which includes leasehold improvements, is recorded at cost and depreciated or amortized using the straight-line method over estimated useful lives.  Leasehold improvements are amortized over the shorter of their estimated useful life or the remaining term of the related lease.  Processing equipment and other property and equipment has useful lives ranging from two to twelve years.  Repair and maintenance costs are expensed as incurred.

Software Development costs are accounted for in accordance with Statement of Position ( SOP ) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In accordance with SOP 98-1, costs to develop internal use computer software during the application development stage are capitalized. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications. During the year ended September 30, 2004 the Company capitalized $0.3 million in software development costs.

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

A foreign currency transaction loss of $0.7 million was recorded for the twelve months ended September 30, 2004.  A foreign currency transaction gain of $41,000 and $0.3 million was recorded for the twelve months ended September 30, 2003 and nine months ended September 30, 2002, respectively.  A foreign currency transaction loss of $0.2 million was recorded for the three months ended December 31, 2001.  Foreign currency transaction gains and losses are included as a component of “Other income (expense)” in the accompanying Consolidated Statements of Operations.

Goodwill

The excess of purchase price over net assets of businesses acquired (“goodwill”) was amortized on the straight-line method over the estimated periods of future benefit through December 31, 2001, and was eliminated as part of our reorganization and implementation of Fresh Start accounting (see Note 3).

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  The Company adopted SFAS No. 142 beginning January 1, 2002 upon application of Fresh Start Reporting (See Note 3).  As a result of the implementation of Fresh Start Reporting, all goodwill on the books at December 31, 2001 was eliminated. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually.  Accordingly, the Company does not amortize goodwill and intangible assets with indefinite lives as of January 1, 2002.  Intangible assets with finite lives, primarily customer contracts, customer relationships and proprietary technology will be amortized over their useful lives.

The following table reconciles our net income to net income (loss) adjusted for the amortization of intangible assets and goodwill.  Due to our net loss tax position in prior fiscal years, no tax benefit was realized from this expense.

	Reorganized Company			Predecessor Company
	Year ended September 30, 2004	Year ended September 30, 2003	Nine months ended September 30, 2002	Three months ended December 31, 2001
	(in thousands)
Net income (loss) as reported	$(9,941)	$7,306	$(2,312)	$277,360
Goodwill amortization	—	—	—	2,629
Net income (loss) excluding effect of goodwill amortization	$(9,941)	$7,306	$(2,312)	$279,989

Debt Issuance Costs

The Company capitalizes all costs related to its issuance of debt and amortizes those costs using the effective interest method over the life of the related debt instruments.  Unamortized debt issuance costs were $0.8 million and $0.1 million at September 30, 2004 and 2003, respectively.  Unamortized debt issuance costs are included in “Other assets” in the accompanying Consolidated Balance Sheets.  During the twelve months ended September 30, 2004, the twelve months ended September 30, 2003, the nine months ended September 30, 2002, and the three months ended December 31, 2001, the Company amortized $0.2 million, $0.5 million, $0.5 million, and $0.1 million, respectively, of debt issuance costs that are included in “Interest expense and fee amortization” in the accompanying Consolidated Statements of Operations.  In addition, the Company recognized $0.4 million of unamortized revolver costs as “Other” in the Other income (expense) category related to the early termination of a credit facility in the fourth quarter of fiscal year 2004.

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

In accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” revenues from software license agreements are recognized, provided that all of the following conditions are met:  a non-cancelable license agreement has been signed, the software has been delivered, the fees are fixed or determinable, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable and the risk of concession is deemed remote, and no other significant vendor obligations exist.  For contracts with multiple obligations, the Company unbundles the respective components to determine revenue recognition using vendor-specific objective evidence (VSOE).  In instances where VSOE cannot be determined, the related fees are deferred and amortized over the life of the contract.

Long-Lived Assets

The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 established procedures for review of recoverability and measurement of impairment (if necessary) of long-lived assets and certain identifiable intangibles held and used by an entity.  SFAS No. 144 required that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the respective asset may not be fully recoverable.  No such indicators of impairment were present in the fiscal year ended September 30, 2004.

Fair Values of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information for certain financial instruments.  The carrying amounts for trade and other receivables and payables are considered to be their fair values, and the carrying amount for our revolving credit facility is considered to be its fair value for all periods presented.

Research and Development

Research and development costs are expensed as incurred. Engineering costs associated specifically with research and development amounted to $1.7 million, $2.1 million, $3.4 million, and $0.9 million for the twelve months ended September 30, 2004, and September 30, 2003, the nine months ended September 30, 2002, and the three months ended December 31, 2001, respectively. The Company supports several engineering processes, including basic technological research, service offering and product development, and sustaining engineering for its existing products.

Income or Loss Per Share

Basic income or loss per share is computed based upon the weighted average number of shares of Anacomp’s common stock outstanding during the period. For the fiscal year ended September 30, 2004, potentially dilutive securities include 783,077 outstanding warrants to purchase Class B Common Stock, which were issued as part of the reorganization.  These warrants were excluded from diluted income per share as they were anti-dilutive using the treasury stock method.  Basic and diluted net income or loss per share for periods prior to the nine months ended September 30, 2002 have not been presented as they are not comparable to subsequent periods due to the implementation of Fresh Start Reporting (see Note 3).

The following table summarizes potential common shares that are not included in the denominator used in net loss per common share for the fiscal year ended September 30, 2004 and 2003, because to do so would be anti-dilutive for the periods presented:

	For the Twelve Months Ended September 30,	For the Twelve Months Ended September 30,
	2004	2003
Options to purchase common stock	227,500	210,000
Warrants to purchase Class B common stock	783,077	783,077
Total	1,010,577	993,077

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

Recent Accounting Pronouncements

On March 31, 2004, The FASB issued its exposure draft, “Share-Based Payment,” which is a proposed amendment to SFAS 123.  The exposure draft would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as expenses in the statement of operations based on their fair values and vesting periods.  The FASB expects to issue a final standard late in 2004 that would be effective for public companies for fiscal years beginning after December 15, 2004.  We have not yet assessed the impact of adopting this new standard.  See Note 1 to the financial statements.

NOTE 3.

FRESH START REPORTING:

Our enterprise value after reorganization at December 31, 2001 was determined based on the consideration of many factors and resulted in a reorganization value (over the fair value of identifiable net assets) of $72 million, as adjusted, and is reported as “Reorganization value in excess of identifiable net assets”.  Although the asset will not be subject to future amortization (in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”), it will be subject to, at a minimum, annual impairment testing.

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

As a result of Fresh Start Reporting, identifiable intangible assets were valued and consist of the following to be amortized over the useful lives indicated:

	Life in Years	September 30, 2004
	(dollars in thousands)
Customer contracts and related customer relationships	10	$7,600
Digital technology and intellectual property	3	3,100
COM technology and intellectual property	10	1,300
COM production software	5	300
Total		12,300
Less: accumulated amortization		(5,454)
		$6,846

The income due to extinguishment of debt, net of taxes, is reported as “Gina on extinguishment of debt” in the Consolidated Statement of Operations for the period ended December 31, 2001, and is calculated as follows:

Amount
(in thousands)
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

In accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” transactions of the Predecessor Company resulting from the Chapter 11 reorganization are reported separately as reorganization items in the accompanying Consolidated Statement of Operations for the period ended December 31, 2001, and are summarized below:

Three Months Ended December 31, 2001
(in thousands)
Adjustment of assets and liabilities to fair value	$16,916
Write off of deferred debt issuance costs and unamortized premiums and discounts	(2,216)
Professional fees and other reorganization costs	(1,023)
Settlement of facility lease contract	(349)
Reorganization items	$13,328

NOTE 4.

SENIOR SECURED REVOLVING CREDIT FACILITY:

Effective July 30, 2004, we signed a 5-year, $50.0 million senior secured credit facility agreement with Wells Fargo Foothill, Inc. (the “credit facility”).  The credit facility is comprised of a $25.0 million revolver and a $25.0 million acquisition facility.  The credit facility will provide for working capital requirements and will fund acquisitions and stock buybacks.  Subject to certain conditions, up to $15.0 million of our shares can be repurchased under the credit facility.

The credit facility bears interest at a base rate equal to the higher of (a) the annual rate of interest announced from time to time by Wells Fargo Bank, National Association (Wells Fargo) as its prime rate plus the base rate margin of between 0.5 to 1.0 percentage points based upon defined levels of EBITDA. The borrowing base equals 85% of eligible accounts, which include U.S. and Canadian accounts receivable plus the lesser of $12.5 million or defined percentages of our recurring revenues.

The credit facility is secured by virtually all of Anacomp assets and 65% of the capital stock of our foreign subsidiaries. The credit facility contains covenants relating to limitations on the following:

•  additional debt;

•  permitted acquisitions; and

•  liens and dividends.

The credit facility also is subject to minimum EBITDA and leverage ratio covenants, minimum recurring document imaging revenue and limits on annual capital expenditures.  Except as noted, the banks must approve any buyback or open market purchases of our common stock.

No amounts were outstanding under the credit facility at September 30, 2004.

Effective November 24, 2003, we entered into a revolving credit agreement with Fleet National Bank (“Agent”) and Union Bank of California.  The credit facility is for a maximum commitment of $22.5 million with a term of two years from November 24, 2003.  The agreement provides for a standby letter of credit sublimit of up to $10 million.  Availability is limited to the lesser of (a) the maximum commitment of $22.5 million or (b) the borrowing base plus an over-advance facility for acquisitions.

The facility bears interest at a base rate equal to the higher of a) the annual rate of interest announced from time to time by Fleet National Bank as its best rate, or b) one-half of one percent above the Federal Funds Effective Rate, for the portion of the facility equal to the borrowing base.  The borrowing base equals 80% of eligible accounts, which include U.S. and Canadian accounts receivable.  Eligible accounts of our U.K. based customers may be added at a later time after certain conditions are met.

The facility with Fleet National Bank was closed in August 2004 and replaced with the Foothill credit facility.

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

NOTE 6.

RESTRUCTURING CHARGES:

We continue to experience revenue declines in Computer Output to Microfiche (COM)/Other Output Services, CD/Digital, COM Professional Services, and Equipment/Supplies product lines.  Due to this ongoing trend, we initiated significant changes in fiscal year 2004 to align our cost structure and infrastructure through the consolidation and downsizing of facilities and adjustments to our worldwide workforce.

•                  We recorded restructuring charges of $9.1 million for the fiscal year 2004 plan.

•                  Adjustments to our workforce affected approximately 246 employees resulted in severance charges of $3.6 million in fiscal year 2004. All affected employees were notified and left the Company.

•                  The remaining accrued but unpaid liability of $1.1 million, as of September 30, 2004, is expected to be paid by March 2005.

•                  Facility closure costs for the closure of 30 facilities totaled $5.6 million, including future lease payments, abandoned leasehold improvements and operating equipment, and incremental travel and relocation costs incurred as a result of our consolidation efforts.

•                  $2.3 million of facility closure costs remained unpaid, and we expect that payments (non-cancelable facility lease payments) will continue through September 2006.

•                  We also included non-cash charges of $1.3 million in the year to reflect the write-off of leasehold improvements ($0.5 million) and excess and obsolete equipment from closed data centers.

In the third and fourth quarters of fiscal year 2003, we recorded restructuring charges totaling $2.9 million.  Adjustments to our workforce in those periods (affecting approximately 178 employees) totaled $2.5 million, and all affected employees were notified and have departed the Company.  The remaining accrued but unpaid liability of $20,000 is expected to be paid by December 31, 2004.  Also included in the $2.9 million restructuring charge was $0.4 million of facility closure costs, including incremental travel and relocation costs incurred as a result of our consolidation efforts.  In the second quarter of fiscal year 2004, we were able to negotiate an early termination of one of our leased facilities included in the 2003 restructuring charges and in the third quarter of fiscal year 2004 we were able to negotiate a favorable resolution to an international employee termination.  These favorable events resulted in reduced obligations, and we recorded a favorable adjustment of $0.1 million in fiscal year 2004.

The restructuring reserves are included as a component of “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.  Lease obligations payable more than twelve months from September 30, 2004 totaled $0.2 million, were considered long-term and are included as “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.

The following tables present the activity and balances of the restructuring reserves from September 30, 2003 to September 30, 2004 (in thousands):

Fiscal Year 2003 Restructuring

	Employee	Facility
	Separations	Closing	Total
Liability, September 30, 2003	$1,510	$253	$1,763
Cash payments	(1,482)	(125)	(1,607)
Adjustments to expense	(28)	(108)	(136)
Liability, September 30, 2004	$—	$20	$20

Fiscal Year 2004 Restructuring

	Employee	Facility
	Separations	Closing	Total
Liability, September 30, 2003	$—	$—	$—
Charged to expense	3,580	5,575	9,155
Non-cash write-off of leasehold improvements	—	(1,297)	(1,297)
Cash payments	(2,459)	(2,024)	(4,483)
Liability, September 30, 2004	$1,121	$2,254	$3,375

Summary of Restructuring Activities

	Employee	Facility
	Separations	Closing	Total
Liability, September 30, 2003	$1,510	$253	$1,763
Charged to expense	3,580	5,575	9,155
Non-cash write-off of leasehold improvements	—	(1,297)	(1,297)
Cash payments	(3,941)	(2,149)	(6,090)
Adjustments	(28)	(108)	(136)
Liability, September 30, 2004	$1,121	$2,274	$3,395

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

On October 13, 2004 we received the remaining $0.2 million outstanding as of September 30, 2004 that was reported as “Accounts Receivable, net” on the Consolidated Balance Sheet in fiscal year 2004.  All of the net proceeds (i.e. sales price less sale costs) have been used to reduce the balance outstanding under the terms of our 2002 Amended and Restated Revolving Credit Agreement.

The results of operations of the Switzerland and other operations have been reported separately as “Income from discontinued operations, net of taxes” in the Consolidated Statements of Operations for the nine months ended September 30, 2002.  The results of operations reported below for the three months ended December 31, 2001, and the fiscal year ended September 30, 2002 have not been segregated as discontinued operations in the Consolidated Statements of Operations for the respective periods as they were not material to the operating results of Anacomp in total.

	Reorganized Company	Predecessor Company
	Nine Months Ended September 30, 2002	Three Months Ended December 31, 2001
	(dollars in thousands)
Revenues	$20,440	$7,505
Income before taxes	1,212	869
Income taxes	299	60
Net income	$913	$809

NOTE 8.

HEDGING:

On October 15, 2002, we entered into three Swiss Franc (CHF) forward contracts to protect the value of the expected cash receipts from the sale of our Switzerland operations. The contracts protected Anacomp against an exchange rate above 1.5425. The first forward contract was written in the amount of CHF 18.2 million and expired on January 29, 2003.  At expiration, the forward option was replaced with another short-term option for the same amount, which provided $11.8 million in U.S. dollar proceeds on March 10, 2003.  The second forward contract was written in the amount of CHF 2.1 million and expired on April 15, 2003.   CHF 1.0 million of the contract expired unused and the remaining CHF 1.1 million was converted at 1.5425, yielding $0.7 million.  The third forward contract was written in the amount of CHF 1.8 million and expired on April 15, 2004.

The “Other” category under “Other income (expense)” of our Condensed Consolidated Statement of Operations includes the recognition of $37,000 of exchange loss from currency fluctuations related to the Swiss receivable in fiscal year 2004.  In fiscal year 2003 we recognized $25,000 of exchange loss from currency fluctuations related to the Swiss receivable, forward contracts and sale costs.

NOTE 9.

SUPPLIER CONCENTRATION RISK:

InteliCoat Technologies Agreement

Anacomp has a supply agreement with InteliCoat Technologies that expires October 1, 2005.  Pursuant to the supply agreement, Anacomp can purchase coated duplicate microfilm from InteliCoat at fixed prices for a one year period, which can be modified as defined in the agreement subject to justifiable extraordinary cost increases.  The supply agreement has no minimum purchase requirements and all purchase obligations are backed by customer commitments.  During fiscal year 2004, we obtained all of our duplicate microfilm from InteliCoat.

Kodak Agreement

We obtain our silver halide film used to produce master images principally from Eastman Kodak Company under a multi-year supply agreement.  The supply agreement has no minimum purchase requirements.

NOTE 10.

COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

	Reorganized Company
	September 30, 2004	September 30, 2003
	(dollars in thousands)
Accounts Receivable:
Trade receivables, net of allowance for doubtful accounts of $1,034 and $1,532, respectively	$26,037	$29,469
Other	565	378
	$26,602	$29,847
Inventories:
Finished goods, including purchased film	$592	$593
Consumable spare parts and supplies	2,716	2,581
	$3,308	$3,174
Property and Equipment:
Office furniture	$3,982	$4,470
Field support spare parts	6,557	7,768
Leasehold improvements	6,448	7,778
Processing and manufacturing equipment	22,200	22,625
	39,187	42,641
Less accumulated depreciation and amortization	(24,089)	(24,243)
	$15,098	$18,398
Other Assets:
Pension related insurance policies	$5,145	$4,465
Net cash surrender values of life insurance policies	784	758
Capitalized debt issuance costs	794	—
Deferred tax asset	515	—
Other	773	729
	$8,011	$5,952

Face amounts of life insurance policies	$1,433	$1,418

Other Accrued Liabilities:
Sales tax and VAT liability	$922	$1,665
Restructuring reserves	3,396	1,785
Other	4,004	5,812
	$8,322	$9,262

NOTE 11.
LONG-TERM RECEIVABLES:

	Reorganized Company
	September 30, 2004	September 30, 2003
	(dollars in thousands)
Long-term receivables:
Lease contracts receivable	$1,251	$1,817

Less current portion	(455)	(889)
	$796	$928

Lease contracts receivable result from customer leases of products under agreements that qualify as sales-type leases. Annual future lease payments to be received under sales-type leases are as follows:

Year Ended September 30,
(dollars in thousands)
2005	$560
2006	408
2007	323
2008	116
2009	27

Less deferred interest	(183)
$1,251

NOTE 12.

RETIREMENT PLANS:

Defined Contribution Plans

Anacomp has a retirement savings plan for its U.S. employees that qualifies under Section 401(k) of the Internal Revenue Code.  Participating employees may contribute up to 15% of their pretax salary, but not more than statutory limits.  Anacomp may contribute, at its discretion, up to fifty cents for each dollar a participant contributes, with a maximum contribution of $2,500 per employee per plan year.  Company expense for matching contributions was $1.1 million, $1.3 million, $1.0 million, and $0.3 million for the fiscal year ended September 30, 2004, the fiscal year ended September 30, 2003, the nine months ended September 30, 2002, and the three months ended December 31, 2001, respectively.

 Certain of our non-U.S. subsidiaries have retirement plans that cover substantially all regular employees, for which we deposit funds under various fiduciary-type arrangements.  Company contributions are generally based on years of service as well as on the employee’s level of compensation.  The ranges of assumptions that are used for these contributions reflect the different economic environments and statutory requirements within the various countries.  Company expense for contributions to the non-U.S. plans was $2.6 million, $1.7 million, $0.8 million, and $0.4 million for the fiscal year ended September 30, 2004, the fiscal year ended September 30, 2003, the nine months ended September 30, 2002, and for the three months ended December 31, 2001, respectively.

Defined Benefit Pension

The Company accounts for its defined benefit pension plans using actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions,”  SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 132 “Employers Disclosures about Pensions and Other Post Retirement Benefits, an amendment of FASB Statements No. 87, 88 and 106.”  These models use an attribution approach that generally spreads individual events over the average service lives of the employees in the plan.  Examples of “events” are plan amendments and changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality.  The principle underlying the required attribution approach is that employees render service over their service lives on a relatively smooth basis and therefore, the income statement effects of pension plans are earned in, and should follow, the same pattern.

One of the principal components of the net periodic pension cost/(income) calculation is the expected long-term rates of return on plan assets.  The required use of expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year.  Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees.  Differences between actual and expected returns are recognized in the calculation of net periodic pension cost/(income) over five years as provided for in the accounting rules.

These expected returns on plan assets are developed in conjunction with external advisors, and take into account long-term expectations for future returns and investment strategy.  Amounts are tested for reasonableness against their historical averages, usually over a ten-year period.

The discount rate assumptions used for pension plan accounting reflect the prevailing rates available on high-quality, fixed-income debt instruments.  The rate of compensation increase is another significant assumption used in the actuarial model for pension accounting and is determined by the Company, based upon its long-term plans for such increases.

As required by SFAS No. 87, for instances in which pension plan assets are less than the accumulated benefit obligation (ABO) as of the end of the reporting period (defined as an unfunded ABO position), a minimum liability equal to this difference is established in the Consolidated Statement of Financial Position.  The ABO is the present value of the actuarially determined company obligation for pension payments assuming no further salary increases for the employees.  The offset to the minimum liability is a charge to equity.  The charge to equity is included in the Accumulated other comprehensive loss not affecting retained earnings section of Stockholders’ equity in the Consolidated Statement of Financial Position.

The Company uses a September 30, 2004 measurement date for of its pension plans.

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

Components of the net periodic benefit cost were as follows:

	Fiscal Year 2004	Fiscal Year 2003	Nine months ended September 30, 2002	Three months ended December 31, 2001
	(in thousands)
Service cost	$944	$882	$581	$193
Interest cost	2,047	1,735	1,183	394
Expected return on plan assets	(1,423)	(1,249)	(956)	(318)
Recognized actuarial loss	317	305	70	30
Net periodic benefit cost	$1,885	$1,673	$878	$299

Changes in the projected benefit obligation for the plans are as follows:

	Fiscal Year 2004	Fiscal Year 2003
	(in thousands)
Benefit obligation at beginning of year	$35,958	$29,831
Service cost for benefits earned	944	882
Participant contributions	238	242
Interest cost	2,047	1,735
Actuarial loss	2,564	1,298
Foreign currency exchange rate changes	2,709	3,123
Benefits paid	(1,080)	(1,153)
Benefit obligation at end of year	$43,380	$35,958

Changes in the fair value of assets for the plans are as follows:

	Fiscal Year 2004	Fiscal Year 2003
	(in thousands)
Fair value of plan assets at beginning of year	$20,205	$16,760
Actual return on plan assets	1,918	2,098
Employer contributions	712	540
Participant contributions	238	242
Foreign currency exchange rate changes	1,542	1,633
Benefits paid	(950)	(1,068)
Fair value of plan assets at end of year	$23,665	$20,205

Plan assets are held in trust and consist primarily of equity securities.

The accrued pension costs recognized in the accompanying Consolidated Balance Sheets were computed as follows:

	Fiscal Year 2004	Fiscal Year 2003
	(in thousands)
Funded status at end of year	$(19,715)	$(15,753)
Unrecognized net actuarial loss	8,496	6,244
Net amount recognized	$(11,219)	$(9,509)

Accrued benefit cost	$(16,584)	$(13,296)
Accumulated other comprehensive loss	5,365	3,787
Net amount recognized	$(11,219)	$(9,509)

Under U.S. accounting rules, the Company balance sheet reflects an unfunded pension obligation of $16.6 million and $13.3 million as of September 30, 2004 and 2003, respectively.  U.S. accounting rules require that we exclude German insurance contracts from the fair value of plan assets, which were valued at $5.1 million and $4.5 million as of September 30, 2004 and 2003, respectively.  These assets are included on our Consolidated Balance Sheet as “Other Assets.”  These assets exist only to provide a component of the total pension benefits payable to German employees, consistent with local law.  Our unfunded pension obligation would be $11.5 million and $8.8 million at September 30, 2004 and 2003, respectively, when reviewing the plans and including these additional assets.

The recent under funding of pension plans is primarily due to decreases in actual investment returns, a decrease in the assumed discount rates, and an increase in life expectancy.  In addition, the weakening of the U.S. dollar against foreign currencies is a significant factor in the increased liability at September 30, 2004.  The Company evaluates its actuarial assumptions on an annual basis.  These assumptions are revised based on an evaluation of long-term trends and market condition in each country that may have an impact on the cost of providing retirement benefits.

Assumptions for the defined benefit plans, which are reflected on a weighted average basis of individual country plans, were as follows:

	Fiscal Year 2004	Fiscal Year 2003	Fiscal Year 2002
Discount rate	5.43%	5.43%	6.25%
Expected rate of return on plan assets	6.66%	6.63%	7.5%
Rate of compensation increase	3.08%	3.07%	4.0%

Plan Assets

Plan assets are held in trust.  The Company’s pension plan weighted-average asset allocations at September 30, 2004 by asset category were:

Asset category	2004
Equity securities	68.5%
Debt securities	7.7%
Real estate	2.3%
Other	21.6%

The investment objectives of the portfolio of assets are designed to generate returns that will enable the Fund to meet its future obligations.  The precise amount for which these obligations will be settled depends on future events, including the life expectancy of the Plan’s members and salary inflation.  The obligations are estimated using actuarial assumptions, based on the current economic environment.  The strategy balances the requirement to generate return using higher-returning assets such as equity securities, with the need to control risk in the Fund with less volatile assets, such as fixed income securities.

The United Kingdom plan assets are managed by a professional investment firm selected by a board that includes members elected by employees and retirees.  Consideration is given among others to balancing security concentration, issuer concentration, investment style, and reliance on particular active investment strategies.  German law requires that pension assets be invested in fixed income securities.

The plans’ expected return on assets are based on management’s expectations of long-term average rates of return to be achieved by the plans’ investments.  These expectations are based upon the plan’s historical returns and the long-term corporate bond yields and an implied equity risk premium for the asset classes in which the plan is invested.

It is the Company’s general practice to fund amounts for pensions sufficient to meet the minimum requirements set forth in applicable employee benefits laws and local tax laws.  The Company’s Projected Benefit Obligation (PBO) is calculated similarly to ABO except for the fact that PBO includes an estimate for future salary increases.  SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88 and 106,” requires that companies disclose the aggregate PBO and plan assets of all plans in which the PBO exceeds plan assets.  Similar disclosure is required for all plans in which the ABO exceeds plan assets.  The aggregate PBO and plan assets are also disclosed for plans in which the plan assets exceed the PBO.

Other Disclosures

	Total 9/30/04	Total 9/30/03
	(in US$)
Accumulated benefit obligation September 30, 2004	$39,548,000	$32,623,000
Increase in minimum liability included in other comprehensive income	1,616,000	265,000
Expected 2005 Company contributions	676,000	—

Additional year-end information for plan with (a) accumulated benefit obligation in excess of plan assets; (b) projected benefit obligation in excess of plan assets:	Total 9/30/04	Total 9/30/04
Projected benefit obligation	$43,380,000	$35,958,000
Accumulated benefit obligation	39,548,000	32,623,000
Fair value of plan assets	23,665,000	20,205,000

Estimated future benefit payments	Total 9/30/04
2005	$736,000
2006	792,000
2007	776,000
2008	1,001,000
2009	1,364,000
2010 to 2014	9,060,000

NOTE 13.
CAPITAL STOCK:

Bankruptcy Reorganization

Class A and Class B Common Shares

We are authorized to issue up to 40,000,000 shares of Class A Common Stock and 787,111 shares of Class B Common Stock.  Each share of Class A and Class B Common Stock is identical, including voting rights, dividends, when and if declared, and liquidation rights, subject to any preference of preferred stock as may be issued in the future.

Common Stock Repurchase Program

In August 2004, the Board of Directors authorized repurchases of up to $15 million of its Class A Common Stock.  Shares may be purchased in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time.  The program is subject to compliance with our credit agreements.  During fiscal year 2004, we repurchased 354,450 shares of our Class A Common Stock for $6.6 million.

Preferred Stock

Our Board of Directors has the ability, at its discretion, to create one or more series of Preferred Stock and to determine each such series’ preferences, limitations, and relative voting and other rights.  We are authorized to issue up to 1,000,000 shares of Preferred Stock, as established during our financial restructuring and reorganization (see Note 1).  As of September 30, 2004, we have not issued any Preferred Stock.

Warrants

As of September 30, 2004, we had 783,077 warrants outstanding to purchase common stock at an exercise price of $61.54 per share.  These warrants were authorized and issued in connection with our financial restructuring and reorganization (see Note 1).

NOTE 14.

STOCK PLANS:

Under the Plan of Reorganization all prior stock option plans were canceled.

Under the Reorganization Plan effective December 31, 2001, the Board of Directors reserved 403,403 Class A Common Stock for issuance to employees of Anacomp or its subsidiaries as incentive compensation.  We currently maintain two such compensation plans, consisting of the 2001 Stock Option Plan, which was approved in the bankruptcy proceedings by the parties that became our shareholders, and the 2004 Outside Directors Compensation Plan  (the “2004 Plan”), which has been approved by our shareholders.

Under the terms of a prior plan, the 2003 Outside Directors Compensation Plan (the “2003 Plan”), we had reserved 50,000 shares of Class A Common Stock for issuance.  The 2003 Plan provided for a one time grant of 1,800 shares of Class A Common Stock to outside directors, the consideration of which shall be services actually rendered to Anacomp for its benefit.  Under the terms of this Plan, outside directors can defer receipt of these shares (as well as cash directors fees).  All deferred fees are paid immediately prior to the effective date of a change in control of Anacomp.  This plan was terminated in February 2004 upon shareholder approval of the 2004 Plan.

On February 26, 2004, the Company’s shareholders approved the 2004 Outside Director Compensation Plan, which provides for the future issuance of sock options, restricted stock and deferred stock units.  A maximum of 100,000 of the authorized but unissued or reacquired shares of our Class A Common Stock may be issued under this plan.

Transactions under the Company’s stock option plans are summarized as follows:

	2004		2003		2002
	Shares	Weighted-Avg. Exercise Price	Shares	Weighted-Avg. Exercise Price	Shares	Weighted-Avg. Exercise Price
Outstanding on October 1,	210,000	$26.00	210,000	$26.00	—	$—
Granted	17,500	22.00	—	—	210,000	26.00
Canceled	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Outstanding on September 30,	227,500	$25.69	210,000	$26.00	210,000	$26.00

The following table summarizes all options outstanding and exercisable by price range as of September 30, 2004:

Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$22.00	17,500	9.41	$22.00	—	$—
$26.00	210,000	7.84	26.00	117,500	26.00
	227,500	7.96	$25.69	117,500	$26.00

We account for our compensation plans that provide for the issuance of stock to officers and other employees, directors and consultants in accordance with APB Opinion No. 25, under which compensation expense is recognized only to the extent the exercise price of the option is less than the fair market value of a share of stock at the date of grant.  Accordingly, we have adopted the disclosure only requirements of SFAS No. 123; “Accounting for Stock Based Compensation” (see Note 1).  The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model. The weighted average fair value of options granted during fiscal years 2002 and 2004 (no options were granted in fiscal year 2003), as well as the weighted average assumptions used to determine the fair values, are summarized below:

	2004	2002
Fair Value of Options Granted	$6.91	$9.05
Risk-Free Interest Rate	3.14%	3.32%
Expected Dividend Yield	0%	0%
Expected Volatility	.29%	.33%
Expected Life	5 Years	5 Years

NOTE 15.

INCOME TAXES:

The components of income (loss) from continuing operations before gain on extinguishment of debt, reorganization items and income taxes were:

	Reorganized Company			Predecessor Company
	Twelve Months Ended September 30, 2004	Twelve Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Three Months Ended December 31, 2001
	(dollars in thousands)
United States	$(7,904)	$(1,396)	$(1,947)	$11,363
Foreign	(286)	2,467	2,746	1,118
	$(8,190)	$1,071	$799	$12,481

The components of the consolidated tax provision are summarized below:

	Reorganized Company			Predecessor Company
	Twelve Months Ended September 30, 2004	Twelve Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Three Months Ended December 31, 2001
	(dollars in thousands)
Current:
Federal	$—	$—	$636	$—
Foreign	1,581	1,556	1,543	440
State	170	60	150	10
	1,751	1,616	2,329	450
Deferred:
Foreign	—	—	—	—
Federal	—	333	1,994	—
	$1,751	$1,949	$4,323	$450

The income tax provision is included in the Consolidated Statements of Operations as follows:

	Reorganized Company			Predecessor Company
	Twelve Months Ended September 30, 2004	Twelve Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Three Months Ended December 31, 2001
	(dollars in thousands)
Provision for income taxes before discontinued operations	$1,751	$1,760	$4,024	$450
Discontinued operations	—	189	299	—
	$1,751	$1,949	$4,323	$450

The following is a reconciliation of income taxes from continuing operations calculated at the United States federal statutory rate to the provision for income taxes:

	Reorganized Company			Predecessor Company
	Twelve Months Ended September 30, 2004	Twelve Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Three Months Ended December 31, 2001
	(dollars in thousands)
(Benefit) expense for income taxes at U.S. statutory rate	$(2,867)	$375	$280	$4,368
Reorganization items	—	—	—	(4,665)
Life insurance	—	—	2,590	—
U.S. tax on dividends from foreign subsidiaries	310	—	3,157	—
Foreign tax credits generated	—	—	(4,940)	—
State and foreign income taxes	1,391	1,307	1,113	450
Increase in deferred tax asset valuation allowance	2,875	—	1,771	297
Other	42	78	53	—
	$1,751	$1,760	$4,024	$450

The components of deferred tax assets and liabilities are as follows:

	Reorganized Company
	September 30, 2004	September 30, 2003
	(dollars in thousands)
DEFERRED TAX ASSETS:
Tax effects of future temporary differences related to:
Accrued expenses and reserves	$12,079	$10,915
Depreciation and amortization	30,050	28,691
Other	602	489
Total Deferred Tax Assets	42,731	40,095

DEFERRED TAX LIABILITIES:
Tax effects of future temporary differences related to:
Accrued expenses and reserves	(5)	(12)
Depreciation and amortization	(3,560)	(2,581)
Other	(734)	(1,212)
Total Deferred Tax Liabilities	(4,299)	(3,805)
Net tax effects of future differences	$38,432	$36,290

Tax effects of carryforward benefits:
Federal net operating loss carryforwards	4,799	3,551
Foreign tax credits	—	—
Tax effects of carryforwards	4,799	3,551
Tax effects of future taxable differences and carryforward benefits	43,231	39,841
Less valuation allowance	(42,716)	(39,841)
Net deferred tax asset	$515	$—

The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.  A valuation allowance has been established for all jurisdictions in which we believe there are uncertainties related to our ability to utilize our net deferred tax assets before they expire.  The Company has U.S. Federal net operating loss carryforwards of approximately $11.9 million, which will begin to expire in 2023.

The Company also has $7.9 million of state net operating loss carryforwards which will begin to expire in 2008.

The tax benefits of pre-reorganization deferred tax assets will be reported first as a reduction of the Reorganization Asset and then as a credit to equity.  These tax benefits will not reduce income tax expense for financial reporting purposes, although such assets when recognized or amortized as an expense for tax return purposes may reduce U.S. federal and certain state taxable income if any, and therefore reduce the income tax payable.  As of September 30, 2004, the balance of the pre-reorganization deferred tax asset was $38.5 million subject to a full valuation allowance.  The reduction of these tax benefits will be recorded as a reduction to the Reorganization Asset and should not generate income statement benefit.  During the period ended September 30, 2004, none of the pre-reorganization net deferred tax assets were utilized as deductions for tax return purposes and therefore, there were no related reductions of the Reorganization Asset.

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

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $9.5 million at September 30, 2004.  Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the amount of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards may be available to reduce some portion of the U.S. liability.

NOTE 16.

COMMITMENTS AND CONTINGENCIES:

Lease Commitments

Anacomp has commitments under long-term operating leases, principally for building space and data service center equipment expiring at various dates through December 2015.  The following summarizes the future minimum lease payments under all noncancelable operating lease obligations that extend beyond one year:

	Lease Payments	Sublease Income
	(dollars in thousands)
Year Ended September 30,
2005	$8,442	$839
2006	7,437	732
2007	6,508	709
2008	5,668	705
2009	4,989	682
Thereafter	7,998	476
	$41,042	$4,143

The Company’s rent and lease expense was $11.7 million, $12.5 million, $9.8 million, and $3.3 million for the fiscal year ended September 30, 2004, the fiscal year ended September 30, 2003, the nine months ended September 30, 2002, and the three months ended December 31, 2001, respectively.

Environmental Liability

Xidex Corporation, a predecessor company of Anacomp, was designated by the United States Environmental Protection Agency (“EPA”) as a potentially responsible party for investigatory and cleanup costs incurred by state and federal authorities involving locations included on a list of EPA’s priority sites for investigation and remedial action under the federal Comprehensive Environmental Response, Compensation, and Liability Act.  At September 30, 2004, we have an estimated EPA liability for cleanup costs for the aforementioned locations and other sites totaling $0.4 million.   During fiscal year 2004, we recorded a $0.6 million reduction to our EPA liability previously estimated and accrued upon release from certain further clean-up activity.  In the opinion of management, no material losses are expected in excess of the liability recorded.  We have classified the liability as long term in the balance sheet presentation.

Legal Matters

Anacomp and its subsidiaries are potential or named defendants in several lawsuits and claims arising in the ordinary course of business. While the outcome of claims, lawsuits or other proceedings brought against the Company cannot be predicted with certainty, management expects that any liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 17.
INTERNATIONAL OPERATIONS:

Anacomp’s international operations are conducted principally through subsidiaries, a substantial portion of whose operations are located in Western Europe.  Total international sales include sales by subsidiaries and through distributors.  Information as to U.S. and international operations for the fiscal year ended September 30, 2004, the fiscal year ended September 30, 2003, the nine months ended September 30, 2002, and the three months ended December 31, 2001 is as follows (dollars in thousands):

Fiscal Year Ended September 30, 2004 (Reorganized company)

	U.S.	International	Elimination	Consolidated
Customer sales	$119,975	$64,454	$—	184,429
Inter-geographic	731	—	(731)	—
Total sales	$120,706	$64,454	$(731)	$184,429
Operating loss from continuing operations	$(6,930)	$(203)	—	$(7,133)
Long-lived assets	$87,858	$14,923	$—	$102,781

Fiscal Year Ended September 30, 2003 (Reorganized company)

	U.S.	International	Elimination	Consolidated
Customer sales	$140,502	$63,521	$—	$204,023
Inter-geographic	1,075	—	(1,075)	—
Total sales	$141,577	$63,521	$(1,075)	$204,023
Operating income (loss) from continuing operations	$(715)	$2,799	$—	$2,084
Long-lived assets	$96,110	$11,360	$—	$107,470

Nine Months Ended September 30, 2002 (Reorganized company)

	U.S.	International	Elimination	Consolidated
Customer sales	$128,008	$45,799	$—	$173,807
Inter-geographic	1,215	—	(1,215)	—
Total sales	$129,223	$45,799	$(1,215)	$173,807
Operating income from continuing operations	$839	$2,380	$—	$3,219
Long-lived assets	$104,899	$8,597	$—	$113,496

Three Months Ended December 31, 2001 (Predecessor company)

	U.S.	International	Elimination	Consolidated
Customer sales	$45,807	$22,217	$—	$68,024
Inter-geographic	763	—	(763)	—
Total sales	$46,570	$22,217	$(763)	$68,024
Operating income from continuing operations	$990	$1,343	$—	$2,333
Long-lived assets	$113,787	$10,390	$—	$124,177

NOTE 18.

QUARTERLY FINANCIAL DATA (UNAUDITED):

Summary Results of Operations:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(dollars in thousands, except per share amounts)
Fiscal Year 2004 (Reorganized company)
Revenues	$47,423	$48,866	$45,190	$42,950
Gross margin	15,076	16,188	15,021	13,806
Income (loss) from continuing operations	310	(1,789)	(3,996)	(2,715)
Net income (loss)	$(124)	$(2,167)	$(4,545)	$(3,105)
Basic and diluted per share data:
Net income (loss)	$(0.03)	$(0.54)	$(1.12)	$(0.79)

Fiscal Year 2003 (Reorganized company)
Revenues	$52,971	$52,781	$49,806	$48,465
Gross margin	17,386	17,178	15,370	14,947
Income (loss) from continuing operations	(272)	457	(630)	(244)
Gain (loss) on sale of discontinued operations	8,384	(200)	—	(189)
Net income (loss)	$8,112	$257	$(630)	$(433)
Basic and diluted per share data:
Net income (loss)	$2.01	$0.06	$(0.15)	$(0.11)

Summary of Significant Charges:

Fiscal Year 2004
Restructuring charge	$—	$2,307	$3,970	$2,742

Fiscal Year 2003
Restructuring charge	$—	$—	$1,152	$1,545

NOTE 19.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES:

The following is a summary of activity in the Company’s valuation and qualifying accounts and reserves for the periods ended September 30, 2004, 2003, 2002, and December 31, 2001:

	Balance at beginning of period	Charges (credits) to costs and expenses	Deductions(1)	Balance at end of period
	(dollars in thousands)
Fiscal Year ended September 30, 2004 (Reorganized Company)
Allowance for doubtful accounts	$1,532	(18)	(480)	$1,034

Fiscal Year ended September 30, 2003 (Reorganized Company)
Allowance for doubtful accounts	$2,693	(159)	(1,002)	$1,532

Nine months ended September 30, 2002 (Reorganized Company)
Allowance for doubtful accounts	$3,586	(16)	(877)	$2,693

Three months ended December 31, 2001 (Predecessor Company)
Allowance for doubtful accounts	$4,538	123	(33)	$4,628

(1)  Amount consists primarily of receivable balances reserved for that have been determined to be uncollectible and written-off.

NOTE 20.

SUBSEQUENT EVENTS (Unaudited)

The Company owed $3.1 million on its senior secured revolving credit facility at December 14, 2004.  The proceeds of this borrowing were utilized for general corporate purposes.  See Note 4 for further discussion regarding the nature and terms of the Company’s bank revolving credit facility.

Also subsequent to September 30, 2004, the Company was awarded a multi-million dollar purchase order from EDS to support the U.S. Department of Homeland Security, Bureau of Citizenship and Immigration Services (USCIS).  We will provide source document scanning and indexing, imaging management and services in support of digitization.

The American Jobs Creation Act of 2004, which was signed into law on October 22, 2004 provides for a one-year tax benefit for U.S. corporations who repatriate earnings from their controlled foreign subsidiaries.  This benefit is contingent upon meeting certain restrictions, including surpassing a five year average of dividend payment history.  Based on the Company’s current circumstances, including the existence of previously taxed income, ability of the foreign subsidiary to declare dividends, and cash availability, the Company will likely not be able to benefit from the reduced tax rate on dividends.